Form 10-Q
period 2018-03-31
Solid Biosciences Inc.
filed 2018-05-10
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38360

Solid Biosciences Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0943402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Portland Street, Fifth Floor Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 337-4680

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐    No  ☒

As of May 1, 2018, the registrant had 35,461,959 shares of common stock, $0.001 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017	2
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017	3
	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017	4
	Condensed Consolidated Statements of Preferred Units and Stockholders’/Members’ Equity/(Deficit) for the three months ended March 31, 2018 and the year ended December 31, 2017	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017	6
	Notes to the Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36
PART II.	OTHER INFORMATION	37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 6.	Exhibits	80
	Signatures	82

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$164,773	$52,080
Available-for-sale-securities	17,609	17,014
Prepaid expenses and other current assets	1,931	1,499
Restricted cash	65	65

Total current assets	184,378	70,658
Property and equipment, net	4,418	2,429
Other non-current assets	209	—
Restricted cash	237	—
Deferred offering costs	—	3,106

Total assets	$189,242	$76,193

Liabilities, Preferred Units and Stockholders’ / Members’ Equity / (Deficit)
Current liabilities:
Accounts payable	$5,835	$5,066
Accrued expenses and other current liabilities	4,092	6,205

Total current liabilities	9,927	11,271
Other non-current liabilities	365	—

Total liabilities	10,292	11,271

Commitments and contingencies (Note 10)
Series 2 Senior Preferred Units, no units authorized at March 31, 2018 and 4,886,000 units authorized at December 31, 2017; no units issued and outstanding at March 31, 2018 and 4,886,000 units issued and outstanding at December 31, 2017	—	55,002
Series 1 Senior Preferred Units, no units authorized at March 31, 2018 and 2,500,000 units authorized at December 31, 2017; no units issued and outstanding at March 31, 2018 and 2,500,000 units issued and outstanding at December 31, 2017	—	25,000
Junior Preferred Units, no units authorized at March 31, 2018 and 4,414,356 units authorized at December 31, 2017; no units issued and outstanding at March 31, 2018 and 4,414,356 units issued and outstanding at December 31, 2017	—	44,177
Stockholders’ / Members’ equity / (deficit):
Series A, B, C and D Common Units, no units authorized at March 31, 2018 and 20,189,509 units authorized at December 31, 2017; no units issued and outstanding at March 31, 2018 and 19,438,552 units issued and outstanding at December 31, 2017	—	65,014
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2018 and no shares authorized at December 31, 2017; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at March 31, 2018 and no shares authorized at December 31, 2017; 35,476,892 shares issued and outstanding at March 31, 2018 and no shares issued and outstanding at December 31, 2017	35	—
Additional paid-in capital	319,073	—
Accumulated other comprehensive loss	(23)	(13)
Accumulated deficit	(140,135)	(124,258)

Total stockholders’/members’ equity/(deficit)	178,950	(59,257)

Total liabilities, preferred units and stockholders’/members’ equity	$189,242	$76,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$—	$—
Operating expenses:
Research and development	11,929	8,733
General and administrative	4,044	5,380

Total operating expenses	15,973	14,113

Loss from operations	(15,973)	(14,113)

Other income (expense):
Interest income	65	62
Other income	31	176

Total other income (expense), net	96	238

Net loss	(15,877)	(13,875)
Net loss attributable to non-controlling interest	—	(1,060)

Net loss attributable to Solid Biosciences Inc.	(15,877)	(12,815)
Accretion of preferred units to redemption value	—	(959)
Redemption of preferred units	—	15,685
Redemption of redeemable interest from non-controlling interest in Solid GT	—	(1,925)

Net loss attributable to common stockholders	$(15,877)	$(14)

Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.01)

Weighted average shares of common stock outstanding, basic and diluted	29,354,650	3,047,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(15,877)	$(13,875)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(10)	(23)

Comprehensive loss	(15,887)	(13,898)
Comprehensive loss attributable to non-controlling interest	—	(1,060)

Comprehensive loss attributable to Solid Biosciences Inc.	$(15,887)	$(12,838)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY/(DEFICIT)

(unaudited, in thousands, except share / unit data)

	Redeemable Preferred Units	Amount	Series 2 Senior Preferred Units	Amount	Series 1 Senior Preferred Units	Amount	Junior Preferred Units	Amount	Series A, B, C and D Common Units	Amount	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Members’/ Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)
Balance at December 31, 2016	17,100,000	$71,649	—	—	—	—	—	—	5,123,917	$558	—	—	—	$23	$(84,941)	$(84,360)	$46,474	$(37,886)
Issuance of Series 1 senior preferred units, net of issuance costs of $500 and tranche right of $459	—	—	—	—	2,500,000	$24,041	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Series 1 senior preferred units to redemption value	—	—	—	—	—	959	—	—	—	—	—	—	—	—	(959)	(959)	—	(959)
Redemption of preferred units	—	(15,685)	—	—	—	—	—	—	—	—	—	—	—	—	15,685	15,685	—	15,685
Equity-based compensation	—	—	—	—	—	—	—	—	—	5,030	—	—	—	—	—	5,030	300	5,330
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(52,118)	(52,118)	(1,060)	(53,178)
Issuance of Series B common units in exchange for Series A common units	—	—	—	—	—	—	—	—	(1,301,520)	—	—	—	—	—	—	—	—	—
Issuance of Series D common units in exchange for Series A common units	—	—	—	—	—	—	—	—	(160,954)	—	—	—	—	—	—	—	—	—
Issuance of Series A common units in exchange for redeemable preferred units	(17,100,000)	(55,964)	—	—	—	—	—	—	12,219,299	55,964	—	—	—	—	—	55,964	—	55,964
Issuance of junior preferred units in redemption of Class D non-controlling interest in Solid GT	—	—	—	—	—	—	4,414,356	$44,177	—	—	—	—	—	—	(1,925)	(1,925)	(42,252)	(44,177)
Issuance of Series C common units in exchange for Class B non-controlling interest in Solid GT	—	—	—	—	—	—	—	—	1,635,916	2,053	—	—	—	—	—	2,053	(2,053)	—
Issuance of Series D common units in exchange for Class C non-controlling interest in Solid GT	—	—	—	—	—	—	—	—	1,083,205	1,409	—	—	—	—	—	1,409	(1,409)	—
Issuance of Series D common units	—	—	—	—	—	—	—	—	838,689	—	—	—	—	—	—	—	—	—
Issuance of Series 2 senior preferred units,			4,886,000	$55,002
Unrealized loss on available for sale securities	—	—			—	—	—	—	—	—				(36)	—	(36)	—	(36)

Balance at December 31, 2017	—	—	4,886,000	$55,002	2,500,000	$25,000	4,414,356	$44,177	19,438,552	$65,014	—	$—	$—	$(13)	$(124,258)	$(59,257)	—	$(59,257)
Conversion of units into shares of common stock	—	—	(4,886,000)	(55,002)	(2,500,000)	(25,000)	(4,414,356)	(44,177)	(19,429,620)	(65,180)	26,498,559	26	189,333	—	—	124,179	—	124,179
Issuance of common stock upon initial public offering, net of issuance costs of $4,592	—	—	—	—	—	—	—	—	—	—	8,984,375	$9	$129,087	—	—	129,096	—	129,096
Equity-based compensation	—	—	—	—	—	—	—	—	—	166			653	—	—	819	—	819
Net loss	—	—	—	—	—	—	—	—	—	—				—	(15,877)	(15,877)	—	(15,877)
Repurchase of common units/ shares of common stock									(8,932)		(6,042)
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	—	—				(10)	—	(10)	—	(10)

Balance at March 31, 2018	—	—	—	$—	—	$—	—	$—	—	$—	35,476,892	$35	$319,073	$(23)	$(140,135)	$178,950	$—	$178,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(15,877)	$(13,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on available-for-sale securities	5	107
Equity-based compensation expense	819	3,230
Depreciation expense	227	51
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(641)	184
Accounts payable	(354)	832
Accrued expenses and other current and non-current liabilities	(1,351)	(725)

Net cash used in operating activities	(17,172)	(10,196)

Cash flows from investing activities:
Purchases of property and equipment	(1,001)	(248)
Proceeds from sale and maturities of available-for-sale securities	8,509	7,210
Purchases of available-for-sale securities	(9,119)	—

Net cash (used in) provided by investing activities	(1,611)	6,962

Cash flows from financing activities:
Proceeds from issuance of Series 1 Senior Preferred units	—	25,000
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	133,688	—
Payment of deferred offering costs	(1,975)	(178)

Net cash provided by financing activities	131,713	24,822

Net increase in cash, cash equivalents and restricted cash	112,930	21,588
Cash, cash equivalents and restricted cash at beginning of period	52,145	7,843

Cash, cash equivalents, and restricted cash at end of period	$165,075	$29,431

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A, B, C and D common units into shares of common stock	$65,180	—

Conversion of Series 2 Senior Preferred units into shares of common stock	$55,002	—

Conversion of Series 1 Senior Preferred units into shares of common stock	$25,000	—

Conversion of Junior Preferred units into shares of common stock	$44,177	—

Accretion to redemption value for redeemable preferred units	—	$(959)

Redemption of preferred units	—	$15,685

Redemption of redeemable interest from non-controlling interest in Solid GT	—	$(1,925)

Deferred offering costs included in accounts payable	$193	$54

Offering costs included in accounts payable	—	$500

Property and equipment included in accounts payable	$1,479	$16

Issuance of Series D common units in exchange for Series A common units	—	$638

Issuance of Series A common units in exchange for Redeemable preferred units	—	$55,964

Issuance of Junior preferred units upon redemption of Class D non-controlling interest in Solid GT	—	$44,177

Issuance of Series C common units in exchange for Class B non-controlling interest in Solid GT	—	$2,053

Issuance of Series D common units in exchange for Class C non-controlling interest in Solid GT	—	$1,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share / unit and per share / unit data)

1. Nature of the Business and Basis of Presentation

Nature of Business

Solid Biosciences Inc. was organized in March 2013 under the name SOLID Ventures Management, LLC. In October 2013, the Company changed its name to Solid Ventures, LLC and in June 2015, the Company changed its name to Solid Biosciences, LLC.

The Company operated as a Delaware limited liability company under the name Solid Biosciences, LLC until immediately prior to the effectiveness of its registration statement on Form S-1 on January 25, 2018, at which time it completed a statutory corporate conversion into a Delaware corporation (the “Corporate Conversion”) and changed its name to Solid Biosciences Inc. (the “Company”). As a result of the Corporate Conversion, all of the Series 1 and 2 Senior Preferred Units, Junior Preferred Units, Series A, B, C and D Common Units of Solid Biosciences, LLC converted into shares of common stock of Solid Biosciences Inc. on a one for 0.8485 basis and all of the unit holders of Solid Biosciences, LLC became holders of common stock of Solid Biosciences Inc.

The Company’s mission is to cure Duchenne muscular dystrophy (“DMD”), a genetic muscle-wasting disease predominantly affecting boys. It is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. The Company’s lead product candidate, SGT-001, is a gene transfer under development to restore functional dystrophin protein expression in patients’ muscles. SGT-001 has been granted Rare Pediatric Disease Designation in the United States and Orphan Drug Designations in both the United States and European Union. The Company filed an Investigational New Drug application, or IND, in September 2017 and initiated a Phase I/II clinical trial for SGT-001 in the United States during the fourth quarter of 2017. In November 2017, the FDA notified the Company that the Company was not permitted to dose patients in the higher-dose group of IGNITE DMD due to a partial clinical hold. The partial clinical hold related to the number of vials and manufacturing lots utilized per patient, as well as manufacturing processes to support the higher-dose group. The Company has since submitted a response to the FDA and was notified that the partial clinical hold has been resolved.

In March 2018, the Company announced that IGNITE DMD was placed on full clinical hold following an unexpected serious adverse event reported in the first patient dosed in the clinical trial. The Company has since received a formal clinical hold letter in which the FDA has requested additional information, including an assessment of the etiology of the event, the patient’s clinical status and laboratory parameters, and any additional measures to address patient safety. The Company is finalizing its response to the FDA letter.

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

Initial Public Offering in January 2018

On January 30, 2018, the Company completed its initial public offering with the sale of 8,984,375 shares of common stock, including shares of common stock issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $129,096, after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through March 31, 2018, the Company has funded its operations primarily with the proceeds from the private placements of preferred units and member units and its recently completed initial public offering. The Company has incurred recurring losses from operations since its inception, including a net loss of $15,877 and $13,875 for the three months ended March 31, 2018 and 2017, respectively. In addition, as of March 31, 2018, the Company had an accumulated deficit of $140,135. The Company expects to continue to generate operating losses for the foreseeable future.

As of March 31, 2018, the Company had cash, cash equivalents and available-for-sale securities of $182,382. The Company believes that its cash, cash equivalents and available-for-sale securities as of March 31, 2018 will enable it to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the issuance of these financial statements.

To execute its business plans, the Company will need substantial funding to support its continuing operations and pursue its growth strategy. Until the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through the sale of public or private equity, debt financings or other capital sources, potentially including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all. Even if the Company is able to secure financing, the terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, pre-clinical and clinical testing or commercialization efforts, which could adversely affect its business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations, if at all.

Merger and Recapitalization in March 2017

The Company had historically owned 100% of the voting units of its wholly owned subsidiary, Solid GT, LLC (“Solid GT”), and the results of Solid GT are included in the Company’s condensed consolidated financial statements. In November 2015, Solid GT issued voting units to new investors which decreased the Company’s voting ownership in Solid GT to 77%. The Company continued to consolidate the results of Solid GT into its financial statements as the Company owned a majority voting interest in Solid GT and directed the activities of Solid GT. However, because the Company controlled but owned less than 100% of Solid GT, the Company recorded a non-controlling ownership interest at its fair value at inception and recognizes the net loss or profit attributable to non-controlling interests in the condensed consolidated statements of operations based on a profit and loss sharing arrangement between the Company and the non-controlling interests. The Company also presents the change in equity related to equity-based compensation issued to Solid GT employees by Solid GT in non-controlling interest.

On March 29, 2017, the Company merged the operations of Solid GT into the Company and Solid GT ceased to exist as a legal entity. The proportionate share of the loss attributed to the non-controlling interest amounted to $1,060 for the three months ended March 31, 2017. There was no loss attributed to the non-controlling interest for the three months ended March 31, 2018 since the merger was completed on March 29, 2017. See Note 3, Merger and Recapitalization, for additional information.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements (condensed consolidated financial statements) include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the recognition of research and development expenses and equity-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.

Restricted Cash

The Company held restricted cash of $302 in separate restricted bank accounts as security deposits for the lease of the Company’s facilities as of March 31, 2018. The Company has included restricted cash of $65 as a current asset and restricted cash of $237 as a non-current asset as of March 31, 2018.

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

The Company classifies all of its investments as available-for-sale securities. The Company’s investments are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale debt securities are reported as a separate component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the condensed consolidated statement of operations. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the condensed consolidated statement of operations. No such adjustments were necessary during the periods presented.

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

Equity-Based Compensation

In connection with the completion of the Company’s initial public offering, the Company adopted the 2018 Omnibus Incentive Plan, which provides for the issuance of share-based awards, including options to purchase common stock. The 2018 Omnibus Incentive Plan provides for the awarding of up to 5,001,000 shares of common stock for equity awards.

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. The Company applies the straight-line method of expense recognition to all awards with only service-based vesting conditions. The Company has not issued any awards with performance-based vesting conditions.

For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed. At the end of each financial reporting period prior to the completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Through January 25, 2018, the Company granted restricted common units to employees, directors and non-employees. In connection with the Company’s Corporate Conversion on January 25, 2018, all restricted common units were converted to restricted shares of common stock.

The Company measures restricted common stock granted to employees and directors based on the fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. The Company generally issued restricted common stock with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company has not issued any awards with performance-based vesting conditions.

The Company measured restricted common stock awards granted to consultants and non-employees based on the fair value of the award on the date of grant. Compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of unvested awards is remeasured using the then-current fair value of the Company’s common stock.

The Company classifies stock-based compensation expense in its condensed consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of benefit attributable to the position is recognized. The tax benefit to be recognized of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency.

Prior to the January 25, 2018, the Company had not been subject to U.S. federal income taxes as the Company was organized as a limited liability company. As such, the taxable income or loss was passed through to and included in the tax returns of the members. Since January 25, 2018, the Company’s income has since been subject to U.S. federal, state, local, and foreign income taxes and taxed at the prevailing corporate tax rates.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing treatments through gene therapy and other means for patients with DMD. All of the Company’s tangible assets are held in the United States.

Comprehensive Loss

Comprehensive loss includes net loss, as well as other changes in stockholders’/members’ equity/(deficit) that result from transactions and economic events other than those with stockholders and members. The Company’s only element of other comprehensive income (loss) in all periods presented was unrealized gains (losses) from available-for-sale securities.

Net Loss per Share

The Company follows the two-class method when computing net loss per share, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive shares of common stock assuming the dilutive effect of common stock equivalents.

The Company’s preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive.

Contingencies

Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent the Company’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. The Company reviews the status of each significant matter and assesses its potential financial exposure. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and may change its estimates. These changes in the estimates of the potential liabilities could have a material impact on the Company’s condensed consolidated results of operations and financial position.

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASC 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted this standard in the first quarter of 2018 and its adoption did not have any impact on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents. The Company adopted this standard in the first quarter of 2018 and its adoption resulted in the inclusion of restricted cash in total cash and cash equivalents in the determination of changes in cash and cash equivalents in the Company’s condensed consolidated statements of cash flows. The presentation of restricted cash on the condensed consolidated balance sheet remains the same.

A reconciliation of the amounts from the cash flow statement to the balance sheet is as follows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents as presented on balance sheet	$164,773	$29,266
Restricted cash, current, as presented on balance sheet	65	—
Restricted cash, non-current, as presented on balance sheet	237	165

Cash and cash equivalents and restricted cash as presented on cash flow statement	$165,075	$29,431

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. ASU 2016-15 is effective on a retrospective basis. The Company adopted this standard in the first quarter of 2018 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of cash flows.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases. The standard is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its condensed consolidated financial statements.

3. Merger and Recapitalization

On March 29, 2017, Solid Biosciences, LLC completed a series of transactions, which included the issuance of Series 1 Senior Preferred Units pursuant to the Senior Preferred Unit Purchase Agreement (the “Senior Preferred Unit Purchase Agreement”) and the merger of Solid GT into Solid Biosciences, LLC pursuant to the merger agreement between Solid Biosciences, LLC and Solid GT (the “Merger Agreement”), collectively referred to as the “Merger and Recapitalization.” As part of the Merger and Recapitalization, Solid Biosciences, LLC (a) issued 2,500,000 Series 1 Senior Preferred Units to new investors at $10.00 per unit resulting in gross proceeds to Solid Biosciences, LLC of $25,000, (b) merged operations of Solid GT into Solid Biosciences, LLC, effected through the exchange of Solid GT units held by non-controlling interests of Solid Biosciences, LLC into new classes Solid Biosciences, LLC units, and (c) exchanged existing Redeemable Preferred Units and Series A Common Units of Solid Biosciences, LLC into new units. The details of each component of the Merger and Recapitalization are as follows:

(a) Issuance of Series 1 Senior Preferred Units

Pursuant to the Senior Preferred Unit Purchase Agreement, Solid Biosciences, LLC issued 2,500,000 Series 1 Senior Preferred Units to new investors at $10.00 per unit resulting in gross proceeds to Solid Biosciences, LLC of $25,000.

(b) Merger of Solid GT into Solid Biosciences, LLC

Prior to the Merger and Recapitalization, Solid Biosciences, LLC issued Class B Non-Voting and Class D Voting Units of Solid GT to holders which represent non-controlling interests of Solid Biosciences, LLC. On March 29, 2017, in connection with the Merger and Recapitalization, the non-controlling interests were eliminated as follows:

•	50,000 Class B Non-Voting Units of Solid GT (“Solid GT Class B Units”) were exchanged for 1,635,916 Series C Common Units of Solid Biosciences, LLC; and

•	134,920 Class D Voting Units of Solid GT (“Solid GT Class D Units”) were exchanged for 4,414,356 Junior Preferred Units of Solid Biosciences, LLC.

In addition, the Class C Non-Voting Units of Solid GT (“Solid GT Class C Restricted Units”) were exchanged for Series D Common Units of Solid Biosciences, LLC. The Solid GT Class C Restricted Units were held by employees and consultants of Solid GT.

Since there was no change in control in connection with the Solid GT merger, the exchange of Solid GT Class B Units, Class C Restricted Units and Class D Units was accounted for as an equity transaction. In addition, because Solid GT Class D Units represented preferred units with preference over the other classes of Solid GT Units, the difference between the carrying value of the Solid GT Class D Units and the fair value of Junior Preferred Units was recorded as a deemed dividend in members’ deficit, which impacted net loss attributable to common unitholders.

(c) Exchange of Solid Biosciences, LLC existing Redeemable Preferred Units and Series A Common Units

In connection with the Merger and Recapitalization, Solid Biosciences, LLC exchanged its existing Redeemable Preferred Units and Series A Common Units as follows:

•	17,100,000 Redeemable Preferred Units of Solid Biosciences, LLC were exchanged for 12,219,299 Series A Common Units of Solid Biosciences, LLC.

•	4,560,000 Series A Common Units of Solid Biosciences, LLC were exchanged for 3,258,480 Series B Common Units of Solid Biosciences, LLC.

•	563,917 Series A Common Units of Solid Biosciences, LLC were exchanged for 402,963 Series D Common Units of Solid Biosciences, LLC.

The table below displays the pre-merger and post-merger capitalization structure of Solid Biosciences, LLC:

Pre-Merger and Recapitalization			Post-Merger and Recapitalization
Entity	Class	Issued	Entity	Class	Issued
Company	Redeemable Preferred	17,100,000	Company	Series A Common	12,219,299
Company	Series A Common (Founders)	4,560,000	Company	Series B Common	3,258,480
Company	Series A Common (Others)	563,917	Company	Series D Common	402,963
Solid GT	Class A Voting	450,000		Ceased to exist
Solid GT	Class B Non-Voting	50,000	Company	Series C Common	1,635,916
Solid GT	Class C Non-Voting	33,107	Company	Series D Common	1,083,205
Solid GT	Class D Voting	134,920	Company	Junior Preferred	4,414,356

Company (Total)	Common Units (Series A)	5,123,917	Company (Total)	Common Units (Series A, B, C and D)	18,599,863

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$17,609	$—	$17,609

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$17,014	$—	$17,014

As of March 31, 2018 and December 31, 2017, the fair values of the Company’s available-for-sale debt securities, which consisted of U.S. government agency securities and corporate bond securities, were determined using Level 2 inputs. During the three months ended March 31, 2018 and the year ended December 31, 2017, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

5. Available-for-Sale Securities

As of March 31, 2018 and December 31, 2017, the fair value of available-for-sale securities by type of security was as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
U.S. government agency securities	$10,475	$—	$(9)	$10,466
Corporate bond securities	7,157	—	(14)	7,143

	$17,632	$—	$(23)	$17,609

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
U.S. government agency securities	$9,473	$—	$(7)	$9,466
Corporate bond securities	7,554	—	(6)	7,548

	$17,027	$—	$(13)	$17,014

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$17,632	$17,609	$17,027	$17,014

Total available-for-sale securities	$17,632	$17,609	$17,027	$17,014

The weighted average maturity of the Company’s available-for-sale securities as of March 31, 2018 and December 31, 2017 was approximately 0.4 years.

6. Property and Equipment

Property and equipment consists of the following:

	March 31, 2018	December 31, 2017
Furniture and fixtures	$66	$61
Laboratory equipment	2,682	2,338
Leasehold improvements	84	68
Computer equipment	166	77
Computer software	23	23
Construction in process	2,128	366

	5,149	2,933
Less accumulated depreciation	731	504

	$4,418	$2,429

Depreciation expense was $227 and $51 for the three months ended March 31, 2018 and 2017, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2018	December 31, 2017
Accrued research and development	$996	$1,855
Accrued compensation	979	2,033
Deferred funding from charitable organizations	213	233
Accrued other	1,904	2,084

	$4,092	$6,205

8. Equity-Based Compensation

2018 Omnibus Incentive Plan

In connection with the closing of the Company’s initial public offering, the board of directors and stockholders approved the 2018 Omnibus Incentive Plan, which provides for the reservation of 5,001,000 shares of common stock for equity awards. The following table summarizes the Company’s stock option activity for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	—	$—
Granted	558,105	26.23

Outstanding at March 31, 2018	558,105	$26.23

Exercisable at March 31, 2018	—	$—

At March 31, 2018, the Company had an aggregate of $9,563 of unrecognized equity-based compensation cost related to stock options, which is expected to be recognized over a weighted average period of 3.9 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

Three Months Ended March 31, 2018
Expected volatility	73.8%
Expected dividends	0.00%
Expected term (in years)	6.25
Risk-free rate	2.77%

The weighted average fair value of options to purchase shares of common stock granted during the three months ended March 31, 2018 was $17.68.

Restricted Common Stock

In connection with the Company’s Corporate Conversion on January 25, 2018, all restricted Series B and D common units were converted to restricted shares of common stock. The following table summarizes the Company’s unvested restricted shares of common stock activity from December 31, 2017 through March 31, 2018:

	Units / Shares	Weighted- Average Grant Date Fair Value
Unvested restricted Series D Common Units at December 31, 2017	1,404,265	$4.83
Vested units prior to Corporate Conversion	(66,019)	3.46
Forfeited units prior to Corporate Conversion	(8,932)	2.99
Unvested Series D Common Units at January 25, 2018 prior to Corporate Conversion	1,329,314	4.91

Conversion to restricted shares of common stock upon Corporate Conversion	1,128,182	5.79
Vested shares of common stock	(56,655)	3.93
Forfeited	(6,042)	5.55

Unvested restricted shares of common stock at March 31, 2018	1,065,485	$5.89

At March 31, 2018, the Company had an aggregate of $5,655 of unrecognized equity-based compensation cost related to restricted shares of common stock, which is expected to be recognized over a weighted average period of 1.6 years.

The Company recorded equity-based compensation expense related to all of its share and unit-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations for the three months ended March 31:

	2018	2017
Research and development	$632	$393
General and administrative	187	2,837

Total	$819	$3,230

9. Income Taxes

The Company recorded no tax benefit for the three months ended March 31, 2018 for the net operating losses incurred due to its uncertainty of realizing a benefit from those items. The Company was not subject to federal and state income taxes for the three months ended March 31, 2017 as it was organized as a limited liability company which was taxed as a partnership for U.S. tax purposes.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of March 31, 2018 is as follows:

March 31, 2018
Income tax computed at federal statutory tax rate	21.0%
State taxes, net of federal benefit	3.1%
Permanent differences	(2.3)%
Tax credits	6.4%
Loss taxed as a partnership	(8.2)%
Other	(0.1)%
Valuation allowance	(19.9)%

0.0%

The Company established deferred tax assets and liabilities on identified book to tax temporary differences as of the date of conversion to a C-corporation. Deferred income taxes reflect the net tax effects of these temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of March 31, 2018 is as follows:

March 31, 2018
Deferred tax assets:
Tax loss carryforwards	$2,027
Tax credit carryforwards	1,019
Intangible assets	108
Deferred revenues	58
Deferred expenses	100
Accrued expenses	188
Other	9

Total deferred tax assets	3,509

Depreciation	(224)
Valuation allowance	(3,285)

Net deferred taxes	$—

As of March 31, 2018, the Company has federal net operating loss carryforwards of $6,935 and tax credits of $956 which may be used to offset future federal income and tax liability, respectively. In addition, the Company has state net operating loss carryforwards of approximately $6,922 and tax credits of $80 which may be used to offset future state income and tax liability, respectively. The Company’s ability to utilize these federal and state carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of the deferred tax assets. The Company concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets. The Company had approximately $3,285 in valuation allowances recorded against its deferred tax assets as of March 31, 2018.

As of March 31, 2018, the Company did not have unrecognized tax benefits. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2018, no interest and penalties have been recorded.

10. Commitments and Contingencies

Contingencies

In the first quarter of 2017, the Company terminated the development, manufacturing and testing agreement (the “Agreement”) it entered into in January 2016 with a third-party. The Company and the third-party were in dispute regarding the remaining amounts owned by the Company to the third-party under the Agreement. The Company settled the matter in April 2018 for $1,320. This amount is included in accrued expenses and other liabilities at March 31, 2018.

Legal Proceedings

On March 27, 2018, a purported stockholder of the Company, filed a putative class action complaint alleging violations of the federal securities laws, in the United States District Court for the District of Massachusetts (Case No. 18-10587), against the Company and certain of the Company’s current executive officers and underwriters in the Company’s initial public offering. The plaintiff claims to represent purchasers of the Company’s common stock during the period from January 25, 2018 to March 14, 2018 and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to the Company’s lead product candidate.

On March 28, 2018, a purported stockholder of the Company, filed a putative class action complaint alleging violations of the federal securities laws, in the Business Litigation Section of the Superior Court of the Commonwealth of Massachusetts (Civil Action No. 1884-00984), against the Company, Ilan Ganot, Jennifer Ziolkowski, the Company’s directors and certain of the underwriters in the Company’s initial public offering. The plaintiff in this suit claims to represent purchasers of the Company’s common stock in or traceable to the Company’s January 25, 2018 initial public offering and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to the Company’s lead product candidate.

On April 3, 2018, a purported stockholder of the Company, filed a putative class action complaint alleging violations of the federal securities laws, in the United States District Court for the District of Massachusetts (Case No. 18-10639), against the Company, Ilan Ganot and Jennifer Ziolkowski. The plaintiff in this suit claims to represent purchasers of the Company’s common stock during the period from January 25, 2018 to March 14, 2018 and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to the Company’s lead product candidate.

While the Company is vigorously defending against all claims asserted, this litigation could result in substantial costs to the Company and a diversion of the Company’s management’s attention and resources, which could harm its business. In addition, the uncertainty of the pending lawsuits or potential filing of additional lawsuits could lead to more volatility and a reduction in the Company’s stock price. Given the early stage of the litigation, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. It is not currently possible to assess whether or not the outcome of these proceedings may have a material adverse effect on the Company.

Leases

In January 2018, the Company executed a lease agreement for lab space in Cambridge, Massachusetts. The lease consists of approximately 9,500 square feet with an initial term of five years with the option to extend the term for one additional two year term. The future minimum rent commitment for the initial five-year term is approximately $3,800. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In January 2018, the Company executed a lease agreement for office space in Cambridge, Massachusetts. The space serves as the Company’s corporate headquarters and consists of approximately 16,000 square feet. The term of the lease runs through February 2022. The future minimum rent commitment for the lease term is approximately $4,600. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

Future minimum lease payments for these operating leases as of March 31, 2018 were as follows:

Year Ending December 31,
2018	$1,157
2019	1,917
2020	1,999
2021	2,038
2022	1,005
Thereafter	267

Total	$8,383

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows for the three months ended March 31:

	2018	2017
Net loss	$(15,877)	$(13,875)
Net loss attributable to non-controlling interest	—	(1,060)

Net loss attributable to Solid Biosciences Inc.	$(15,877)	$(12,815)
Accretion of preferred units to redemption value	—	(959)
Redemption of preferred units	—	15,685
Redemption of redeemable interest from non-controlling interest in Solid GT	—	(1,925)

Net loss attributable to common stockholders	$(15,877)	$(14)

The denominator is as follows for the three months ended March 31:

	2018	2017
Weighted average shares of common stock outstanding, basic and diluted	29,354,650	3,047,759

Net loss per share attributable to common stockholders, basic and diluted is as follows for the three months ended March 31:

	2018	2017
Net loss per share attributable to common stockholders	$(0.54)	$(0.01)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect for the three months ended March 31:

	2018	2017
Options to purchase shares of common stock	558,105	—
Unvested shares of common stock	1,065,485	—
Series B common units	—	814,620
Series D common units	—	819,578

	1,623,590	1,634,198

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2017 included in our annual report filed on Form 10-K on March 29, 2018.

Some of the statements contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this quarterly report on Form 10-Q particularly including those risks identified in Part II, -Item 1A “Risk Factors” and our other filings with the SEC.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this quarterly report on Form 10-Q. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this quarterly report on Form 10-Q, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.

Overview

Our mission is to cure Duchenne muscular dystrophy, or DMD, a genetic muscle-wasting disease predominantly affecting boys, with symptoms that usually manifest between three and five years of age. DMD is a progressive, irreversible and ultimately fatal disease that affects approximately one in every 3,500 to 5,000 live male births and has an estimated prevalence of 10,000 to 15,000 cases in the United States alone. DMD is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. There is no cure for DMD and, for the vast majority of patients, there are no satisfactory symptomatic or disease-modifying treatments. Our lead product candidate, SGT-001, is a gene transfer under development to restore functional dystrophin protein expression in patients’ muscles. Based on our preclinical program that included multiple animal species of different phenotypes and genetic variations, we believe the mechanism of action of SGT-001, if our clinical trials prove to be successful, has the potential to slow or even halt the progression of DMD, regardless of the type of genetic mutation or stage of the disease. We filed an IND in September 2017 and initiated a Phase I/II clinical trial for SGT-001 in the United States during the fourth quarter of 2017. In November 2017, the FDA notified us that we were not permitted to dose patients in the higher-dose group of IGNITE DMD due to a partial clinical hold. The partial clinical hold related to the number of vials and manufacturing lots utilized per patient, as well as manufacturing processes to support the higher-dose group. We have since submitted a response to the FDA and were notified that the partial clinical hold has been resolved.

In March 2018, we announced that IGNITE DMD was placed on full clinical hold following an unexpected serious adverse event reported in the first patient dosed in the clinical trial. We have since received a formal clinical hold letter in which the FDA has requested additional information, including an assessment of the etiology of the event, the patient’s clinical status and laboratory parameters, and any additional measures to address patient safety. We are finalizing our response to the FDA letter. We plan to work closely with the FDA to address the clinical hold.

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

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net losses were $15.9 million and $13.9 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $140.1 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

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

On January 30, 2018, we completed our initial public offering in which we sold 8,984,375 shares of our common stock, including the underwriters’ over-allotment option, at a public offering price of $16.00 per share, in exchange for net proceeds of $129.1 million after deducting underwriting discounts and commissions and offering expenses.

As of March 31, 2018, we had cash, cash equivalents and available-for-sale securities of $182.4 million. We believe that our existing cash, cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements until the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Corporate conversion

We operated as a Delaware limited liability company under the name Solid Biosciences, LLC until immediately prior to the effectiveness of our registration statement on Form S-1 on January 25, 2018, at which time we converted into a Delaware corporation pursuant to a statutory conversion and change our name to Solid Biosciences Inc., or the Corporate Conversion. As a result of the Corporate Conversion, the holders of the Series 1 and 2 Senior Preferred, Junior Preferred Units, Series A, B, C and D Common Units of Solid Biosciences, LLC became holders of common stock of Solid Biosciences Inc.

Merger and recapitalization

We historically owned 100% of the voting units of our wholly owned subsidiary, Solid GT, LLC, or Solid GT, and the results of Solid GT are included in our condensed consolidated financial statements. Solid GT was organized in Delaware in August 2014 and was engaged in the business of developing disease-modifying interventions for DMD through gene therapy. In November 2015, Solid GT issued voting units to new investors, which decreased our voting ownership in Solid GT to 77%. We consolidated the results of Solid GT as we owned a majority voting interest in Solid GT and we directed the activities of Solid GT.

Net loss attributable to non-controlling interests in our condensed consolidated statement of operations and comprehensive loss consists of the portion of the net income or loss of Solid GT that is not allocated to us. Changes in the amount of net loss attributable to non-controlling interests are directly impacted by changes in the net income or loss of Solid GT. On March 29, 2017, we merged the operations of Solid GT into the company and Solid GT ceased to exist as a separate legal entity. As a result, for periods subsequent to March 29, 2017, we no longer report any non-controlling interests related to Solid GT.

Financial operations overview

Revenue

We have not generated any revenue as we do not have any approved products and do not expect to generate any revenue from the sale of our products for the next few years. If our development efforts for SGT-001 or our other product candidates are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from those collaboration or license agreements.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of SGT-001 and our other product candidates and include:

•	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and preclinical activities on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture SGT-001 and our other product candidates for use in our preclinical and clinical trials;

•	salaries, benefits and other related costs, including equity-based compensation expense, for personnel engaged in research and development functions;

•	costs of outside consultants, engaged to assist in our research and development activities, including their fees, equity-based compensation and related travel expenses;

•	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;

•	costs incurred in seeking regulatory approval of SGT-001 and our other product candidates;

•	expenses incurred under our intellectual property licenses; and

•	facility-related research and development expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We expense research and development expenses as incurred. We recognize costs for certain development activities, such as preclinical research and development, based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated financial statements as prepaid or accrued research and development expenses.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

(In thousands)	Three Months Ended March 31,		Increase (decrease)
	2018	2017
SGT-001	$7,053	$6,358	$695
Other product candidates	686	461	225
Unallocated research and development expenses	4,190	1,914	2,276

Total research and development expenses	$11,929	$8,733	$3,196

We cannot determine with certainty the duration, costs and timing of clinical trials of SGT-001 and our other product candidates or if, when or to what extent we will generate revenue from the commercialization and sale of any our product candidates for which we obtain marketing approval or our other research and development expenses. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, expense and results of any clinical trials of SGT-001 or other product candidates and other research and development activities that we may conduct;

•	the imposition of regulatory restrictions on clinical trials, including full and partial clinical holds and the time and activities required to lift any such holds;

•	uncertainties in clinical trial design and patient enrollment or drop out or discontinuation rates;

•	significant and changing government regulation and regulatory guidance;

•	potential additional studies requested by regulatory agencies;

•	the timing and receipt of any marketing approvals; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including equity-based compensation, for personnel in our executive, finance, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of office facilities and other operating costs.

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

Other income

We have received funding from charitable organizations, which are not considered to be an ongoing major or central part of our business. The amounts received are recorded as other income as services are performed and research expenses are incurred in the condensed consolidated statements of operations.

Income taxes

Since our inception in 2013, we have been organized as a Delaware limited liability company for federal and state income tax purposes and treated as a partnership for U.S. income tax purposes. As such, we were not viewed as a taxpaying entity in any jurisdiction and did not require a provision for income taxes. Each member of our company was responsible for the tax liability, if any, related to its proportionate share of our taxable income.

As a result of the Corporate Conversion on January 25, 2018, we are treated as a corporation for U.S. income tax purposes and are subject to U.S. federal, state and local income taxes at the prevailing corporate tax rates. We expect to generate net operating losses at the corporate level.

We account for income taxes using an asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized. We determine whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of benefit attributable to the position is recognized. The tax benefit to be recognized of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	Accrued research and development expenses and

•	Equity-based compensation

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of operations

Comparison of the three months ended March 31, 2018 and 2017

The following table summarizes our results of operations for the years ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase (decrease)
(in thousands)	2018	2017
Revenue	$—	$—	$—

Operating expenses:
Research and development	11,929	8,733	3,196
General and administrative	4,044	5,380	(1,336)

Total operating expenses	15,973	14,113	1,860

Loss from operations	(15,973)	(14,113)	(1,860)
Other income (expense):
Interest income	65	62	3
Other income	31	176	(145)

Total other income (expense)	96	238	(142)

Net loss	$(15,877)	$(13,875)	$(2,002)

Research and development expenses

	Three Months Ended March 31,		Increase (decrease)
	2018	2017
(in thousands)
SGT-001	$7,053	$6,358	$695
Other product candidates	686	461	225
Unallocated research and development expenses	4,190	1,914	2,276

Total research and development expenses	$11,929	$8,733	$3,196

Research and development expenses for the three months ended March 31, 2018 were $11.9 million, compared to $8.7 million for the three months ended March 31, 2017. The increase of $3.2 million in research and development costs was due to a $2.3 million increase in unallocated research and development costs due primarily to increased compensation and headcount as well as increased facility costs, a net $0.7 million increase in costs related to our lead product candidate SGT-001driven by a $3.5 million increase in clinical development and manufacturing activities offset by a $2.8 million reduction in preclinical costs, and a $0.2 million increase in costs related to our other product candidates.

General and administrative expenses

General and administrative expenses were $4.0 million for the three months ended March 31, 2018, compared to $5.4 million for the three months ended March 31, 2017. The decrease of $1.4 million was due to a decrease in equity-based compensation of $2.7 million, offset by an increase of $1.2 million in personnel and facility related expenses and an increase of $0.1 million of other corporate expenses. The decrease in equity-based compensation of $2.7 million was primarily due to a charge associated with the exchange of certain of our vested common units in connection with the recapitalization of Solid Biosciences, LLC and our merger with Solid GT on March 29, 2017.

Interest income

Interest income remained consistent at $0.1 million for the three months ended March 31, 2018 and 2017.

Other income

Other income for the three months ended March 31, 2018 was $0.1 million compared to $0.2 million for the three months ended March 31, 2017. The decrease of $0.1 million relates to income from charitable organizations. We do not expect these contributions to significantly increase in future periods.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred units and our initial public offering. Through March 31, 2018, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering and an aggregate of $129.1 million of net proceeds from the sale of our common stock after deducting underwriting discounts and commission and offering expenses in our initial public offering.

We completed our initial public offering on January 30, 2018, in which we sold 8,984,375 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $16.00 per share, in exchange for net proceeds of $129.1 million.

As of March 31, 2018, we had cash, cash equivalents and available-for-sale securities of $182.4 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,		Increase (decrease)
	2018	2017
(in thousands)
Cash used in operating activities	$(17,172)	$(10,196)	$(6,976)
Cash (used in) provided by investing activities	(1,611)	6,962	(8,573)
Cash provided by financing activities	131,713	24,822	106,891

Net increase in cash, cash equivalents and restricted cash	$112,930	$21,588	$91,342

Operating activities

During the three months ended March 31, 2018, operating activities used $17.2 million of cash, primarily resulting from our net loss of $15.9 million and cash used in changes in our operating assets and liabilities of $2.3 million offset by non-cash charges of $1.1 million due primarily to equity-based compensation of $0.8 million. Net cash used in changes in our operating assets and liabilities during the three months ended March 31, 2018 consisted of an increase in prepaid expenses and other assets of $0.6 million due to an increase in director and officers’ insurance as we entered the public company market and deposits made for our new facilities and a decrease in accounts payable and accrued expenses of $1.7 million due to the timing of payments.

During the three months ended March 31, 2017, operating activities used $10.2 million of cash, primarily resulting from our net loss of $13.9 million offset by non-cash charges of $3.4 million due primarily to equity-based compensation of $3.2 million, which included $2.8 million associated with the exchange of Series A common units into Series B and D common units, and cash provided by changes in our operating assets and liabilities of $0.3 million. Net cash provided by changes in our operating assets and liabilities during the three months ended March 31, 2017 consisted primarily of a decrease in prepaid expenses and other currents assets of $0.2 million due to the timing of prepaid research and development expense payments and net increase in accounts payable and accrued expenses of $0.1 million due to the timing of payments.

Investing activities

During the three months ended March 31, 2018, investing activities used $1.6 million of cash, consisting primarily of purchases of available-for-sale securities and property and equipment partially offset by proceeds on the sale and maturity of available-for-sale securities.

During the three months ended March 31, 2017, investing activities provided $7.0 million of cash, consisting primarily from proceeds on the sale and maturity of available-for-sale securities offset by purchases of the property and equipment.

We expect that purchases of property and equipment will increase over the next several years resulting from our move into a new office and laboratory facility in 2018.

Financing activities

During the three months ended March 31, 2018, net cash provided by financing activities was $131.7 million, primarily due to the proceeds from our initial public offering of $133.7 million partially offset by $2.0 million of payments made in connection with costs incurred for our initial public offering.

During the three months ended March 31, 2017, net cash provided by financing activities was $24.8 million, primarily due to the proceeds from our sale of Series 1 Senior Preferred Units of $25.0 million offset in part by payments made in connection with our then - proposed initial public offering.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to SGT-001. In addition, we expect to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•	seek to resolve the full clinical hold on the Phase I/II clinical trial for SGT-001 and, if and when lifted, resume our clinical development of SGT-001;

•	move other current or future product candidates into clinical trials;

•	continue research and preclinical development of our other product candidate;

•	seek to identify additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire and retain additional clinical, quality control and scientific personnel;

•	build out new facilities or expand existing facilities to support our ongoing development activity;

•	acquire or in-license other drugs and technologies; and

•	add operational, financial and management information systems and personnel.

On January 30, 2018, we completed our initial public offering in which we sold 8,984,375 shares of common stock, including shares of common stock issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $129.1 million, after deducting underwriting discounts and commissions and offering expenses.

As of March 31, 2018, we had cash, cash equivalents and available-for-sale securities of $182.4 million. We believe that our existing cash, cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements until the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Because of the numerous risks and uncertainties associated with the development of SGT-001 and other product candidates and programs and because the extent to which we may enter collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	our ability to favorably resolve the full clinical hold on the Phase I/II clinical trial of SGT-001 and, if so resolved, the timing of such resolution;

•	the progress and results of our Phase I/II clinical trial and future clinical trials of SGT-001 and our other product candidates;

•	the costs, timing and outcome of regulatory review of SGT-001 and our other product candidates;

•	the scope, progress, results and costs of drug discovery, laboratory testing, manufacturing, preclinical development and clinical trials for other product candidates that we may pursue in the future, if any;

•	the costs associated with our manufacturing process development and evaluation of third-party manufacturers;

•	the costs associated with potentially constructing and validating our own manufacturing facility;

•	revenue, if any, received from commercial sale of SGT-001 or other product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the outcome of any lawsuits filed against us;

•	the terms of our current and any future license agreements and collaborations; and

•	the extent to which we acquire or in-license other product candidates, technologies and intellectual property.

We intend to supply our clinical development program for SGT-001 with drug product produced at a current good manufacturing practices, or cGMP, compliant facility located at one of our Contract Development Manufacturing Organizations, or CDMO, partners. We intend to establish the capability and capacity to supply SGT-001 at commercial scale from multiple sources, including potentially building our own GMP facility to ensure redundancy and reliability. We expect that such a facility would require capital expenditures of between $35.0 million to $45.0 million to commence operations. We expect to finalize plans to potentially build our own GMP facility after we have initial data from our Phase I/II clinical trial for SGT-001.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease commitments (1)	$8,383	$1,157	$5,954	$1,272	$—

(1)	Represents minimum payments due for our leases of office and laboratory space in Cambridge, Massachusetts.

In January 2018, the Company executed a lease agreement for lab space in Cambridge, Massachusetts. The lease consists of approximately 9,500 square feet with an initial term of five years with the option to extend the term for one additional two-year term. The future minimum rent commitment for the initial five-year term is approximately $3.8 million. In addition to rent, the lease requires us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In January 2018, the Company executed a lease agreement for office space in Cambridge, Massachusetts. The lease will serve as our corporate headquarters and consists of approximately 16,000 square feet. The term of the lease runs through February 2022. The future minimum rent commitment for the lease term is approximately $4.6 million. In addition to rent, the lease requires us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

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

Recently Issued Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding recently adopted and issued accounting pronouncements. See also Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related changes in interest rates. As of March 31, 2018, our cash equivalents consisted of money market accounts that have contractual maturities of less than 90 days. As of March 31, 2018, our investments consisted of corporate bond securities and U.S. government agency securities that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness described below.

Material Weakness

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In connection with the preparation of our consolidated financial statements as of and for the years ended December 31, 2016 and 2015, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified were as follows:

•	We did not design or maintain an effective control environment commensurate with our financial reporting requirements. We lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, our insufficient segregation of duties in our finance and accounting functions. The material weakness contributed to the additional material weaknesses detailed below.

•	We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries. Additionally, we did not design and maintain controls over the appropriate cut-off, classification and presentation of accounts and disclosures in the financial statements.

•	We did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose complex transactions. Specifically, we did not design and maintain controls to analyze, account for and disclose complex transactions, including variable interest entities, preferred units, the preferred unit tranche right and equity-based compensation.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On March 27, 2018, James Watkins, a purported stockholder of ours, filed a putative class action complaint alleging violations of the federal securities laws, in the United States District Court for the District of Massachusetts (Case No. 18-10587), against us, Ilan Ganot, our Chief Executive Officer, Jennifer Ziolkowski, our Chief Financial Officer, and the underwriters in our initial public offering, J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, Leerink Partners, LLC, Nomura Securities Co., LLC and Chardan Capital Markets LLC. The plaintiff in this suit claims to represent purchasers of our common stock during the period from January 25, 2018 to March 14, 2018 and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to our lead product candidate.

On March 28, 2018, Robert Lowinger, a purported stockholder of ours, filed a putative class action complaint alleging violations of the federal securities laws, in the Business Litigation Section of the Superior Court of the Commonwealth of Massachusetts (Civil Action No. 1884-00984), against us, Ilan Ganot, Jennifer Ziolkowski, our directors and certain of the underwriters in our initial public offering. The plaintiff in this suit claims to represent purchasers of our common stock in or traceable to our January 25, 2018 initial public offering and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to our lead product candidate.

On April 3, 2018, Michael Walsh, a purported stockholder of ours, filed a putative class action complaint alleging violations of the federal securities laws, in the United States District Court for the District of Massachusetts (Case No. 18-10639), against us, Ilan Ganot and Jennifer Ziolkowski. The plaintiff in this suit claims to represent purchasers of our common stock during the period from January 25, 2018 to March 14, 2018 and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to our lead product candidate.

While we believe that we have meritorious defenses to the allegations made in these three complaints, it is not currently possible to assess whether or not the outcome of these suits may have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this quarterly report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this quarterly report on Form 10-Q occurs, our business, operating results and financial condition could be seriously harmed and the trading price of our common stock could decline. This quarterly report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this quarterly report on Form 10-Q.

Risks related to our financial position and need for capital requirements

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. Our net loss was $15.9 million for the three months ended March 31, 2018. In addition, our net losses were $53.2 million, $23.8 million and $6.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of March 31, 2018, we had an accumulated deficit of $140.1 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•	seek to resolve the full clinical hold on the Phase I/II clinical trial for SGT-001 and, if and when lifted, resume our clinical development of SGT-001;

•	move other current or future product candidates into clinical trials;

•	continue research and preclinical development of our other product candidate;

•	seek to identify additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;

•	maintain, expand, protect and enforce our intellectual property portfolio;

•	hire and retain additional clinical, quality control and scientific personnel;

•	build out new facilities or expand existing facilities to support our ongoing development activity;

•	acquire or in-license other drugs, technologies and intellectual property; and

•	add operational, financial and management information systems and personnel.

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we seek to resolve the full clinical hold and complete clinical trials of SGT-001, obtain marketing approval for SGT-001, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future product candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001 and our other product candidates. In addition, if we obtain marketing approval for SGT-001 and our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements until the end of 2019, we anticipate that we will need additional funding to complete the development of SGT-001 and our other product candidates.

Our future capital requirements will depend on many factors, including:

•	our ability to favorably resolve the full clinical hold on the Phase I/II clinical trial of SGT-001 and, if so resolved, the timing of such resolution;

•	the progress and results of our Phase I/II clinical trial and future clinical trials of SGT-001 and our other product candidates;

•	the costs, timing and outcome of regulatory review of SGT-001 and our other product candidates;

•	the scope, progress, results and costs of discovery, laboratory testing, manufacturing, preclinical development and clinical trials for other product candidates that we may pursue in the future, if any;

•	the costs associated with our manufacturing process development and evaluation of third-party manufacturers;

•	the costs associated with constructing and validating our own manufacturing facility;

•	revenue, if any, received from commercial sale of SGT-001 or our other product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the outcome of any lawsuits filed against us;

•	the terms of our current and any future license agreements and collaborations; and

•	the extent to which we acquire or in-license other product candidates, technologies and intellectual property.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, SGT-001 and our other product candidate, SB-001, and any other product candidates that we may pursue in the future. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our success in:

•	favorably resolving the full clinical trial hold on the Phase I/II clinical trial for SGT-001;

•	completing research and development of SGT-001 and our other product candidates in a timely and successful manner;

•	seeking and obtaining regulatory and marketing approvals for any product candidates for which we complete clinical trials;

•	launching and commercializing SGT-001 and any other product candidates for which we obtain regulatory and marketing approval by establishing a sales force and marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

•	maintaining and enhancing a commercially viable, sustainable, scalable, reproducible and transferable manufacturing process for SGT-001 and our other product candidates that is compliant with cGMPs;

•	establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the commercial demand for SGT-001 and our other product candidates, if approved;

•	obtaining market acceptance, if and when approved, of SGT-001 and our other product candidate as a viable treatment option by patients, the medical community and third-party payors;

•	qualifying for coverage and adequate reimbursement by government and third-party payors for SGT-001 and our other product candidates both in the U.S. and internationally;

•	effectively addressing any competing technological and market developments;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;

•	maintaining, protecting, enforcing and expanding our portfolio of intellectual property rights, including patents, trademarks, trade secrets and know-how;

•	avoiding and defending against intellectual property infringement, misappropriation and other claims;

•	implementing additional internal systems and infrastructure, as needed; and

•	attracting, hiring and retaining qualified personnel.

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

In addition, the product specifications and the clinical trial requirements of the FDA, the European Commission, the European Medicines Agency, or the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. The regulatory approval process for novel product candidates such as ours is unclear and can be more expensive and take longer than for other, better known or more extensively studied product candidates. To our knowledge, only one in vivo gene transfer product, Spark Therapeutics, Inc.’s Luxturna, has received FDA approval and only one in vivo gene transfer product, uniQure N.V.’s Glybera, has received marketing authorization from the European Commission. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for SGT-001 in either the United States or the European Union. Approvals by the European Commission may not be indicative of what the FDA may require for approval and vice versa.

The FDA has placed the Phase I/II clinical trial of SGT-001 on full clinical hold after we reported an unexpected serious adverse event in the first patient dosed in the clinical trial. We may not conduct any clinical trials of SGT-001 until such full clinical hold is lifted by the FDA. Our business may be adversely affected if the full clinical hold is not resolved in a timely and favorable manner or if such regulatory concerns lead to more burdensome preclinical studies or clinical trials that cause significant delays in or end development of SGT-001.

In March 2018, the FDA placed a full clinical hold on SGT-001 following an unexpected serious adverse event in our Phase I/II clinical trial, called IGNITE DMD, which is designed to evaluate SGT-001 in ambulatory and non-ambulatory males with DMD aged four to 17 years. On February 14, 2018, the first patient in the IGNITE DMD clinical trial, a non-ambulatory adolescent, was dosed with 5E13 vg/kg of SGT-001. Several days after administration the patient was hospitalized due to laboratory findings that included a decrease in platelet count followed by a reduction in red blood cell count and evidence of complement activation. We reported the unexpected serious adverse event to the FDA and, because it was unexpected, classified it as Suspected Unexpected Serious Adverse Reaction, or SUSAR. We have halted enrollment and dosing in IGNITE DMD until such time as the clinical hold is lifted. We have received the formal clinical hold letter from the FDA and we are finalizing our response to the FDA letter. We plan to work closely with the FDA to address the clinical hold. We cannot assure our stockholders that the FDA will lift the full clinical hold in a timely manner, or at all, and, if it fails to do so, our development timeline and our business would be adversely affected and our stock price would likely decline.

We cannot assure our stockholders that the FDA will lift the full clinical hold and allow us to pursue further development of SGT-001 as planned, or at all. Further, even if the FDA lifts the full clinical hold, or if the FDA or other regulatory agencies continue to express safety concerns even after the hold is lifted, additional preclinical studies or clinical trials involving SGT-001, amendments to the SGT-001 enrollment criteria and/or clinical trial protocol or changes to our manufacturing process may be needed and difficult to implement and/or complete. In such instance, our progress in the development of SGT-001 may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business.

In addition, we may not be able to obtain institutional review board committee, or IRB, or data safety monitoring board committee approvals for our Phase I/II clinical trial as a result of the clinical hold, and any related risks or otherwise, which could further delay our ability to open new trial sites and enroll patients into the clinical trial, if and when the full clinical hold is lifted. Any inability to continue or complete our clinical trial of SGT-001, as a result of the full clinical hold or otherwise, will delay or terminate our clinical development plans for SGT-001, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for SGT-001. Delays in the completion of any clinical trial of SGT-001, our lead product candidate, or any other product candidate will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of SGT-001 or our product candidates.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the product candidate being studied caused these conditions. For instance, recently we reported an unexpected serious adverse event in the SGT-001 Phase I/II IGNITE DMD clinical trial, which resulted in a full clinical hold. In addition, it is possible that as we test SGT-001 or our other product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase III clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that SGT-001 or any other product candidate has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked.

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

As part of our preclinical program, we performed necessary good laboratory practices, or GLP, toxicology studies to establish the overall safety profile of SGT-001 in wild-type mice and non-human primates, or NHPs. The data and our conclusions from these studies were included in our IND submission to the FDA. Systemic administration of SGT-001 was generally well tolerated in both species. We observed no evidence of test-article-related toxicity for up to 13 weeks after systemic administration of SGT-001 in either species that would prevent us from initiating clinical trials. In the NHP study, test-article-related effects were self-limited, mild chemistry and hematology changes with no microscopic correlates at the end of the study. There was a transient and asymptomatic increase in liver function enzymes observed in NHPs starting on day 9, which returned to normal levels by day 21. We believe there were no other relevant test-article-related adverse events associated with SGT-001 administration in either GLP study. In the NHP toxicology study, a single animal from the high dose cohort was euthanized after it did not recover from an anesthetic procedure. We believe this event was attributed to procedural errors. However, AAV vector cannot be completely ruled out as a contributing factor to the toxicity that gave rise to the event.

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

Additionally, if SGT-001 or our other product candidates receive marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits outweigh the risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by SGT-001 or our other product candidates, several potentially significant negative consequences could result, including:

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

We will need to successfully complete clinical trials in order to obtain FDA approval to market SGT-001 or our other product candidates. We only recently initiated our first clinical trial for SGT-001, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate. The FDA has placed SGT-001 on a full clinical hold. If the full clinical hold is not lifted on our Phase I/II clinical trial, we will not be able to evaluate or fully evaluate the safety, tolerability and efficacy of SGT-001. In addition, in connection with its acceptance of the IND, the FDA placed SGT-001 on a partial clinical hold, which has since been resolved. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or to begin as proposed, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. This may be particularly true for design of a pivotal trial for the treatment of DMD as the FDA has not given clear guidance as to the necessary endpoints for approval of a treatment for DMD. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of SGT-001 or our other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of SGT-001 or our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, clinical trials, could prevent us from or delay us in commercializing SGT-001 and our other product candidates.

Success in preclinical studies or early clinical trials, including our recently initiated Phase I/II clinical trial, may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials, including our recently initiated Phase I/II clinical trial, are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. There is a high failure rate for gene therapy and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Our preclinical studies for SGT-001 in animals have been limited and we have only recently dosed a human patient with SGT-001. SGT-001 or our other product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. This failure would cause us to abandon SGT-001 or our other product candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of SGT-001 or our other product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;

•	delays in or the inability to successfully resolve the full clinical hold placed on our Phase I/II clinical trial for SGT-001;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;

•	delays in recruiting suitable subjects to participate in our clinical trials, including because such trials may be placebo-controlled trials and patients are not guaranteed to receive treatment with our product candidates;

•	failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;

•	failure to perform in accordance with FDA GCPs or applicable regulatory guidelines in the European Union and other countries;

•	delays in the testing, validation, manufacturing and delivery of SGT-001 or our other product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;

•	delays in subjects completing participation in a trial or returning for post-treatment follow-up;

•	clinical trial sites or subjects dropping out of a trial;

•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;

•	imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;

•	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

We do not have the personnel capacity to conduct or manage the clinical trials that will be necessary for the development of SGT-001 or our other product candidates. For our Phase I/II clinical trial of SGT-001 we are relying, and for any future clinical trials we expect we will rely, on third parties to assist us in managing, monitoring and conducting our clinical trials. If these third parties fail to comply with applicable regulations or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures and, therefore, the clinical trials for SGT-001 or our other product candidates may be delayed or unsuccessful.

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

Identifying and qualifying patients to participate in any clinical trials of SGT-001 and our other product candidates is critical to our success. The timing of any clinical trials depends on our ability to recruit patients to participate as well as complete required follow-up periods. If patients are unwilling to participate in our gene therapy clinical trials because of negative publicity from adverse events related to our product candidates, including the unexpected serious adverse event we recently reported, other approved gene therapies, the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in products employing our vector or our platform or for other reasons, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval of SGT-001 may be delayed. We may also experience delays if patients withdraw from the clinical trial or do not complete the required monitoring period. These delays could result in increased costs, delays in advancing SGT-001 or our other product candidates, delays in testing the effectiveness of SGT-001 and our other product candidates or termination of clinical trials altogether.

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

In March 2018, the FDA placed our Phase I/II clinical trial of SGT-001 on full clinical hold following our report of an unexpected serious adverse event in the clinical trial. As a result, we have halted enrollment and dosing in the clinical trial until such time as the clinical hold is lifted. We have received the formal clinical hold letter from the FDA and we are finalizing our response to the FDA letter. We plan to work closely with the FDA to address the clinical hold. If we are unable to satisfy any requests of the FDA in a timely manner, or at all, or if the FDA does not lift the full clinical hold in a timely manner, or at all, we would be further delayed or prevented from enrolling patients in our Phase I/II clinical trial of SGT-001.

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

Even if we receive FDA approval of SGT-001 or our other product candidates in the United States, approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Future sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials, manufacturing and marketing approval. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. We intend to submit a marketing authorization application, or MAA, to the EMA for approval of SGT-001 in the European Union, but obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of SGT-001 or our other product candidates in certain countries.

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

The FDA has established the Office of Tissues and Advanced Therapies, or the OTAT, within the Center for Biologics Evaluation and Research, or the CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or the NIH, also are potentially subject to review by the RAC; however, the NIH announced that the Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC, will soon only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s institutional biosafety committee, or IBC, as well as its IRB would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidates. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

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

As we advance our product candidates through clinical development, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of SGT-001 or our other product candidates or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue.

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

The FDA has granted Rare Pediatric Disease Designation, or RPDD, to SGT-001; however, a BLA for SGT-001 may not meet the eligibility criteria for a priority review voucher upon approval.

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

Until such time, if ever, as we establish a manufacturing facility that has been properly validated to comply with FDA cGMP requirements, we will not be able to independently manufacture material for our current and future clinical programs. For clinical trials of SGT-001, we intend to utilize materials manufactured by cGMP-compliant third-party suppliers. Even following our potential establishment of a validated cGMP manufacturing facility, we intend to maintain our current and additional third-party manufacturing capabilities in order to provide multiple sources of supply. In the event that the establishment of our own manufacturing facility is delayed or not otherwise pursued and if these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture SGT-001 in accordance with regulatory requirements or if there are disagreements between us and these third-party manufacturers, we may not be able to complete, or may be delayed in completing, the clinical trials required for approval of SGT-001. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates.

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

In addition, we do not currently have long-term supply or manufacturing arrangements in place for the production of SGT-001 at commercial scale. Although we intend to establish additional sources for long-term supply, potentially including our own commercial-scale cGMP-compliant manufacturing facility and one or more third-party manufacturers, if the gene therapy industry were to grow, we may encounter increasing competition for the materials necessary for the production of SGT-001. We may experience difficulties in scaling up production beyond clinical batches. Furthermore, demand for third-party cGMP manufacturing facilities may grow at a faster rate than existing manufacturing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of SGT-001 for future clinical trials or to meet initial commercial demand in the United States. We currently rely, and expect to continue to rely, on additional third parties to manufacture materials for our product candidates and to perform quality testing. Even following the potential establishment of our own cGMP-compliant manufacturing capabilities, we intend to maintain third-party manufacturers for these materials, as well as to serve as additional sources of SGT-001, which will expose us to risks including:

•	reduced control of manufacturing activities;

•	the inability of certain CMOs to produce our product candidates in the necessary quantities, or in compliance with current cGMP or in compliance with pertinent regulatory requirements and within our planned time frame and cost parameters;

•	termination or nonrenewal of manufacturing and service agreements with third parties in a manner or at a time that is costly or damaging to us; and

•	disruptions to the operations of our third-party manufacturers and our and their suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

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

Even if a potential product candidate displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched.

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

We are highly dependent on members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with certain of our executive officers, any of them could leave our employment at any time. We currently do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current key employees might impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, also will be critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. In addition, the clinical trial hold on SGT-001, or the failure to succeed in preclinical or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives.

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

For example, in the United States there is significant interest in promoting health care reform, as evidenced by the enactment of the Patient Protection and Affordable Care Act and the companion Health Care and Education Reconciliation Act, or the Health Care Reform Law. The Health Care Reform Law increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.

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

The Trump Administration has also taken executive actions to change or delay implementation of the Health Care Reform Law. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the Health Care Reform Law exchanges. At the same time, the Administration announced that it will discontinue the payment of CSR payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Health Care Reform Law. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

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

If we obtain FDA approval for SGT-001 or our other product candidates and begin commercializing those products in the United States, our operations will be directly or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal laws and the Physician Payment Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

•	the federal Health Care Program Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal health care program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. The Health Care Reform Law amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent. The Health Care Reform Law provides and recent government cases against pharmaceutical and medical device manufacturers support the view that Federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the False Claims Act;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or from making false or fraudulent statements to defraud any health care benefit program, regardless of the payor (e.g., public or private);

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers;

•	federal transparency laws, including the federal Physician Payment Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to: (i) payments or other “transfers of value” made to physicians and teaching hospitals and (ii) ownership and investment interests held by physicians and their immediate family members;

•	state and foreign law equivalents of each of the above federal laws, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other health care providers or marketing expenditures and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts in certain circumstances, such as specific disease states; and

•	state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

While we are not aware of any such material system failure, accident, cyber-attack or security breach to date, if such an event were to occur and cause interruptions in our or our collaborators’, contractors’ or consultants’ operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of SGT-001 and our other product candidates could be delayed.

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

Under our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Michigan, the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights, including SGT-001, could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic partnerships and collaborations/licenses” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Even if issued, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our current and future patent rights may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, challenging the validity of one or more claims of patents included in our patent rights. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of the pending patent applications included in our patent rights. We may become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings challenging one or more patents included in our patent rights. For example, competitors may claim that they invented the inventions claimed in patents or patent applications included in our patent rights, such as the microdystrophin we use in SGT-001, prior to the inventors of such patents or patent applications, or may have filed one or more patent applications before the filing of the patents or patent applications included in our patent rights. A competitor who can establish an earlier filing or invention date may also assert that we are infringing their patents and that we therefore cannot practice our technology related to our product candidates as claimed in the patents or patent applications included in our patent rights. Competitors may also contest patents or patent applications included in our patent rights by showing that the claimed subject matter was not patent-eligible, was not novel or was obvious or that the patent claims failed any other requirement for patentability or enforceability. In addition, we may in the future be subject to claims by our or our licensors’ current or former employees or consultants asserting an ownership right in the patents or patent applications included in our patent rights as an inventor or co-inventor, as a result of the work they performed.

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

In 2014, the USPTO issued a guidance to its patent examiners for evaluating claims for patent subject matter eligibility under the relevant statute (35 U.S.C. § 101). This guidance was in response to a series of decisions from the U.S. Supreme Court on patent claims reciting judicial exceptions, including Abstract Ideas, Laws of Nature/Natural Principles, Natural Phenomena and/or Natural Products. Based on judicial decisions and public feedback, several supplements to this guidance and additional memoranda and materials have since been issued and are continually being issued, while the current eligibility guidance has been incorporated into the latest (9th) edition of the MPEP (Manual for Patent Examination Procedure), last revised in January 2018. The current subject matter eligibility guideline instructs USPTO examiners to follow a two-part test, set forth in the U.S. Supreme Court decisions Alice/Mayo, as the only test that should be used to evaluate the eligibility of claims under examination, including claims directed to natural products and principles including all naturally occurring nucleic acids. Certain claims of our licensed patents and patent applications contain, and any future patents we may obtain may contain, claims that relate to specific recombinant DNA sequences that are naturally occurring at least in part and, therefore, could be the subject of future challenges made by third parties. In addition, the current USPTO subject matter eligibility guidance and the constantly evolving case law, together with contemplated congressional action, could all impact our ability to pursue similar patent claims in patent applications we may prosecute in the future.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of SGT-001 and our other product candidates, one or more U.S. patents that we license or may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process based on the first regulatory approval for a particular drug or biologic. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may be able to enter the market sooner.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 66.0% of our common stock outstanding as of May 1, 2018. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company with which our public stockholders disagree.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 1, 2018, we had outstanding 35,461,959 shares of common stock. This includes the shares that we sold in our initial public offering, which was completed on January 30, 2018, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. The remaining 26,477,584 shares of common stock that were issued prior to our initial public offering pursuant to our conversion into a Delaware corporation pursuant to a statutory conversion, are currently restricted as a result of securities laws or lock-up agreements entered into in connection with our initial public offering but will be able to be sold into the public market in the near future. Moreover, as of May 1, 2018, holders of an aggregate of approximately 24.2 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, on January 29, 2018, we filed a Registration Statement on Form S-8 to register approximately 5.0 million shares reserved for future issuance under our 2018 Omnibus Incentive Plan will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements entered into in connection with our initial public offering.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. As described in Part II, Item 1, “Legal Proceedings,” we and certain of our executive officers and board members have been named as defendants in purported class action lawsuits. This litigation, and any additional litigation instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this quarterly report on Form 10-Q. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that not all members of our board are elected at one time;

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;

•	limit the manner in which stockholders can remove directors from the board;

•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•	limit who may call stockholder meetings;

•	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock

•	ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•	require the approval of the holders of at least two-thirds of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our certificate of incorporation or bylaws.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Initial Public Offering

On January 30, 2018, we closed our initial public offering, in which we issued and sold 8,984,375 shares of common stock, including 1,171,875 shares of our common stock pursuant to the underwriters’ over-allotment, at a public offering price of $16.00 per share. The aggregate gross proceeds to us from our initial public offering were approximately $143.8 million. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-222357), which was declared effective by the SEC on January 25, 2018 and a registration statement on Form S-1 MEF (Registration No. 333-222705) filed pursuant to Rule 462(b) of the Securities Act. J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Leerink Partners LLC were joint book-running managers for the initial public offering. The offering commenced on January 25, 2018 and did not terminate until the sale of all of the shares offered. The aggregate net proceeds to us were approximately $129.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $14.7 million.

Except as set forth below, no offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. JPMC Strategic Investments II Corporation, or JPMC, owned in excess of 10% of our issued and outstanding common stock immediately prior to our initial public offering, and JPMC is an affiliate of J.P. Morgan Securities LLC, which was a book running manager in our initial public offering. In addition, Mr. Robert Huffines, one of our directors, is an employee of J.P. Morgan Securities LLC.

There has been no material change in the planned use of net proceeds from our initial public offering as described in our final prospectus filed with the SEC on January 29, 2018 pursuant to Rule 424(b). We have been using and plan to continue to use the net offering proceeds to fund research, development and clinical trial expenses, and the remainder for general and administrative expenses and other general corporate purposes.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Plan of Conversion, dated January 25, 2018 (incorporated by reference to Exhibit 2.2 to the Annual Report on Form 10-K filed on March 29, 2018).

2.2	Agreement and Plan of Merger, dated January 25, 2018, by and among Solid Biosciences Inc., Bain Capital Life Sciences Fund, L.P., BCIP Life Sciences Associates, LP, BCLS Solid Bio, Inc., Foresite Capital Fund III, L.P. and FC Fund III Solid Holdings, Inc. (incorporated by reference to Exhibit 2.3 to the Annual Report on Form 10-K filed on March 29, 2018).

3.1	Certificate of Incorporation of Solid Biosciences Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on January 29, 2018).

3.2	Bylaws of Solid Biosciences Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on January 29, 2018).

10.1	Solid Biosciences Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on January 29, 2018).

10.2	Form of Incentive Stock Option Agreement under 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.3	Form of Nonqualified Stock Option Agreement under 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.4	Form of Restricted Stock Agreement under 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.5	Sublease, dated as of January 30, 2018, by and between Solid Biosciences, LLC and Twitter, Inc. (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on March 29, 2018).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: May 10, 2018	By:	/s/ Ilan Ganot
Ilan Ganot
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)