Form 10-Q
period 2018-06-30
Solid Biosciences Inc.
filed 2018-08-10
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2018, the registrant had 35,432,460 shares of common stock, $0.001 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017	2
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017	3
	Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2018 and 2017	4
	Condensed Consolidated Statements of Preferred Units and Stockholders’/Members’ Equity/(Deficit) for the six months ended June 30, 2018 and the year ended December 31, 2017	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017	6
	Notes to the Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31
PART II.	OTHER INFORMATION	32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 6.	Exhibits	72
	Signatures	73

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$145,824	$52,080
Available-for-sale-securities	16,935	17,014
Prepaid expenses and other current assets	1,714	1,499
Restricted cash	—	65

Total current assets	164,473	70,658
Property and equipment, net	6,551	2,429
Other non-current assets	209	—
Restricted cash	237	—
Deferred offering costs	—	3,106

Total assets	$171,470	$76,193

Liabilities, Preferred Units and Stockholders’ / Members’ Equity / (Deficit)
Current liabilities:
Accounts payable	$3,741	$5,066
Accrued expenses and other current liabilities	4,938	6,205

Total current liabilities	8,679	11,271
Other non-current liabilities	499	—

Total liabilities	9,178	11,271

Commitments and contingencies (Note 10)
Series 2 Senior Preferred Units, no units authorized at June 30, 2018 and 4,886,000 units authorized at December 31, 2017; no units issued and outstanding at June 30, 2018 and 4,886,000 units issued and outstanding at December 31, 2017	—	55,002
Series 1 Senior Preferred Units, no units authorized at June 30, 2018 and 2,500,000 units authorized at December 31, 2017; no units issued and outstanding at June 30, 2018 and 2,500,000 units issued and outstanding at December 31, 2017	—	25,000
Junior Preferred Units, no units authorized at June 30, 2018 and 4,414,356 units authorized at December 31, 2017; no units issued and outstanding at June 30, 2018 and 4,414,356 units issued and outstanding at December 31, 2017	—	44,177
Stockholders’ / Members’ equity / (deficit):
Series A, B, C and D Common Units, no units authorized at June 30, 2018 and 20,189,509 units authorized at December 31, 2017; no units issued and outstanding at June 30, 2018 and 19,438,552 units issued and outstanding at December 31, 2017	—	65,014
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2018 and no shares authorized at December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2018 and no shares authorized at December 31, 2017; 35,444,792 shares issued and outstanding at June 30, 2018 and no shares issued and outstanding at December 31, 2017	35	—
Additional paid-in capital	320,382	—
Accumulated other comprehensive loss	(10)	(13)
Accumulated deficit	(158,115)	(124,258)

Total stockholders’/members’ equity/(deficit)	162,292	(59,257)

Total liabilities, preferred units and stockholders’/members’ equity	$171,470	$76,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	13,594	8,607	25,523	17,340
General and administrative	4,584	3,280	8,628	8,660

Total operating expenses	18,178	11,887	34,151	26,000

Loss from operations	(18,178)	(11,887)	(34,151)	(26,000)

Other income (expense):
Revaluation of preferred unit tranche rights	—	20	—	20
Interest income	80	52	145	114
Other income	118	504	149	680

Total other income (expense), net	198	576	294	814

Net loss	(17,980)	(11,311)	(33,857)	(25,186)
Net loss attributable to non-controlling interest	—	—	—	(1,060)

Net loss attributable to Solid Biosciences Inc.	(17,980)	(11,311)	(33,857)	(24,126)
Accretion of preferred units to redemption value	—	—	—	(959)
Redemption of preferred units	—	—	—	15,685
Redemption of redeemable interest from non-controlling interest in Solid GT	—	—	—	(1,925)

Net loss attributable to common stockholders	$(17,980)	$(11,311)	$(33,857)	$(11,325)

Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.66)	$(1.06)	$(1.12)

Weighted average shares of common stock outstanding, basic and diluted	34,449,758	17,041,311	31,916,295	10,083,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(17,980)	$(11,311)	$(33,857)	$(25,186)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	13	(2)	3	(25)

Comprehensive loss	(17,967)	(11,313)	(33,854)	(25,211)
Comprehensive loss attributable to non-controlling interest	—	—	—	(1,060)

Comprehensive loss attributable to Solid Biosciences Inc.	$(17,967)	$(11,313)	$(33,854)	$(24,151)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY/(DEFICIT)

(unaudited, in thousands, except share / unit data)

	Redeemable Preferred Units	Amount	Series 2 Senior Preferred Units	Amount	Series 1 Senior Preferred Units	Amount	Junior Preferred Units	Amount	Series A, B, C and D Common Units	Amount	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Members’/ Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)
Balance at December 31, 2016	17,100,000	$71,649	—	—	—	—	—	—	5,123,917	$558	—	—	—	$23	$(84,941)	$(84,360)	$46,474	$(37,886)
Issuance of Series 1 senior preferred units, net of issuance costs of $500 and tranche right of $459	—	—	—	—	2,500,000	$24,041	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Series 1 senior preferred units to redemption value	—	—	—	—	—	959	—	—	—	—	—	—	—	—	(959)	(959)	—	(959)
Redemption of preferred units	—	(15,685)	—	—	—	—	—	—	—	—	—	—	—	—	15,685	15,685	—	15,685
Equity-based compensation	—	—	—	—	—	—	—	—	—	5,030	—	—	—	—	—	5,030	300	5,330
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(52,118)	(52,118)	(1,060)	(53,178)
Issuance of Series B common units in exchange for Series A common units	—	—	—	—	—	—	—	—	(1,301,520)	—	—	—	—	—	—	—	—	—
Issuance of Series D common units in exchange for Series A common units	—	—	—	—	—	—	—	—	(160,954)	—	—	—	—	—	—	—	—	—
Issuance of Series A common units in exchange for redeemable preferred units	(17,100,000)	(55,964)	—	—	—	—	—	—	12,219,299	55,964	—	—	—	—	—	55,964	—	55,964
Issuance of junior preferred units in redemption of Class D non-controlling interest in Solid GT	—	—	—	—	—	—	4,414,356	$44,177	—	—	—	—	—	—	(1,925)	(1,925)	(42,252)	(44,177)
Issuance of Series C common units in exchange for Class B non-controlling interest in Solid GT	—	—	—	—	—	—	—	—	1,635,916	2,053	—	—	—	—	—	2,053	(2,053)	—
Issuance of Series D common units in exchange for Class C non-controlling interest in Solid GT	—	—	—	—	—	—	—	—	1,083,205	1,409	—	—	—	—	—	1,409	(1,409)	—
Issuance of Series D common units	—	—	—	—	—	—	—	—	838,689	—	—	—	—	—	—	—	—	—
Issuance of Series 2 senior preferred units,			4,886,000	$55,002
Unrealized loss on available for sale securities	—	—			—	—	—	—	—	—				(36)	—	(36)	—	(36)

Balance at December 31, 2017	—	—	4,886,000	$55,002	2,500,000	$25,000	4,414,356	$44,177	19,438,552	$65,014	—	$—	$—	$(13)	$(124,258)	$(59,257)	—	$(59,257)
Conversion of units into shares of common stock	—	—	(4,886,000)	(55,002)	(2,500,000)	(25,000)	(4,414,356)	(44,177)	(19,429,620)	(65,180)	26,498,559	26	189,333	—	—	124,179	—	124,179
Issuance of common stock upon initial public offering, net of issuance costs of $4,592	—	—	—	—	—	—	—	—	—	—	8,984,375	$9	$129,087	—	—	129,096	—	129,096
Equity-based compensation	—	—	—	—	—	—	—	—	—	166			1,962	—	—	2,128	—	2,128
Net loss	—	—	—	—	—	—	—	—	—	—				—	(33,857)	(33,857)	—	(33,857)
Repurchase of common units/ shares of common stock	—	—	—	—	—	—	—	—	(8,932)	—	(38,142)	—	—	—	—	—	—	—
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	3	—	3	—	3

Balance at June 30, 2018	—	—	—	$—	—	$—	—	$—	—	$—	35,444,792	$35	$320,382	$(10)	$(158,115)	$162,292	$—	$162,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(33,857)	$(25,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount)/premium on available-for-sale securities	(34)	163
Equity-based compensation expense	2,128	3,717
Depreciation expense	540	115
(Gain) / loss on sale of property and equipment	6	—
Revaluation of tranche liability	—	(20)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(424)	1,606
Accounts payable	(1,057)	(1,264)
Accrued expenses and other current and non-current liabilities	(805)	1,066

Net cash used in operating activities	(33,503)	(19,803)

Cash flows from investing activities:
Purchases of property and equipment	(4,217)	(287)
Proceeds from sale and maturities of available-for-sale securities	13,440	21,428
Purchases of available-for-sale securities	(13,324)	(568)

Net cash (used in) provided by investing activities	(4,101)	20,573

Cash flows from financing activities:
Proceeds from issuance of Series 1 Senior Preferred units	—	24,500
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	133,688	—
Payment of deferred offering costs	(2,168)	(236)

Net cash provided by financing activities	131,520	24,264

Net increase in cash, cash equivalents and restricted cash	93,916	25,034
Cash, cash equivalents, and restricted cash at beginning of period	52,145	7,843

Cash, cash equivalents, and restricted cash at end of period	$146,061	$32,877

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A, B, C and D common units into shares of common stock	$65,180	—

Conversion of Series 2 Senior Preferred units into shares of common stock	$55,002	—

Conversion of Series 1 Senior Preferred units into shares of common stock	$25,000	—

Conversion of Junior Preferred units into shares of common stock	$44,177	—

Accretion to redemption value for redeemable preferred units	—	$(959)

Redemption of preferred units	—	$15,685

Redemption of redeemable interest from non-controlling interest in Solid GT	—	$(1,925)

Deferred offering costs included in accounts payable and accruals	—	$655

Property and equipment included in accounts payable and accruals	$715	319

Issuance of Series D common units in exchange for Series A common units	$—	638

Issuance of Series A common units in exchange for Redeemable preferred units	$—	55,964

Issuance of Junior preferred units upon redemption of Class D non-controlling interest in Solid GT	$—	44,177

Issuance of Series C common units in exchange for Class B non-controlling interest in Solid GT	—	$2,053

Issuance of Series D common units in exchange for Class C non-controlling interest in Solid GT	—	$1,409

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

The Company operated as a Delaware limited liability company under the name Solid Biosciences, LLC until immediately prior to the effectiveness of its registration statement on Form S-1 on January 25, 2018, at which time it completed a statutory corporate conversion into a Delaware corporation (the “Corporate Conversion”) and changed its name to Solid Biosciences Inc. (the “Company”). As a result of the Corporate Conversion, all of the Series 1 and 2 Senior Preferred Units, Junior Preferred Units, Series A, B, C and D Common Units of Solid Biosciences, LLC converted into shares of common stock of Solid Biosciences Inc. on a one-for-0.8485 basis and all of the unit holders of Solid Biosciences, LLC became holders of common stock of Solid Biosciences Inc.

The Company’s mission is to cure Duchenne muscular dystrophy (“DMD”), a genetic muscle-wasting disease predominantly affecting boys. It is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. The Company’s lead product candidate, SGT-001, is a gene transfer under development to restore functional dystrophin protein expression in patients’ muscles. SGT-001 has been granted Rare Pediatric Disease Designation in the United States and Orphan Drug Designations in both the United States and European Union. The Company filed an Investigational New Drug application, or IND, in September 2017 and initiated a Phase I/II clinical trial for SGT-001 in the United States during the fourth quarter of 2017 called IGNITE DMD. In November 2017, the FDA notified the Company that it was not permitted to dose patients in the higher-dose group of IGNITE DMD due to a partial clinical hold. The partial clinical hold related to the number of vials and manufacturing lots utilized per patient, as well as manufacturing processes to support the higher-dose group. The Company has since submitted a response to the FDA and was notified that the partial clinical hold has been resolved.

In March 2018, the Company announced that IGNITE DMD was placed on full clinical hold following an unexpected serious adverse event reported in the first patient dosed in the clinical trial. In its clinical hold letter, the FDA requested additional information, including an assessment of the etiology of the event, the patient’s clinical status and laboratory parameters, and any additional measures to address patient safety. The Company submitted a comprehensive response to the FDA that included the requested information, and in June 2018, the FDA lifted the clinical hold. The Company has since resumed screening patients for IGNITE DMD.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through June 30, 2018, the Company has funded its operations primarily with the proceeds from the private placements of preferred units and member units and its recently completed initial public offering. The Company has incurred recurring losses from operations since its inception, including a net loss of $17,980 and $11,311 for the three months ended June 30, 2018 and 2017, respectively, and $33,857 and $25,186 for the six months ended June 30, 2018 and 2017, respectively. In addition, as of June 30, 2018, the Company had an accumulated deficit of $158,115. The Company expects to continue to generate operating losses for the foreseeable future.

As of June 30, 2018, the Company had cash, cash equivalents and available-for-sale securities of $162,759. The Company believes that its cash, cash equivalents and available-for-sale securities as of June 30, 2018 will enable it to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the issuance of these financial statements.

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

Merger and Recapitalization in March 2017

The Company had historically owned 100% of the voting units of its wholly owned subsidiary, Solid GT, LLC (“Solid GT”), and the results of Solid GT were included in the Company’s condensed consolidated financial statements. In November 2015, Solid GT issued voting units to new investors which decreased the Company’s voting ownership in Solid GT to 77%. The Company continued to consolidate the results of Solid GT into its financial statements as the Company owned a majority voting interest in Solid GT and directed the activities of Solid GT. However, because the Company controlled but owned less than 100% of Solid GT, the Company recorded a non-controlling ownership interest at its fair value at inception and recognizes the net loss or profit attributable to non-controlling interests in the condensed consolidated statements of operations based on a profit and loss sharing arrangement between the Company and the non-controlling interests. The Company also presented the change in equity related to equity-based compensation issued to Solid GT employees by Solid GT in non-controlling interest.

On March 29, 2017, the Company merged the operations of Solid GT into the Company and Solid GT ceased to exist as a legal entity. The proportionate share of the loss attributed to the non-controlling interest amounted to $0 and $1,060 for the three and six months ended June 30, 2017, respectively. There was no loss attributed to the non-controlling interest for the three and six months ended June 30, 2018 since the merger was completed on March 29, 2017. See Note 3, Merger and Recapitalization, for additional information.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements (condensed consolidated financial statements) include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Restricted Cash

The Company held restricted cash of $237 in a separate restricted bank account as a security deposit for the lease of the Company’s facilities as of June 30, 2018. The Company has included restricted cash of $237 as a non-current asset as of June 30, 2018.

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

Prior to January 25, 2018, the Company had not been subject to U.S. federal income taxes as the Company was organized as a limited liability company. As such, the taxable income or loss was passed through to and included in the tax returns of the members. Since January 25, 2018, the Company’s income has since been subject to U.S. federal, state, local, and foreign income taxes and taxed at the prevailing corporate tax rates.

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

A reconciliation of the amounts from the cash flow statement to the balance sheet is as follows:

	June 30, 2018	June 30, 2017
Cash and cash equivalents as presented on balance sheet	$145,824	$32,716
Restricted cash, current, as presented on balance sheet	—	—
Restricted cash, non-current, as presented on balance sheet	237	161

Cash and cash equivalents and restricted cash as presented on cash flow statement	$146,061	$32,877

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases. The standard is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years. The Company plans to adopt ASU 2016-02 effective January 1, 2019. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its condensed consolidated financial statements.

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

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$749	$—	$749
Available-for-sale securities	—	16,935	—	16,935

	$—	$17,684	$—	$17,684

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$17,014	$—	$17,014

As of June 30, 2018 and December 31, 2017, the fair values of the Company’s available-for-sale debt securities, which consisted of U.S. government agency securities and corporate bond securities, were determined using Level 2 inputs. During the six months ended June 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

5. Available-for-Sale Securities

As of June 30, 2018 and December 31, 2017, the fair value of available-for-sale securities by type of security was as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
U.S. government agency securities	$9,286	$—	$(4)	$9,282
Corporate bond securities	7,659	—	(6)	7,653

	$16,945	$—	$(10)	$16,935

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
U.S. government agency securities	$9,473	$—	$(7)	$9,466
Corporate bond securities	7,554	—	(6)	7,548

	$17,027	$—	$(13)	$17,014

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$16,945	$16,935	$17,027	$17,014

Total available-for-sale securities	$16,945	$16,935	$17,027	$17,014

The weighted average maturity of the Company’s available-for-sale securities as of June 30, 2018 and December 31, 2017 was approximately 0.4 years.

6. Property and Equipment

Property and equipment consists of the following:

	June 30, 2018	December 31, 2017
Furniture and fixtures	$66	$61
Laboratory equipment	3,670	2,338
Leasehold improvements	3,009	68
Computer equipment	166	77
Computer software	36	23
Construction in process	578	366

	7,525	2,933
Less accumulated depreciation	974	504

	$6,551	$2,429

Depreciation expense was $313 and $540 for the three and six months ended June 30, 2018, respectively, and $64 and $115 for the three and six months ended June 30, 2017, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2018	December 31, 2017
Accrued research and development	$1,394	$1,855
Accrued compensation	1,829	2,033
Deferred funding from charitable organizations	190	233
Accrued other	1,525	2,084

	$4,938	$6,205

8. Equity-Based Compensation

2018 Omnibus Incentive Plan

In connection with the closing of the Company’s initial public offering, the board of directors and stockholders approved the 2018 Omnibus Incentive Plan, which provides for the reservation of 5,001,000 shares of common stock for equity awards. The following table summarizes the Company’s stock option activity for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	—	$—
Granted	758,182	24.78
Forfeitures	(5,409)	12.80

Outstanding at June 30, 2018	752,773	$24.87

Exercisable at June 30, 2018	—	$—

At June 30, 2018, the Company had an aggregate of $11,787 of unrecognized equity-based compensation cost related to stock options, which is expected to be recognized over a weighted average period of 3.7 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

Six Months Ended June 30, 2018
Expected volatility	73.8% - 81.6%
Expected dividends	0.00%
Expected term (in years)	6.25
Risk-free rate	2.77% - 2.98%

The weighted average fair value of options to purchase shares of common stock granted during the six months ended June 30, 2018 was $16.91.

Restricted Common Stock

In connection with the Company’s Corporate Conversion on January 25, 2018, all restricted Series B and D common units were converted to restricted shares of common stock. The following table summarizes the Company’s unvested restricted shares of common stock activity from December 31, 2017 through June 30, 2018:

	Units / Shares	Weighted- Average Grant Date Fair Value
Unvested restricted Series D Common Units at December 31, 2017	1,404,265	$4.83
Vested units prior to Corporate Conversion	(66,019)	3.46
Forfeited units prior to Corporate Conversion	(8,932)	2.99
Unvested Series D Common Units at January 25, 2018 prior to Corporate Conversion	1,329,314	4.91

Conversion to restricted shares of common stock upon Corporate Conversion	1,128,182	5.79
Vested shares of common stock	(138,974)	3.78
Forfeited	(38,142)	5.36

Unvested restricted shares of common stock at June 30, 2018	951,066	$6.08

At June 30, 2018, the Company had an aggregate of $5,921 of unrecognized equity-based compensation cost related to restricted shares of common stock, which is expected to be recognized over a weighted average period of 1.6 years.

The Company recorded equity-based compensation expense related to all of its share and unit-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$1,084	$111	$1,716	$504
General and administrative	225	376	412	3,213

Total	$1,309	$487	$2,128	$3,717

9. Income Taxes

The Company recorded no tax benefit for the three or six months ended June 30, 2018 for the net operating losses incurred due to its uncertainty of realizing a benefit from those items. The Company was not subject to federal and state income taxes for the three or six months ended June 30, 2017 as it was organized as a limited liability company which was taxed as a partnership for U.S. tax purposes.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of June 30, 2018 is as follows:

June 30, 2018
Income tax computed at federal statutory tax rate	21.0%
State taxes, net of federal benefit	4.3%
Permanent differences	(2.8)%
Tax credits	9.5%
Loss taxed as a partnership	(3.8)%
Conversion to a C-Corporation	1.1%
Other	(0.1)%
Valuation allowance	(29.2)%

0.0%

The Company established deferred tax assets and liabilities on identified book to tax temporary differences as of the date of conversion to a C-corporation. Deferred income taxes reflect the net tax effects of these temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of June 30, 2018 is as follows:

June 30, 2018
Deferred tax assets:
Tax loss carryforwards	$6,128
Tax credit carryforwards	3,198
Intangible assets	106
Deferred revenues	52
Deferred expenses	139
Accrued expenses	460
Stock Compensation	139
Other	20

Total deferred tax assets	10,242

Depreciation	(234)
Valuation allowance	(10,008)

Net deferred taxes	$—

As of June 30, 2018, the Company has federal net operating loss carryforwards of $21,861 and tax credits of $2,947 which may be used to offset future federal income and tax liability, respectively. In addition, the Company has state net operating loss carryforwards of approximately $21,886 and tax credits of $319 which may be used to offset future state income and tax liability, respectively. The Company’s ability to utilize these federal and state carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of the deferred tax assets. The Company concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets. The Company had approximately $10,008 in valuation allowances recorded against its deferred tax assets as of June 30, 2018.

As of June 30, 2018, the Company did not have unrecognized tax benefits. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2018, no interest and penalties have been recorded.

10. Commitments and Contingencies

Contingencies

In the first quarter of 2017, the Company terminated the development, manufacturing and testing agreement (the “Agreement”) it had entered into in January 2016 with a third-party. The Company and the third-party were in dispute regarding the remaining amounts owed by the Company to the third-party under the Agreement. The Company settled the matter in April 2018 for $1,320.

Legal Proceedings

On March 27, 2018, a purported stockholder of the Company, filed a putative class action complaint alleging violations of the federal securities laws, in the United States District Court for the District of Massachusetts (Case No. 18-10587), against the Company and certain of the Company’s current executive officers and underwriters in the Company’s initial public offering. The plaintiff claims to represent purchasers of the Company’s common stock during the period from January 25, 2018 to March 14, 2018 and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to the Company’s lead product candidate. On May 29, 2018, the plaintiff and another purported stockholder filed separate motions each seeking his appointment as lead plaintiff and approval of his selected lead counsel. On June 5, 2018, the plaintiff withdrew his motion. The court has not yet issued an order appointing a lead plaintiff or approving lead counsel. Pursuant to a stipulation filed by the parties on April 16, 2018 and allowed by the court on April 30, 2018, the lead plaintiff will file an amended complaint within sixty (60) days after entry of the order appointing the lead plaintiff and approving lead counsel. Defendants will then answer, move, or otherwise respond to the amended complaint no later than sixty (60) days after the filing of that amended complaint. Lead plaintiff will have forty-five (45) days within which to file an opposition to any motion to dismiss filed by defendants, and defendants shall file a reply to lead plaintiff’s opposition no later than forty-five (45) days after the filing of the opposition.

On March 28, 2018, a purported stockholder of the Company, filed a putative class action complaint alleging violations of the federal securities laws, in the Business Litigation Section of the Superior Court of the Commonwealth of Massachusetts (Civil Action No. 1884-00984), against the Company, Ilan Ganot, Jennifer Ziolkowski, the Company’s directors and certain of the underwriters in the Company’s initial public offering. The plaintiff in this suit claims to represent purchasers of the Company’s common stock in or traceable to the Company’s January 25, 2018 initial public offering and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to the Company’s lead product candidate. On April 30, 2018, all defendants including the Company moved to stay the proceedings in favor of the prior-filed federal court securities class action. The plaintiff filed his opposition to this motion on May 14, 2018, and defendants filed a reply in support of their motion on May 24, 2018. After oral argument on June 13, 2018, the court issued an order on June 22, 2018 allowing the motion to stay and directing the parties to advise the court of the status of the federal court action every six months.

On April 3, 2018, a purported stockholder of the Company, filed a putative class action complaint alleging violations of the federal securities laws, in the United States District Court for the District of Massachusetts (Case No. 18-10639), against the Company, Ilan Ganot and Jennifer Ziolkowski. The plaintiff in this suit claims to represent purchasers of the Company’s common stock during the period from January 25, 2018 to March 14, 2018 and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to the Company’s lead product candidate. On June 6, 2018, the plaintiff voluntarily dismissed the action, without prejudice, as to all defendants.

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

Leases

In January 2018, the Company executed a lease agreement for lab space in Cambridge, Massachusetts. The lease consists of approximately 9,500 square feet with an initial term of five years with the option to extend the term for one additional two year term. The future minimum rent commitment for the initial five-year term is approximately $3,700. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In January 2018, the Company executed a lease agreement for office space in Cambridge, Massachusetts. The space serves as the Company’s corporate headquarters and consists of approximately 16,000 square feet. The term of the lease runs through February 2022. The future minimum rent commitment for the lease term is approximately $4,400. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

Future minimum lease payments for these operating leases as of June 30, 2018 were as follows:

Year Ending December 31,
2018	$832
2019	1,917
2020	1,999
2021	2,038
2022	1,005
Thereafter	267

Total	$8,058

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(17,980)	$(11,311)	$(33,857)	$(25,186)
Net loss attributable to non-controlling interest	—	—	—	(1,060)

Net loss attributable to Solid Biosciences Inc.	$(17,980)	$(11,311)	$(33,857)	$(24,126)
Accretion of preferred units to redemption value	—	—	—	(959)
Redemption of preferred units	—	—	—	15,685
Redemption of redeemable interest from non-controlling interest in Solid GT	—	—	—	(1,925)

Net loss attributable to common stockholders	$(17,980)	$(11,311)	$(33,857)	$(11,325)

The denominator is as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares of common stock outstanding, basic and diluted	34,449,758	17,041,311	31,916,295	10,083,502

Net loss per share attributable to common stockholders, basic and diluted is as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss per share attributable to common stockholders	$(0.52)	$(0.66)	$(1.06)	$(1.12)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect for the three and six months ended June 30:

	2018	2017
Options to purchase shares of common stock	752,773	—
Unvested shares of common stock	951,066	—
Series B common units	—	814,620
Series D common units	—	1,122,390

	1,703,839	1,937,010

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

Some of the statements contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this quarterly report on Form 10-Q particularly including those risks identified in Part II, Item 1A “Risk Factors” and our other filings with the SEC.

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

Overview

Our mission is to cure Duchenne muscular dystrophy, or DMD, a genetic muscle-wasting disease predominantly affecting boys, with symptoms that usually manifest between three and five years of age. DMD is a progressive, irreversible and ultimately fatal disease that affects approximately one in every 3,500 to 5,000 live male births and has an estimated prevalence of 10,000 to 15,000 cases in the United States alone. DMD is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. There is no cure for DMD and, for the vast majority of patients, there are no satisfactory symptomatic or disease-modifying treatments. Our lead product candidate, SGT-001, is a gene transfer under development to restore functional dystrophin protein expression in patients’ muscles. Based on our preclinical program that included multiple animal species of different phenotypes and genetic variations, we believe the mechanism of action of SGT-001, if our clinical trials prove to be successful, has the potential to slow or even halt the progression of DMD, regardless of the type of genetic mutation or stage of the disease. We filed an IND in September 2017 and initiated the IGNITE DMD clinical trial for SGT-001 in the United States during the fourth quarter of 2017. In November 2017, the FDA notified us that we were not permitted to dose patients in the higher-dose group of IGNITE DMD due to a partial clinical hold. The partial clinical hold related to the number of vials and manufacturing lots utilized per patient, as well as manufacturing processes to support the higher-dose group. We have since submitted a response to the FDA and were notified that the partial clinical hold has been resolved.

In March 2018, we announced that IGNITE DMD was placed on full clinical hold following an unexpected serious adverse event reported in the first patient dosed in the clinical trial. The event was characterized by a decrease in platelet count followed by a reduction in red blood cell count, transient renal impairment and evidence of complement activation. The patient received standard medical care, a modified steroid regimen and a limited course of eculizumab for the observed complement activation. He remained clinically stable and generally asymptomatic throughout the event, which fully resolved.

In its clinical hold letter, the FDA requested additional information, including an assessment of the etiology of the event, the patient’s clinical status and laboratory parameters, and any additional measures to address patient safety. We submitted a comprehensive response to the FDA that included the requested information and in June 2018, the FDA lifted the clinical hold.

We made changes to the IGNITE DMD protocol, including the addition of IV glucocorticoids in the initial weeks post administration of SGT-001 and enhanced monitoring measures that include a panel for complement activation. The amended protocol also specifies that eculizumab will be available as a treatment option if complement activation is observed. We plan to enroll and dose several children prior to dosing additional adolescents, and now have the choice to obtain the intermediate muscle biopsy at 45 days post administration of SGT-001 to collect additional information about the time course of microdystrophin expression. We have since resumed screening patients for IGNITE DMD and we now expect to report initial data from a pre-specified interim analysis of IGNITE DMD in the second half of 2019.

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

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net losses were $33.9 million and $25.2 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $158.1 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

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

On January 30, 2018, we completed our initial public offering in which we sold 8,984,375 shares of our common stock, including the underwriters’ over-allotment option, at a public offering price of $16.00 per share, in exchange for net proceeds of $129.1 million, after deducting underwriting discounts and commissions and offering expenses.

As of June 30, 2018, we had cash, cash equivalents and available-for-sale securities of $162.8 million. We believe that our existing cash, cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements until the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Corporate Conversion

We operated as a Delaware limited liability company under the name Solid Biosciences, LLC until immediately prior to the effectiveness of our registration statement on Form S-1 on January 25, 2018, at which time we converted into a Delaware corporation pursuant to a statutory conversion and changed our name to Solid Biosciences Inc., or the Corporate Conversion. As a result of the Corporate Conversion, the holders of the Series 1 and 2 Senior Preferred, Junior Preferred Units, Series A, B, C and D Common Units of Solid Biosciences, LLC became holders of common stock of Solid Biosciences Inc.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of SGT-001 and our other product candidates and include:

•

expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research, preclinical and clinical activities on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture SGT-001 and our other product candidates for use in our preclinical and clinical trials;

•	salaries, benefits and other related costs, including equity-based compensation expense, for personnel engaged in research and development functions;

•	costs of outside consultants, engaged to assist in our research and development activities, including their fees, equity-based compensation and related travel expenses;

•	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;

•	costs incurred in seeking regulatory approval of SGT-001 and our other product candidates;

•	expenses incurred under our intellectual property licenses; and

•	facility-related research and development expenses, which include direct depreciation and rent costs as well as allocated expenses for rent and maintenance of facilities and other operating costs.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
SGT-001	$6,124	$5,466	$13,177	$11,824
Other product candidates	792	493	1,478	954
Unallocated research and development expenses	6,678	2,648	10,868	4,562

Total research and development expenses	$13,594	$8,607	$25,523	$17,340

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

Income taxes

Since our inception in 2013, we had been organized as a Delaware limited liability company for federal and state income tax purposes and treated as a partnership for U.S. income tax purposes. As such, we were not viewed as a taxpaying entity in any jurisdiction and did not require a provision for income taxes. Each member of our company was responsible for the tax liability, if any, related to its proportionate share of our taxable income.

As a result of the Corporate Conversion on January 25, 2018, we are now treated as a corporation for U.S. income tax purposes and are subject to U.S. federal, state and local income taxes at the prevailing corporate tax rates. We expect to generate net operating losses at the corporate level.

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

During the three and six months ended June 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase (decrease)
(in thousands)	2018	2017
Revenue	$—	$—	$—

Operating expenses:
Research and development	13,594	8,607	4,987
General and administrative	4,584	3,280	1,304

Total operating expenses	18,178	11,887	6,291

Loss from operations	(18,178)	(11,887)	(6,291)
Other income (expense):
Revaluation of preferred unit tranche rights	—	20	(20)
Interest income	80	52	28
Other income	118	504	(386)

Total other income (expense)	198	576	(378)

Net loss	$(17,980)	$(11,311)	$(6,669)

Research and development expenses

	Three Months Ended June 30,		Increase (decrease)
(in thousands)	2018	2017
SGT-001	$6,124	$5,466	$658
Other product candidates	792	493	299
Unallocated research and development expenses	6,678	2,648	4,030

Total research and development expenses	$13,594	$8,607	$4,987

Research and development expenses for the three months ended June 30, 2018 were $13.6 million, compared to $8.6 million for the three months ended June 30, 2017. The increase of $5.0 million in research and development costs was due to a $4.0 million increase in unallocated research and development costs driven by increased personnel and facility related expenses, including costs incurred to operate the new lab facility, a net $0.7 million increase in costs related to our lead product candidate SGT-001 driven by a $1.6 million increase in manufacturing activities offset by a $0.9 million reduction in preclinical costs, and a $0.3 million increase in costs related to our other product candidates.

General and administrative expenses

General and administrative expenses were $4.6 million for the three months ended June 30, 2018, compared to $3.3 million for the three months ended June 30, 2017. The increase of $1.3 million was due to an increase of $0.5 million in personnel and facility related expenses and a net increase of $0.8 million of other corporate expenses.

Interest income

Interest income remained consistent at $0.1 million for the three months ended June 30, 2018 and 2017.

Other income

Other income for the three months ended June 30, 2018 was $0.1 million compared to $0.5 million for the three months ended June 30, 2017. The decrease of $0.4 million related to income from charitable organizations. We do not expect these contributions to significantly increase in future periods.

Comparison of the six months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Increase (decrease)
(in thousands)	2018	2017
Revenue	$—	$—	$—

Operating expenses:
Research and development	25,523	17,340	8,183
General and administrative	8,628	8,660	(32)

Total operating expenses	34,151	26,000	8,151

Loss from operations	(34,151)	(26,000)	(8,151)
Other income (expense):
Revaluation of preferred unit tranche rights	—	20	(20)
Interest income	145	114	31
Other income	149	680	(531)

Total other income (expense)	294	814	(520)

Net loss	$(33,857)	$(25,186)	$(8,671)

Research and development expenses

	Six Months Ended June 30,		Increase (decrease)
(in thousands)	2018	2017
SGT-001	$13,177	$11,824	$1,353
Other product candidates	1,478	954	524
Unallocated research and development expenses	10,868	4,562	6,306

Total research and development expenses	$25,523	$17,340	$8,183

Research and development expenses for the six months ended June 30, 2018 were $25.5 million, compared to $17.3 million for the six months ended June 30, 2017. The increase of $8.2 million in research and development costs was due to a $6.3 million increase in unallocated research and development costs driven by increased personnel and facility related expenses, including costs incurred to operate the new lab facility, a net $1.4 million increase in costs related to our lead product candidate SGT-001 driven by a $4.8 million increase in clinical development and manufacturing activities offset by a $3.4 million reduction in preclinical costs, and a $0.5 million increase in costs related to our other product candidates.

General and administrative expenses

General and administrative expenses were $8.6 million for the six months ended June 30, 2018, compared to $8.7 million for the six months ended June 30, 2017. The decrease of $0.1 million was due to an increase of $1.8 million in personnel and facility related expenses and an increase of $0.9 million of other corporate expenses, offset by a decrease in equity-based compensation of $2.8 million. The decrease in equity-based compensation of $2.8 million was primarily due to a charge associated with the exchange of certain of our vested common units in connection with the recapitalization of Solid Biosciences, LLC and our merger with Solid GT on March 29, 2017.

Interest income

Interest income remained consistent at $0.1 million for the six months ended June 30, 2018 and 2017.

Other income

Other income for the six months ended June 30, 2018 was $0.1 million compared to $0.7 million for the six months ended June 30, 2017. The decrease of $0.6 million related to income from charitable organizations. We do not expect these contributions to significantly increase in future periods.

Liquidity and Capital Resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred units and our initial public offering. Through June 30, 2018, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering and an aggregate of $129.1 million of net proceeds from the sale of our common stock after deducting underwriting discounts and commission and offering expenses in our initial public offering.

We completed our initial public offering on January 30, 2018, in which we sold 8,984,375 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $16.00 per share, in exchange for net proceeds of $129.1 million.

As of June 30, 2018, we had cash, cash equivalents and available-for-sale securities of $162.8 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,		Increase (decrease)
(in thousands)	2018	2017
Cash used in operating activities	$(33,503)	$(19,803)	$(13,700)
Cash (used in) provided by investing activities	(4,101)	20,573	(24,674)
Cash provided by financing activities	131,520	24,264	107,256

Net increase in cash, cash equivalents and restricted cash	$93,916	$25,034	$68,882

Operating activities

During the six months ended June 30, 2018, operating activities used $33.5 million of cash, primarily resulting from our net loss of $33.9 million and cash used in changes in our operating assets and liabilities of $2.3 million offset by non-cash charges of $2.6 million due primarily to equity-based compensation of $2.1 million. Net cash used in changes in our operating assets and liabilities during the six months ended June 30, 2018 consisted of an increase in prepaid expenses and other assets of $0.4 million due to an increase in director and officers’ insurance as we entered the public company market and deposits made for our new facilities and a decrease in accounts payable and accrued expenses of $1.9 million due to the timing of payments.

During the six months ended June 30, 2017, operating activities used $19.8 million of cash, primarily resulting from our net loss of $25.2 million offset by non-cash charges of $4.0 million due primarily to equity-based compensation of $3.7 million, which included $3.2 million associated with the exchange of Series A common units into Series B and D common units, and cash provided by changes in our operating assets and liabilities of $1.4 million. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2017 consisted primarily of a decrease in prepaid expenses and other currents assets of $1.6 million due to the timing of prepaid research and development expense payments and net increase in accounts payable and accrued expenses of $0.2 million due to the timing of payments.

Investing activities

During the six months ended June 30, 2018, investing activities used $4.1 million of cash, consisting primarily of purchases of available-for-sale securities and property and equipment partially offset by proceeds on the sale and maturity of available-for-sale securities.

During the six months ended June 30, 2017, investing activities provided $20.6 million of cash, consisting primarily from proceeds on the sale and maturity of available-for-sale securities partially offset by purchases of available-for-sale securities and property and equipment.

We expect that purchases of property and equipment will increase over the next several years resulting from our move into a new office and laboratory facility in 2018.

Financing activities

During the six months ended June 30, 2018, net cash provided by financing activities was $131.5 million, primarily due to the proceeds from our initial public offering of $133.7 million partially offset by $2.2 million of payments made in connection with costs incurred for our initial public offering.

During the six months ended June 30, 2017, net cash provided by financing activities was $24.3 million, primarily due to the net proceeds from our sale of Series 1 Senior Preferred Units of $24.5 million offset in part by payments made in connection with our then-proposed initial public offering.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to SGT-001. In addition, we expect to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•	seek to enroll patients in IGNITE DMD and continue clinical development of SGT-001;

•	move other current or future product candidates into clinical trials;

•	continue research and preclinical development of our other product candidate;

•	seek to identify additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire and retain additional clinical, quality control and scientific personnel;

•	build out new facilities or expand existing facilities to support our ongoing development activity;

•	acquire or in-license other drugs and technologies; and

•	add operational, financial and management information systems and personnel.

On January 30, 2018, we completed our initial public offering in which we sold 8,984,375 shares of common stock, including shares of common stock issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $129.1 million, after deducting underwriting discounts and commissions and offering expenses.

As of June 30, 2018, we had cash, cash equivalents and available-for-sale securities of $162.8 million. We believe that our existing cash, cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements until the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Because of the numerous risks and uncertainties associated with the development of SGT-001 and other product candidates and programs and because the extent to which we may enter collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	the progress and results of IGNITE DMD and future clinical trials of SGT-001 and our other product candidates;

•	the costs, timing and outcome of regulatory review of SGT-001 and our other product candidates;

•

the scope, progress, results and costs of drug discovery, laboratory testing, manufacturing, preclinical development and clinical trials for other product candidates that we may pursue in the future, if any;

•	the costs associated with our manufacturing process development and evaluation of third-party manufacturers;

•	whether we decide to construct and validate our own manufacturing facility and the associated costs;

•	revenue, if any, received from commercial sale of SGT-001 or other product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the outcome of any lawsuits filed against us;

•	the terms of our current and any future license agreements and collaborations; and

•	the extent to which we acquire or in-license other product candidates, technologies and intellectual property.

We intend to supply our clinical development program for SGT-001 with drug product produced at a current good manufacturing practices, or cGMP, compliant facility located at one of our Contract Development Manufacturing Organizations, or CDMO, partners. We intend to establish the capability and capacity to supply SGT-001 at commercial scale from multiple sources, including potentially building our own GMP facility to ensure redundancy and reliability. We expect that such a facility would require capital expenditures of between $35.0 million to $45.0 million to commence operations. We expect to finalize plans to potentially build our own GMP facility after we have initial data from IGNITE DMD.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease commitments (1)	$8,058	$1,763	$3,999	$2,296	$—

(1)	Represents minimum payments due for our leases of office and laboratory space in Cambridge, Massachusetts.

In January 2018, we executed a lease agreement for lab space in Cambridge, Massachusetts. The lease consists of approximately 9,500 square feet with an initial term of five years with the option to extend the term for one additional two-year term. The future minimum rent commitment for the initial five-year term is approximately $3.7 million. In addition to rent, the lease requires us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In January 2018, we executed a lease agreement for office space in Cambridge, Massachusetts. The lease will serve as our corporate headquarters and consists of approximately 16,000 square feet. The term of the lease runs through February 2022. The future minimum rent commitment for the lease term is approximately $4.4 million. In addition to rent, the lease requires us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related changes in interest rates. As of June 30, 2018, our cash equivalents consisted of money market accounts that have contractual maturities of less than 90 days. As of June 30, 2018, our investments consisted of corporate bond securities and U.S. government agency securities that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness described below.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On March 27, 2018, James Watkins, a purported stockholder of ours, filed a putative class action complaint alleging violations of the federal securities laws, in the United States District Court for the District of Massachusetts (Case No. 18-10587), against us, Ilan Ganot, our Chief Executive Officer, Jennifer Ziolkowski, our Chief Financial Officer, and the underwriters in our initial public offering, J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, Leerink Partners, LLC, Nomura Securities Co., LLC and Chardan Capital Markets LLC. The plaintiff in this suit claims to represent purchasers of our common stock during the period from January 25, 2018 to March 14, 2018 and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to our lead product candidate. On May 29, 2018, the plaintiff, Mr. Watkins, and Ashish Bhandari, another purported stockholder, filed separate motions each seeking his appointment as lead plaintiff and approval of his selected lead counsel. On June 5, 2018, Mr. Watkins withdrew his motion. The court has not yet issued an order appointing a lead plaintiff or approving lead counsel. Pursuant to a stipulation filed by the parties on April 16, 2018 and allowed by the court on April 30, 2018, the lead plaintiff will file an amended complaint within sixty (60) days after entry of the order appointing the lead plaintiff and approving lead counsel. Defendants will then answer, move, or otherwise respond to the amended complaint no later than sixty (60) days after the filing of that amended complaint. Lead plaintiff will have forty-five (45) days within which to file an opposition to any motion to dismiss filed by defendants, and defendants shall file a reply to lead plaintiff’s opposition no later than forty-five (45) days after the filing of the opposition.

On March 28, 2018, Robert Lowinger, a purported stockholder of ours, filed a putative class action complaint alleging violations of the federal securities laws, in the Business Litigation Section of the Superior Court of the Commonwealth of Massachusetts (Civil Action No. 1884-00984), against us, Ilan Ganot, Jennifer Ziolkowski, our directors and certain of the underwriters in our initial public offering. The plaintiff in this suit claims to represent purchasers of our common stock in or traceable to our January 25, 2018 initial public offering and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to our lead product candidate. On April 30, 2018, all defendants including us moved to stay the proceedings in favor of the prior-filed federal court securities class action. The plaintiff filed his opposition to this motion on May 14, 2018, and defendants filed a reply in support of their motion on May 24, 2018. After oral argument on June 13, 2018, the court issued an order on June 22, 2018 allowing the motion to stay and directing the parties to advise the court of the status of the federal court action every six months.

On April 3, 2018, Michael Walsh, a purported stockholder of ours, filed a putative class action complaint alleging violations of the federal securities laws, in the United States District Court for the District of Massachusetts (Case No. 18-10639), against us, Ilan Ganot and Jennifer Ziolkowski. The plaintiff in this suit claims to represent purchasers of our common stock during the period from January 25, 2018 to March 14, 2018 and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to our lead product candidate. On June 6, 2018, the plaintiff voluntarily dismissed the action, without prejudice, as to all defendants.

While we believe that we have meritorious defenses to the allegations made in these complaints, it is not currently possible to assess whether or not the outcome of these suits may have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Since inception, we have incurred significant net losses. Our net loss was $33.9 million for the six months ended June 30, 2018. In addition, our net losses were $53.2 million, $23.8 million and $6.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of June 30, 2018, we had an accumulated deficit of $158.1 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•	seek to enroll patients in IGNITE DMD and continue clinical development of SGT-001;

•	move other current or future product candidates into clinical trials;

•	continue research and preclinical development of our other product candidate;

•	seek to identify additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;

•	maintain, expand, protect and enforce our intellectual property portfolio;

•	hire and retain additional clinical, quality control and scientific personnel;

•	build out new facilities or expand existing facilities to support our ongoing development activity;

•	acquire or in-license other drugs, technologies and intellectual property; and

•	add operational, financial and management information systems and personnel.

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we seek to resume and complete clinical trials of SGT-001, obtain marketing approval for SGT-001, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future product candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001 and our other product candidates. In addition, if we obtain marketing approval for SGT-001 and our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements until the end of 2019, we anticipate that we will need additional funding to complete the development of SGT-001 and our other product candidates.

Our future capital requirements will depend on many factors, including:

•	the progress and results of IGNITE DMD and future clinical trials of SGT-001 and our other product candidates;

•	the costs, timing and outcome of regulatory review of SGT-001 and our other product candidates;

•

the scope, progress, results and costs of discovery, laboratory testing, manufacturing, preclinical development and clinical trials for other product candidates that we may pursue in the future, if any;

•	the costs associated with our manufacturing process development and evaluation of third-party manufacturers;

•	whether we decide to construct and validate our own manufacturing facility and the associated costs;

•	revenue, if any, received from commercial sale of SGT-001 or our other product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the outcome of any lawsuits filed against us;

•	the terms of our current and any future license agreements and collaborations; and

•	the extent to which we acquire or in-license other product candidates, technologies and intellectual property.

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

We have concentrated our research and development efforts on SGT-001 for the treatment of DMD and our future success depends on our successful development of that product candidate. Our risk of failure is high. We have experienced, and may experience additional, problems or delays in developing SGT-001. Any such problems or delays would cause unanticipated costs, and any development problems may not be solved. For example, we or another party may uncover a previously unknown risk associated with SGT-001, the adeno-associated virus, or AAV, vector, toxicity or other issues that may be more problematic than we currently believe and this may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional clinical testing.

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

In March 2018, the FDA placed IGNITE DMD on full clinical hold after we reported an unexpected serious adverse event in the first patient dosed in the clinical trial. Even though the full clinical hold was lifted in June 2018, we cannot guarantee that similar events will not happen in the future.

On February 14, 2018, the first patient in the IGNITE DMD clinical trial, a non-ambulatory adolescent, was dosed with 5E13 vg/kg of SGT-001. Several days after administration the patient was hospitalized due to laboratory findings that included a decrease in platelet count followed by a reduction in red blood cell count and evidence of complement activation. We reported the unexpected serious adverse event to the FDA and, because it was unexpected, classified it as Suspected Unexpected Serious Adverse Reaction, or SUSAR. In March 2018, the FDA placed a full clinical hold on SGT-001 following an unexpected serious adverse event in IGNITE DMD, which is designed to evaluate SGT-001 in ambulatory and non-ambulatory males with DMD aged four to 17 years, and we halted enrollment and dosing in IGNITE DMD. In June 2018, the FDA lifted the full clinical hold and we have since resumed screening patients for IGNITE DMD. In connection with the lifting of the clinical hold, we made changes to the IGNITE DMD protocol, including the addition of IV glucocorticoids in the initial weeks post administration of SGT-001 and enhanced monitoring measures that include a panel for complement activation. The amended protocol also specifies that eculizumab will be available as a treatment option if complement activation is observed. We also plan to enroll and dose several children in IGNITE DMD prior to dosing additional adolescents, and now have the choice to obtain the intermediate muscle biopsy at 45 days post administration of SGT-001 to collect additional information about the time course of microdystrophin expression. These changes to the IGNITE DMD protocol, and any other such changes that may be made in the future, may impact our development timeline and result in increased costs and expenses.

If the FDA or other regulatory agencies continue to express safety concerns even though the full clinical hold has been lifted, additional preclinical studies or clinical trials involving SGT-001, further amendments to the SGT-001 enrollment criteria and/or clinical trial protocol or changes to our manufacturing process may be needed and difficult to implement and/or complete. In such instance, our progress in the development of SGT-001 may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business.

In addition, we may not be able to obtain institutional review board committee, or IRB, or data safety monitoring board committee approvals for IGNITE DMD as a result of the clinical hold, and any related risks or otherwise, which could further delay our ability to open new trial sites and enroll patients into the clinical trial. Any delay in enrolling patients or inability to continue or complete our clinical trial of SGT-001, as a result of the since-resolved full clinical hold or otherwise, will delay or terminate our clinical development plans for SGT-001, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for SGT-001. Delays in the completion of any clinical trial of SGT-001, our lead product candidate, or any other product candidate will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of SGT-001 or our product candidates.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the product candidate being studied caused these conditions. For instance, recently we reported an unexpected serious adverse event in IGNITE DMD, which resulted in a full clinical hold which has since been lifted by the FDA. In addition, it is possible that as we test SGT-001 or our other product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase III clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that SGT-001 or any other product candidate has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked.

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

Success in preclinical studies or early clinical trials, including our recently initiated IGNITE DMD clinical trial, may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials, including our recently initiated IGNITE DMD clinical trial, are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. There is a high failure rate for gene therapy and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Our preclinical studies for SGT-001 in animals have been limited and we have only recently dosed a human patient with SGT-001. SGT-001 or our other product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. This failure would cause us to abandon SGT-001 or our other product candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of SGT-001 or our other product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;

•	delays in resuming IGNITE DMD for SGT-001 following the lifting of the clinical hold by the FDA;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;

•

delays in recruiting suitable subjects to participate in our clinical trials, including because such trials may be placebo-controlled trials and patients are not guaranteed to receive treatment with our product candidates;

•	failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;

•	failure to perform in accordance with FDA good clinical practices, or GCPs, or applicable regulatory guidelines in the European Union and other countries;

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

Our product development costs will increase if we experience delays in testing or marketing approvals. In addition, if we make manufacturing or other changes to SGT-001 or our other product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. We may also determine to change the design or protocol of one or more of our clinical trials, which could result in delays. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

If our third-party clinical trial vendors fail to comply with strict regulations, the clinical trials for SGT-001 or our other product candidates may be delayed or unsuccessful.

We do not have the personnel capacity to conduct or manage the clinical trials that will be necessary for the development of SGT-001 or our other product candidates. For IGNITE DMD we are relying, and for any future clinical trials we expect we will rely, on third parties to assist us in managing, monitoring and conducting our clinical trials. If these third parties fail to comply with applicable regulations or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures and, therefore, the clinical trials for SGT-001 or our other product candidates may be delayed or unsuccessful.

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

In March 2018, the FDA placed IGNITE DMD on full clinical hold following our report of an unexpected serious adverse event in the clinical trial. In June 2018, the FDA lifted the full clinical hold. We only recently reinitiated screening of patients for the clinical trial and may not be able to enroll patients on the timeline expected.

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

Regulatory requirements governing gene therapy products are periodically updated and may continue to change in the future.

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

A potential regenerative medicine advanced therapy designation by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek a regenerative medicine advanced therapy designation, or RMAT, for some of our product candidates. A regenerative medicine advanced therapy is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The regenerative medicine advanced therapy program is intended to facilitate efficient development and expedite review of regenerative medicine advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A new drug application or a BLA for a regenerative medicine advanced therapy may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

Designation as a regenerative medicine advanced therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a regenerative medicine advanced therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a regenerative medicine advanced therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as regenerative medicine advanced therapies, the FDA may later decide that the biological products no longer meet the conditions for qualification.

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

The manufacturing process we use to produce SGT-001 is complex and has not been validated for commercial use. We have no experience manufacturing SGT-001 and our other product candidates. Building our own manufacturing facility, if we decide to do so in the future, would require substantial additional investment, would be time-consuming and may be subject to delays, including those resulting from compliance with regulatory requirements. In addition, building a manufacturing facility may cost more than we currently anticipate. Although we may establish our own manufacturing facility to support a commercial launch, if we are unable to do so or otherwise decide not to do so, we may be unable to produce commercial materials or meet demand, if any should develop, for SGT-001 and our other product candidates. Any such failure could delay or prevent our commercialization of SGT-001 or our other product candidates. The production of SGT-001 requires processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene transfer such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and that SGT-001 is made strictly and consistently in compliance with the process. As a result of the limited number of FDA approvals for gene transfer products to date, the timeframe required for us to obtain approval for a cGMP gene therapy manufacturing facility in the United States is uncertain. We must supply all necessary documentation in support of a BLA or other MAA on a timely basis and must adhere to the FDA’s and the European Union’s cGMP requirements before SGT-001 and our other product candidates can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP requirements, and perform extensive audits of contract laboratories, manufacturers and suppliers.

We currently rely on third-party manufacturers for our SGT-001 supply. In order to produce sufficient quantities of SGT-001 for clinical trials and initial U.S. commercial demand, we will need to increase the scale of our manufacturing process at our third-party manufacturers, and potentially through our own commercial-scale manufacturing facility. We may need to change our current manufacturing process. We may not be able to produce sufficient quantities of SGT-001 due to several factors, including equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers. For example, through our contract manufacturer we have performed and released within specifications manufacturing runs of SGT-001 for clinical supply and have experienced variability with respect to the success and yield of these runs. We continue to engage in process development activities to improve the reproducibility, reliability and consistency of yields of our manufacturing process. Additional manufacturing runs will be required to produce necessary or adequate supply for IGNITE DMD and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT-001 could be delayed, and we could incur additional expense.

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

Certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products, thereby potentially limiting the population of patients amenable to gene transfer

As with many AAV-mediated gene therapy approaches, certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products, thereby potentially limiting the population of patients amenable to gene transfer. While we are working to better understand the prevalence of antibodies to AAV, or seroprevalence, as it relates to gene therapies for DMD, the exact DMD-wide seroprevalence is currently unknown and it varies by AAV serotype and age. We may not be able to address this potentially limiting factor for gene therapy as a treatment for certain patients.

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

Gene transfer remains a novel technology and public perception may be influenced by claims that gene transfer is unsafe, and gene transfer may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of DMD prescribing treatments that involve the use of SGT-001 in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion may delay or impair the development and commercialization of SGT-001 or demand for any product candidate we may develop. A public backlash developed against gene therapy following the death of a patient in 1999 during a gene therapy clinical trial of research subjects with ornithine transcarbamylase, or OTC, deficiency, a rare disorder in which the liver lacks a functional copy of the OTC gene. The death of the clinical trial subject was due to complications of adenovirus vector administration. Dr. James M. Wilson, former chair of our Scientific Advisory Board, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of the University of Pennsylvania. Serious adverse events in our clinical trials, including the event that led to the full clinical hold on IGNITE DMD, which has since been lifted by the FDA, or other clinical trials involving gene transfer products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of SGT-001, stricter labeling requirements for SGT-001 if approved and a decrease in demand for SGT-001.

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

Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, also will be critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. In addition, the failure to succeed in preclinical or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives.

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

The Trump Administration has also taken executive actions to change or delay implementation of the Health Care Reform Law. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the Health Care Reform Law exchanges. At the same time, the Administration announced that it will discontinue the payment of CSR payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Health Care Reform Law. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Further, in July 2018 following a federal district court decision from New Mexico, the Administration announced that it would be freezing payments to insurers under the Health Care Reform Law to cover sicker patients until it or Congress can address the appropriate methodology for calculating and making such payments. It remains to be seen how this action will affect the implementation of the Health Care Reform Law.

We will continue to evaluate the effect that the Health Care Reform Law and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace Health Care Reform Law provisions is uncertain in many respects, it is also possible that some of the Health Care Reform Law provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with Health Care Reform Law coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.

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

In addition, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing.

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

Moreover, we currently do not own any issued patents or pending non-provisional patent applications and we only own three provisional patent applications in the United States. Each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of each provisional patent application. If we do not timely file a non-provisional patent application in respect of a provisional patent application, we may lose our priority date with respect to such provisional patent application and any patent protection on the inventions disclosed in such provisional patent application. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether such future patent applications will result in the issuance of patents that effectively protect any of our product candidates or will effectively prevent others from commercializing competitive products.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 66.0% of our common stock outstanding as of August 1, 2018. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company with which our public stockholders disagree.

A significant number of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. All lock-up agreements entered into in connection with our initial public offering expired on July 24, 2018. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of August 1, 2018, holders of an aggregate of approximately

24.2 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, on January 29, 2018, we filed a Registration Statement on Form S-8 to register approximately 5.0 million shares reserved for future issuance under our 2018 Omnibus Incentive Plan will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. These shares can be freely sold in the public market upon issuance, subject to black-out periods and volume limitations applicable to affiliates.

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

Item 6. Exhibits.

Exhibit Number	Description

10.1	Summary of Non-Employee Director Compensation Program

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: August 10, 2018	By:	/s/ Ilan Ganot
Ilan Ganot
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2018	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)