Form 10-Q
period 2018-09-30
Solid Biosciences Inc.
filed 2018-11-13
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐    No  ☒

As of November 1, 2018, the registrant had 35,432,460 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017	2
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017	3
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017	4
	Condensed Consolidated Statements of Preferred Units and Stockholders’/Members’ Equity/(Deficit) for the nine months ended September 30, 2018 and the year ended December 31, 2017	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017	6
	Notes to the Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31
PART II.	OTHER INFORMATION	32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 6.	Exhibits	72
	Signatures	73

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$129,137	$52,080
Available-for-sale-securities	16,232	17,014
Prepaid expenses and other current assets	3,062	1,499
Restricted cash	—	65
Total current assets	148,431	70,658
Property and equipment, net	7,935	2,429
Other non-current assets	209	—
Restricted cash	237	—
Deferred offering costs	—	3,106
Total assets	$156,812	$76,193
Liabilities, Preferred Units and Stockholders’ / Members’ Equity / (Deficit)
Current liabilities:
Accounts payable	$4,804	$5,066
Accrued expenses and other current liabilities	5,833	6,205
Total current liabilities	10,637	11,271
Other non-current liabilities	1,102	—
Total liabilities	11,739	11,271
Commitments and contingencies (Note 10)
Series 2 Senior Preferred Units, no units authorized at September 30, 2018 and 4,886,000 units authorized at December 31, 2017; no units issued and outstanding at September 30, 2018 and 4,886,000 units issued and outstanding at December 31, 2017	—	55,002
Series 1 Senior Preferred Units, no units authorized at September 30, 2018 and 2,500,000 units authorized at December 31, 2017; no units issued and outstanding at September 30, 2018 and 2,500,000 units issued and outstanding at December 31, 2017	—	25,000
Junior Preferred Units, no units authorized at September 30, 2018 and 4,414,356 units authorized at December 31, 2017; no units issued and outstanding at September 30, 2018 and 4,414,356 units issued and outstanding at December 31, 2017	—	44,177
Stockholders’ / Members’ equity / (deficit):
Series A, B, C and D Common Units, no units authorized at September 30, 2018 and 20,189,509 units authorized at December 31, 2017; no units issued and outstanding at September 30, 2018 and 19,438,552 units issued and outstanding at December 31, 2017	—	65,014
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2018 and no shares authorized at December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at September 30, 2018 and no shares authorized at December 31, 2017; 35,432,460 shares issued and outstanding at September 30, 2018 and no shares issued and outstanding at December 31, 2017	35	—
Additional paid-in capital	322,179	—
Accumulated other comprehensive loss	(6)	(13)
Accumulated deficit	(177,135)	(124,258)
Total stockholders’/members’ equity/(deficit)	145,073	(59,257)
Total liabilities, preferred units and stockholders’/members’ equity	$156,812	$76,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	14,680	10,619	40,203	27,959
General and administrative	4,470	3,077	13,098	11,737
Total operating expenses	19,150	13,696	53,301	39,696
Loss from operations	(19,150)	(13,696)	(53,301)	(39,696)
Other income (expense):
Revaluation of preferred unit tranche rights	—	(88)	—	(68)
Interest income	92	51	237	165
Other income	38	228	187	908
Total other income (expense), net	130	191	424	1,005
Net loss	(19,020)	(13,505)	(52,877)	(38,691)
Net loss attributable to non-controlling interest	—	—	—	(1,060)
Net loss attributable to Solid Biosciences Inc.	(19,020)	(13,505)	(52,877)	(37,631)
Accretion of preferred units to redemption value	—	—	—	(959)
Redemption of preferred units	—	—	—	15,685
Redemption of redeemable interest from non-controlling interest in Solid GT	—	—	—	(1,925)
Net loss attributable to common stockholders	$(19,020)	$(13,505)	$(52,877)	$(24,830)
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.79)	$(1.61)	$(1.99)
Weighted average shares of common stock outstanding, basic and diluted	34,539,001	17,096,280	32,800,126	12,446,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(19,020)	$(13,505)	$(52,877)	$(38,691)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	4	(1)	7	(26)
Comprehensive loss	(19,016)	(13,506)	(52,870)	(38,717)
Comprehensive loss attributable to non-controlling interest	—	—	—	(1,060)
Comprehensive loss attributable to Solid Biosciences Inc.	$(19,016)	$(13,506)	$(52,870)	$(37,657)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY/(DEFICIT)

(unaudited, in thousands, except share / unit data)

	Redeemable Preferred Units	Amount	Series 2 Senior Preferred Units	Amount	Series 1 Senior Preferred Units	Amount	Junior Preferred Units	Amount	Series A, B, C and D Common Units	Amount	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Members’/ Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)
Balance at December 31, 2016	17,100,000	$71,649	—	—	—	—	—	—	5,123,917	$558	—	—	—	$23	$(84,941)	$(84,360)	$46,474	$(37,886)
Issuance of Series 1 senior preferred units, net of issuance costs of $500 and tranche right of $459	—	—	—	—	2,500,000	$24,041	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Series 1 senior preferred units to redemption value	—	—	—	—	—	959	—	—	—	—	—	—	—	—	(959)	(959)	—	(959)
Redemption of preferred units	—	(15,685)	—	—	—	—	—	—	—	—	—	—	—	—	15,685	15,685	—	15,685
Equity-based compensation	—	—	—	—	—	—	—	—	—	5,030	—	—	—	—	—	5,030	300	5,330
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(52,118)	(52,118)	(1,060)	(53,178)
Issuance of Series B common units in exchange for Series A common units	—	—	—	—	—	—	—	—	(1,301,520)	—	—	—	—	—	—	—	—	—
Issuance of Series D common units in exchange for Series A common units	—	—	—	—	—	—	—	—	(160,954)	—	—	—	—	—	—	—	—	—
Issuance of Series A common units in exchange for redeemable preferred units	(17,100,000)	(55,964)	—	—	—	—	—	—	12,219,299	55,964	—	—	—	—	—	55,964	—	55,964
Issuance of junior preferred units in redemption of Class D non-controlling interest in Solid GT	—	—	—	—	—	—	4,414,356	$44,177	—	—	—	—	—	—	(1,925)	(1,925)	(42,252)	(44,177)
Issuance of Series C common units in exchange for Class B non-controlling interest in Solid GT	—	—	—	—	—	—	—	—	1,635,916	2,053	—	—	—	—	—	2,053	(2,053)	—
Issuance of Series D common units in exchange for Class C non-controlling interest in Solid GT	—	—	—	—	—	—	—	—	1,083,205	1,409	—	—	—	—	—	1,409	(1,409)	—
Issuance of Series D common units	—	—	—	—	—	—	—	—	838,689	—	—	—	—	—	—	—	—	—
Issuance of Series 2 senior preferred units,			4,886,000	$55,002
Unrealized loss on available for sale securities	—	—			—	—	—	—	—	—				(36)	—	(36)	—	(36)
Balance at December 31, 2017	—	—	4,886,000	$55,002	2,500,000	$25,000	4,414,356	$44,177	19,438,552	$65,014	—	$—	$—	$(13)	$(124,258)	$(59,257)	—	$(59,257)
Conversion of units into shares of common stock	—	—	(4,886,000)	(55,002)	(2,500,000)	(25,000)	(4,414,356)	(44,177)	(19,429,620)	(65,180)	26,498,559	26	189,333	—	—	124,179	—	124,179
Issuance of common stock upon initial public offering, net of issuance costs of $4,592	—	—	—	—	—	—	—	—	—	—	8,984,375	$9	129,087	—	—	129,096	—	129,096
Equity-based compensation	—	—	—	—	—	—	—	—	—	166			3,759	—	—	3,925	—	3,925
Net loss	—	—	—	—	—	—	—	—	—	—				—	(52,877)	(52,877)	—	(52,877)
Repurchase of common units/ shares of common stock	—	—	—	—	—	—	—	—	(8,932)	—	(50,474)	—	—	—	—	—	—	—
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	7	—	7	—	7
Balance at September 30, 2018	—	—	—	$—	—	$—	—	$—	—	$—	35,432,460	$35	$322,179	$(6)	$(177,135)	$145,073	$—	$145,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(52,877)	$(38,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount)/premium on available-for-sale securities	(52)	194
Equity-based compensation expense	3,925	4,507
Depreciation expense	1,085	225
(Gain) / loss on sale of property and equipment	(3)	—
Revaluation of tranche liability	—	68
Changes in operating assets and liabilities:
Proceeds from landlord lease incentive for tenant improvements	823	—
Prepaid expenses and other current and non-current assets	(1,772)	1,132
Accounts payable	(107)	2,279
Accrued expenses and other current and non-current liabilities	185	1,044
Net cash used in operating activities	(48,793)	(29,242)
Cash flows from investing activities:
Purchases of property and equipment	(6,339)	(1,950)
Proceeds from sale and maturities of available-for-sale securities	19,585	26,350
Purchases of available-for-sale securities	(18,744)	(11,143)
Net cash (used in) provided by investing activities	(5,498)	13,257
Cash flows from financing activities:
Proceeds from issuance of Series 1 Senior Preferred units	—	24,500
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	133,688	—
Payment of deferred offering costs	(2,168)	(1,179)
Net cash provided by financing activities	131,520	23,321
Net increase in cash, cash equivalents and restricted cash	77,229	7,336
Cash, cash equivalents, and restricted cash at beginning of period	52,145	7,843
Cash, cash equivalents, and restricted cash at end of period	$129,374	$15,179
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A, B, C and D common units into shares of common stock	$65,180	—
Conversion of Series 2 Senior Preferred units into shares of common stock	$55,002	—
Conversion of Series 1 Senior Preferred units into shares of common stock	$25,000	—
Conversion of Junior Preferred units into shares of common stock	$44,177	—
Accretion to redemption value for redeemable preferred units	—	$(959)
Redemption of preferred units	—	$15,685
Redemption of redeemable interest from non-controlling interest in Solid GT	—	$(1,925)
Deferred offering costs included in accounts payable and accruals	—	$1,080
Property and equipment included in accounts payable and accruals	$513	211
Issuance of Series D common units in exchange for Series A common units	$—	638
Issuance of Series A common units in exchange for Redeemable preferred units	$—	55,964
Issuance of Junior preferred units upon redemption of Class D non-controlling interest in Solid GT	$—	44,177
Issuance of Series C common units in exchange for Class B non-controlling interest in Solid GT	—	$2,053
Issuance of Series D common units in exchange for Class C non-controlling interest in Solid GT	—	$1,409

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

The Company’s mission is to cure Duchenne muscular dystrophy (“DMD”), a genetic muscle-wasting disease predominantly affecting boys. It is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. The Company’s lead product candidate, SGT-001, is a gene transfer under development to restore functional dystrophin protein expression in patients’ muscles. SGT-001 has been granted Rare Pediatric Disease Designation and Fast Track in the United States and Orphan Drug Designations in both the United States and European Union.  The Company filed an Investigational New Drug application, or IND, in September 2017 and initiated a Phase I/II clinical trial for SGT-001 in the United States during the fourth quarter of 2017, which is called IGNITE DMD. In November 2017, the FDA notified the Company that it was not permitted to dose patients in the higher-dose group of IGNITE DMD due to a partial clinical hold. The partial clinical hold related to the number of vials and manufacturing lots utilized per patient, as well as manufacturing processes to support the higher-dose group. The partial clinical hold has since been resolved.

In March 2018, the Company announced that IGNITE DMD was placed on full clinical hold following an unexpected serious adverse event reported in the first patient dosed in the clinical trial. The Company submitted a comprehensive response to the FDA and in June 2018, the FDA lifted the clinical hold.  Since resuming in June, two additional patients, both ambulatory children, were dosed with SGT-001 in IGNITE DMD. There were no serious adverse events observed with SGT-001 administration.  Laboratory findings, including a transient decline in platelet count that fully resolved, were quickly identified and managed per the study protocol. In total, six patients have been randomized in IGNITE DMD, three into the active treatment group and three to the study’s delayed treatment control group. The Company continues to enroll patients in IGNITE DMD.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through September 30, 2018, the Company has funded its operations primarily with the proceeds from the private placements of preferred units and member units and its recently completed initial public offering. The Company has incurred recurring losses from operations since its inception, including a net loss of $19,020 and $13,505 for the three months ended September 30, 2018 and 2017, respectively, and $52,877 and $38,691 for the nine months ended September 30, 2018 and 2017, respectively. In addition, as of September 30, 2018, the Company had an accumulated deficit of $177,135. The Company expects to continue to generate operating losses for the foreseeable future.

As of September 30, 2018, the Company had cash, cash equivalents and available-for-sale securities of $145,369. The Company believes that its cash, cash equivalents and available-for-sale securities as of September 30, 2018 will enable it to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the issuance of these financial statements.

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

On March 29, 2017, the Company merged the operations of Solid GT into the Company and Solid GT ceased to exist as a legal entity. The proportionate share of the loss attributed to the non-controlling interest amounted to $0 and $1,060 for the three and nine months ended September 30, 2017, respectively. There was no loss attributed to the non-controlling interest for the three and nine months ended September 30, 2018 since the merger was completed on March 29, 2017. See Note 3, Merger and Recapitalization, for additional information.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements (condensed consolidated financial statements) include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Restricted Cash

The Company held restricted cash of $237 in a separate restricted bank account as a security deposit for the lease of the Company’s facilities as of September 30, 2018. The Company has included restricted cash of $237 as a non-current asset as of September 30, 2018.

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

Contingencies

Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, or a range of loss can be determined. These accruals represent the Company’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. The Company reviews the status of each significant matter and assesses its potential financial exposure. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and may change its estimates. These changes in the estimates of the potential liabilities could have a material impact on the Company’s condensed consolidated results of operations and financial position.

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

A reconciliation of the amounts from the cash flow statement to the balance sheet is as follows:

	September 30, 2018	September 30, 2017
Cash and cash equivalents as presented on balance sheet	$129,137	$15,017
Restricted cash, current, as presented on balance sheet	—	65
Restricted cash, non-current, as presented on balance sheet	237	97
Cash and cash equivalents and restricted cash as presented on cash flow statement	$129,374	$15,179

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases. The standard is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years. The Company plans to adopt ASU 2016-02 effective January 1, 2019.  The Company will adopt the new leasing standards using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. The Company is in the process of reviewing existing lease contracts and continue to evaluate the impact that the new leasing standards may have on the consolidated results of operations, financial position and disclosures. The Company expects that the adoption of the new leasing standards will result in the recognition of material right-of-use assets and liabilities in the condensed consolidated balance sheet.

            In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. This new standard will be effective for the Company on January 1, 2020. The Company does not expect that the adoption of this new standard will have a material impact on the disclosures.

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

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$500	$—	$500
Available-for-sale securities	—	16,232	—	16,232
	$—	$16,732	$—	$16,732

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$17,014	$—	$17,014

As of September 30, 2018 and December 31, 2017, the fair values of the Company’s available-for-sale debt securities, which consisted of U.S. government agency securities and corporate bond securities, were determined using Level 2 inputs. During the nine months ended September 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

5. Available-for-Sale Securities

As of September 30, 2018 and December 31, 2017, the fair value of available-for-sale securities by type of security was as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
U.S. government agency securities	$9,652	$—	$(4)	$9,648
Corporate bond securities	6,586	—	(2)	6,584
	$16,238	$—	$(6)	$16,232

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
U.S. government agency securities	$9,473	$—	$(7)	$9,466
Corporate bond securities	7,554	—	(6)	$7,548
	$17,027	$—	$(13)	$17,014

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$16,238	$16,232	$17,027	$17,014
Total available-for-sale securities	$16,238	$16,232	$17,027	$17,014

The weighted average maturity of the Company’s available-for-sale securities as of September 30, 2018 and December 31, 2017 was approximately 0.3 years and 0.4 years, respectively.

6. Property and Equipment

Property and equipment consists of the following:

	September 30, 2018	December 31, 2017
Furniture and fixtures	$181	$61
Laboratory equipment	4,374	2,338
Leasehold improvements	4,374	68
Computer equipment	166	77
Computer software	43	23
Construction in process	304	366
	9,442	2,933
Less accumulated depreciation	1,507	504
	$7,935	$2,429

Depreciation expense was $545 and $1,085 for the three and nine months ended September 30, 2018, respectively, and $110 and $225 for the three and nine months ended September 30, 2017, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2018	December 31, 2017
Accrued research and development	$1,661	$1,855
Accrued compensation	2,750	2,033
Deferred funding from charitable organizations	164	233
Accrued other	1,003	2,084
Deferred Rent	255	—
	$5,833	$6,205

8. Equity-Based Compensation

2018 Omnibus Incentive Plan

In connection with the closing of the Company’s initial public offering, the board of directors and stockholders approved the 2018 Omnibus Incentive Plan, which provides for the reservation of 5,001,000 shares of common stock for equity awards. The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	—	$—
Granted	1,049,846	28.84
Forfeitures	(32,009)	20.80
Outstanding at September 30, 2018	1,017,837	$29.10
Exercisable at September 30, 2018	—	$—

At September 30, 2018, the Company had an aggregate of $18,530 of unrecognized equity-based compensation cost related to stock options, which is expected to be recognized over a weighted average period of 3.6 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

Nine Months Ended September 30, 2018
Expected volatility	73.8% - 83.5%
Expected dividends	0.00%
Expected term (in years)	5.5 - 6.25
Risk-free rate	2.77% - 3.01%

The weighted average fair value of options to purchase shares of common stock granted during the nine months ended September 30, 2018 was $20.13.

Restricted Common Stock

In connection with the Company’s Corporate Conversion on January 25, 2018, all restricted Series B and D common units were converted to restricted shares of common stock. The following table summarizes the Company’s unvested restricted shares of common stock activity from December 31, 2017 through September 30, 2018:

	Units / Shares	Weighted- Average Grant Date Fair Value
Unvested restricted Series D Common Units at December 31, 2017	1,404,265	$4.83
Vested units prior to Corporate Conversion	(66,019)	3.46
Forfeited units prior to Corporate Conversion	(8,932)	2.99
Unvested Series D Common Units at January 25, 2018 prior to Corporate Conversion	1,329,314	4.91
Conversion to restricted shares of common stock upon Corporate Conversion	1,128,182	5.79
Vested shares of common stock	(243,881)	4.45
Forfeited	(50,474)	4.99
Unvested restricted shares of common stock at September, 2018	833,827	$6.31

At September 30, 2018, the Company had an aggregate of $5,655 of unrecognized equity-based compensation cost related to restricted shares of common stock, which is expected to be recognized over a weighted average period of 1.4 years.

The Company recorded equity-based compensation expense related to all of its share and unit-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$1,254	$280	$2,970	$784
General and administrative	543	510	955	3,723
Total	$1,797	$790	$3,925	$4,507

9. Income Taxes

The Company recorded no tax benefit for the three or nine months ended September 30, 2018 for the net operating losses incurred due to its uncertainty of realizing a benefit from those items. The Company was not subject to federal and state income taxes for the three or nine months ended September 30, 2017 as it was organized as a limited liability company which was taxed as a partnership for U.S. tax purposes.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of September 30, 2018 is as follows:

September 30, 2018
Income tax computed at federal statutory tax rate	21.0%
State taxes, net of federal benefit	4.7%
Permanent differences	(2.8)%
Tax credits	10.3%
Loss taxed as a partnership	(2.5)%
Conversion to a C-Corporation	0.7%
Other	(0.1)%
Valuation allowance	(31.3)%
0.0%

The Company established deferred tax assets and liabilities on identified book to tax temporary differences as of the date of conversion to a C-corporation. Deferred income taxes reflect the net tax effects of these temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of September 30, 2018 are as follows:

September 30, 2018
Deferred tax assets:
Tax loss carryforwards	$9,900
Tax credit carryforwards	5,432
Intangible assets	105
Deferred revenues	45
Deferred expenses	370
Accrued expenses	713
Stock Compensation	445
Other	21
Total deferred tax assets	17,031
Depreciation	(374)
Valuation allowance	(16,657)
Net deferred taxes	$—

As of September 30, 2018, the Company has federal net operating loss carryforwards of $35,589 and tax credits of $5,031 which may be used to offset future federal income and tax liability, respectively. In addition, the Company has state net operating loss carryforwards of approximately $35,606 and tax credits of $508 which may be used to offset future state income and tax liability, respectively. The Company’s ability to utilize these federal and state carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of the deferred tax assets. The Company concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets. The Company had approximately $16,657 in valuation allowances recorded against its deferred tax assets as of September 30, 2018.

As of September 30, 2018, the Company did not have unrecognized tax benefits. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2018, no interest and penalties have been recorded.

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

Legal Proceedings

On March 27, 2018, a purported stockholder of the Company, filed a putative class action complaint alleging violations of the federal securities laws, in the United States District Court for the District of Massachusetts (Case No. 18-10587), against the Company and certain of the Company’s current executive officers and underwriters in the Company’s initial public offering. The plaintiff claims to represent purchasers of the Company’s common stock during the period from January 25, 2018 to March 14, 2018 and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to the Company’s lead product candidate.  On May 29, 2018, the plaintiff and another purported stockholder filed separate motions each seeking his appointment as lead plaintiff and approval of his selected lead counsel.  On June 5, 2018, the plaintiff withdrew his motion. On August 14, 2018, the other purported stockholder withdrew his motion.  On October 16, 2018, the plaintiff voluntarily dismissed his claims without prejudice to his ability to participate in any putative class actions as an absent class member.

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

Leases

In January 2018, the Company executed a lease agreement for lab space in Cambridge, Massachusetts. The lease consists of approximately 9,500 square feet with an initial term of five years with the option to extend the term for one additional two year term. The future minimum rent commitment for the initial five-year term is approximately $3,500. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In January 2018, the Company executed a lease agreement for office space in Cambridge, Massachusetts. The space serves as the Company’s corporate headquarters and consists of approximately 16,000 square feet. The term of the lease runs through February 2022. The future minimum rent commitment for the lease term is approximately $4,200. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

Future minimum lease payments for these operating leases as of September 30, 2018 were as follows:

Year Ending December 31,
2018	$419
2019	1,929
2020	2,012
2021	2,050
2022	1,018
Thereafter	271
Total	$7,699

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(19,020)	$(13,505)	$(52,877)	$(38,691)
Net loss attributable to non-controlling interest	—	—	—	(1,060)
Net loss attributable to Solid Biosciences Inc.	$(19,020)	$(13,505)	$(52,877)	$(37,631)
Accretion of preferred units to redemption value	—	—	—	(959)
Redemption of preferred units	—	—	—	15,685
Redemption of redeemable interest from non-controlling interest in Solid GT	—	—	—	(1,925)
Net loss attributable to common stockholders	$(19,020)	$(13,505)	$(52,877)	$(24,830)

The denominator is as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares of common stock outstanding, basic and diluted	34,539,001	17,096,280	32,800,126	12,446,769

Net loss per share attributable to common stockholders, basic and diluted is as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss per share attributable to common stockholders	$(0.55)	$(0.79)	$(1.61)	$(1.99)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect for the three and nine months ended September 30:

	2018	2017
Options to purchase shares of common stock	1,017,837	—
Unvested shares of common stock	833,827	—
Series B common units	—	814,620
Series D common units	—	1,278,726
	1,851,664	2,093,346

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

Overview

Our mission is to cure Duchenne muscular dystrophy, or DMD, a genetic muscle-wasting disease predominantly affecting boys, with symptoms that usually manifest between three and five years of age. DMD is a progressive, irreversible and ultimately fatal disease that affects approximately one in every 3,500 to 5,000 live male births and has an estimated prevalence of 10,000 to 15,000 cases in the United States alone. DMD is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. There is no cure for DMD and, for the vast majority of patients, there are no satisfactory symptomatic or disease-modifying treatments. Our lead product candidate, SGT-001, is a gene transfer under development to restore functional dystrophin protein expression in patients’ muscles. Based on our preclinical program that included multiple animal species of different phenotypes and genetic variations, we believe the mechanism of action of SGT-001, if our clinical trials prove to be successful, has the potential to slow or even halt the progression of DMD, regardless of the type of genetic mutation or stage of the disease. We filed an IND in September 2017 and initiated a Phase I/II clinical trial for SGT-001 in the United States during the fourth quarter of 2017, which we refer to as IGNITE DMD. In November 2017, the FDA notified us that we were not permitted to dose patients in the higher-dose group of IGNITE DMD due to a partial clinical hold. The partial clinical hold related to the number of vials and manufacturing lots utilized per patient, as well as manufacturing processes to support the higher-dose group. The partial clinical hold has since been resolved.

In March 2018, we announced that IGNITE DMD was placed on full clinical hold following an unexpected serious adverse event reported in the first patient, a non-ambulatory adolescent, dosed in the clinical trial. The event was characterized by a decrease in platelet count followed by a reduction in red blood cell count, transient renal impairment and evidence of complement activation. The patient received standard medical care, a modified steroid regimen and a limited course of eculizumab for the observed complement activation. He remained clinically stable and generally asymptomatic throughout the event, which fully resolved.

We submitted a comprehensive response to the FDA, which outlined several proposed changes to the IGNITE DMD protocol, including the addition of IV glucocorticoids in the initial weeks post administration of SGT-001, enhanced monitoring measures that include a panel for complement activation and the availability of. eculizumab as a treatment option if complement activation is observed. In addition, we intend to enroll and dose several children prior to dosing additional adolescents.  Finally, we now have the option to obtain the intermediate muscle biopsy at 45 days post administration of SGT-001 to collect additional information about the time course of microdystrophin expression.  In June, we announced that the FDA lifted the clinical hold and, in August, we reinitiated patient screening at the University of Florida.

Since the study resumed, two additional patients, both ambulatory children, were dosed with SGT-001 in IGNITE DMD. There were no serious adverse events observed with administration.  Laboratory findings, including a transient decline in platelet count that fully resolved, were quickly identified and managed per the study protocol.  In total, six patients have been randomized in IGNITE DMD, three into the active treatment group and three to the study’s delayed treatment control group. All three patients who have received SGT-001 are currently doing well. We continue to enroll patients in IGNITE DMD and plan to communicate preliminary biopsy data from the first several patients in the first quarter of 2019.

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

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net losses were $52.9 million and $38.7 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $177.1 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

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

As of September 30, 2018, we had cash, cash equivalents and available-for-sale securities of $145.4 million. We believe that our existing cash, cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
SGT-001	6,513	$5,684	19,691	$17,508
Other product candidates	937	213	2,415	1,167
Unallocated research and development expenses	7,230	4,722	18,097	9,284
Total research and development expenses	$14,680	$10,619	$40,203	$27,959

We cannot determine with certainty the duration, costs and timing of clinical trials of SGT-001 and our other product candidates or if, when or to what extent we will generate revenue from the commercialization and sale of any our product candidates for which we obtain marketing approval or our other research and development expenses. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, expense and results of any clinical trials of SGT-001 or other product candidates and other research and development activities that we may conduct;
•	the imposition of regulatory restrictions on clinical trials, including full and partial clinical holds and the time and activities required to lift any such holds;
•	uncertainties in clinical trial design and patient enrollment or drop out or discontinuation rates;
•	significant and changing government regulation and regulatory guidance;
•	potential additional studies requested by regulatory agencies; and
•	the timing and receipt of any marketing approvals.

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

Income taxes

From our inception in 2013 until January 25, 2018, we had been organized as a Delaware limited liability company for federal and state income tax purposes and treated as a partnership for U.S. income tax purposes. As such, we were not viewed as a taxpaying entity in any jurisdiction and did not require a provision for income taxes. Each member of our company was responsible for the tax liability, if any, related to its proportionate share of our taxable income.

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

During the three and nine months ended September 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of operations

Comparison of the three months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase
(in thousands)	2018	2017	(decrease)
Revenue	$—	$—	$—
Operating expenses:
Research and development	14,680	10,619	4,061
General and administrative	4,470	3,077	1,393
Total operating expenses	19,150	13,696	5,454
Loss from operations	(19,150)	(13,696)	(5,454)
Other income (expense):
Revaluation of preferred unit tranche rights	—	(88)	88
Interest income	92	51	41
Other income	38	228	(190)
Total other income (expense)	130	191	(61)
Net loss	$(19,020)	$(13,505)	$(5,515)

Research and development expenses

	Three Months Ended September 30,		Increase
(in thousands)	2018	2017	(decrease)
SGT-001	6,513	$5,684	$829
Other product candidates	937	213	724
Unallocated research and development expenses	7,230	4,722	2,508
Total research and development expenses	$14,680	$10,619	$4,061

Research and development expenses for the three months ended September 30, 2018 were $14.7 million, compared to $10.6 million for the three months ended September 30, 2017. The increase of $4.1 million in research and development costs was due to unallocated research and development costs of $2.5 million primarily due to personnel and facility related expenses, including costs incurred to operate the new lab facility, a net $0.8 million increase in costs related to our lead product candidate SGT-001 driven by higher manufacturing and clinical trial activity costs of $1.2 million offset by a $0.4 million reduction in preclinical costs, and a $0.7 million increase in costs related to our other product candidates.

General and administrative expenses

General and administrative expenses were $4.5 million for the three months ended September 30, 2018, compared to $3.1 million for the three months ended September 30, 2017. The increase of $1.4 million was due to personnel related expenses of $0.8 million and a net increase of $0.6 million of other corporate expenses.

Interest income

Interest income remained consistent at $0.1 million for the three months ended September 30, 2018 and 2017.

Other income

Other income for the three months ended September 30, 2018 was $0.1 million compared to $0.2 million for the three months ended September 30, 2017. The decrease of $0.1 million related to a decrease in income from charitable organizations. We do not expect these contributions to significantly increase in future periods.

Comparison of the nine months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Increase
(in thousands)	2018	2017	(decrease)
Revenue	$—	$—	$—
Operating expenses:
Research and development	40,203	27,959	12,244
General and administrative	13,098	11,737	1,361
Total operating expenses	53,301	39,696	13,605
Loss from operations	(53,301)	(39,696)	(13,605)
Other income (expense):
Revaluation of preferred unit tranche rights	—	(68)	68
Interest income	237	165	72
Other income	187	908	(721)
Total other income (expense)	424	1,005	(581)
Net loss	$(52,877)	$(38,691)	$(14,186)

Research and development expenses

	Nine Months Ended September 30,		Increase
(in thousands)	2018	2017	(decrease)
SGT-001	19,691	$17,508	$2,183
Other product candidates	2,415	1,167	1,248
Unallocated research and development expenses	18,097	9,284	8,813
Total research and development expenses	$40,203	$27,959	$12,244

Research and development expenses for the nine months ended September 30, 2018 were $40.2 million, compared to $28.0 million for the nine months ended September 30, 2017. The increase of $12.2 million in research and development costs was due to unallocated research and development costs of  $8.8 primarily due to personnel and facility related expenses, including costs incurred to operate the new lab facility, a net $2.2 million increase in costs related to our lead product candidate SGT-001 driven by higher clinical development and manufacturing activities of $4.0 million offset by a $1.8 million reduction in preclinical costs, and a $1.2 million increase in costs related to our other product candidates.

General and administrative expenses

General and administrative expenses were $13.1 million for the nine months ended September 30, 2018, compared to $11.7 million for the nine months ended September 30, 2017. The increase of $1.4 million was driven by personnel and facility related expenses of $2.8 million as well as higher professional services and other corporate expenses of $1.4 million, offset by a decrease in equity-based compensation of $2.8 million. The reduction in equity-based compensation of $2.8 million was primarily due to a charge associated with the exchange of certain of our vested common units in connection with the recapitalization of Solid Biosciences, LLC and our merger with Solid GT on March 29, 2017.

Interest income

Interest income remained consistent at $0.2 million for the nine months ended September 30, 2018 and 2017.

Other income

Other income for the nine months ended September 30, 2018 was $0.2 million compared to $0.9 million for the nine months ended September 30, 2017. The decrease of $0.7 million related to a decrease in income from charitable organizations. We do not expect these contributions to significantly increase in future periods.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred units and our initial public offering. Through September 30, 2018, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering and an aggregate of $129.1 million of net proceeds from the sale of our common stock after deducting underwriting discounts and commission and offering expenses in our initial public offering.

We completed our initial public offering on January 30, 2018, in which we sold 8,984,375 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $129.1 million.

As of September 30, 2018, we had cash, cash equivalents and available-for-sale securities of $145.4 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,		Increase
(in thousands)	2018	2017	(decrease)
Cash used in operating activities	$(48,793)	$(29,242)	$(19,551)
Cash (used in) provided by investing activities	(5,498)	13,257	(18,755)
Cash provided by financing activities	131,520	23,321	108,199
Net increase in cash, cash equivalents and restricted cash	$77,229	$7,336	$69,893

Operating activities

During the nine months ended September 30, 2018, operating activities used $48.8 million of cash, primarily resulting from our net loss of $52.9 million and cash used in changes in our operating assets and liabilities of $0.9 million offset by non-cash charges of $5.0 million due primarily to equity-based compensation of $3.9 million and depreciation expense of $1.1 million. Net cash used in changes in our operating assets and liabilities during the nine months ended September 30, 2018 consisted primarily of an increase in prepaid expenses and other assets of $1.8 million which was primarily due to an increase in director and officers’ insurance as we entered the public company market and deposits made for our new facilities, offset by proceeds received from our landlord for tenant improvements related to the buildout of our lab space of $0.8 million.

During the nine months ended September 30, 2017, operating activities used $29.2 million of cash, primarily resulting from our net loss of $38.7 million offset by non-cash charges of $5.0 million due primarily to equity-based compensation of $4.5 million, which included $3.4 million associated with the exchange of Series A common units into Series B and D common units, and cash provided by changes in our operating assets and liabilities of $4.5 million. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2017 consisted primarily of a decrease in prepaid expenses and other currents assets of $1.1 million due to the timing of prepaid research and development expense payments and a net increase in accounts payable and accrued expenses of $3.3 million due to the timing of payments.

Investing activities

During the nine months ended September 30, 2018, investing activities used $5.5 million of cash, consisting primarily of purchases of available-for-sale securities and property and equipment, partially offset by proceeds on the sale and maturity of available-for-sale securities.

During the nine months ended September 30, 2017, investing activities provided $13.3 million of cash, consisting primarily from proceeds on the sale and maturity of available-for-sale securities, partially offset by purchases of available-for-sale securities and property and equipment.

We expect that purchases of property and equipment will increase over the next several years resulting from our move into a new office and laboratory facility in 2018.

Financing activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $131.5 million, primarily due to the proceeds from our initial public offering of $133.7 million, partially offset by $2.2 million of payments made in connection with costs incurred for our initial public offering.

During the nine months ended September 30, 2017, net cash provided by financing activities was $23.3 million, primarily due to the net proceeds from our sale of Series 1 Senior Preferred Units of $24.5 million, offset in part by payments made in connection with our then-proposed initial public offering.

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

As of September 30, 2018, we had cash, cash equivalents and available-for-sale securities of $145.4 million. We believe that our existing cash, cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

We intend to supply our clinical development program for SGT-001 with drug product produced at a current good manufacturing practices, or cGMP, compliant facility located at one of our Contract Development Manufacturing Organizations, or CDMO, partners. We intend to establish the capability and capacity to supply SGT-001 at commercial scale from multiple sources, including potentially building our own GMP facility to ensure redundancy and reliability. We expect that such a facility would require capital expenditures of between $60.0 million to $75.0 million to commence operations. We expect to finalize plans to potentially build our own GMP facility after we have initial data from IGNITE DMD.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease commitments (1)	$7,699	$1,852	$4,043	$1,804	$—

(1)	Represents minimum payments due for our leases of office and laboratory space in Cambridge, Massachusetts.

In January 2018, we executed a lease agreement for lab space in Cambridge, Massachusetts. The lease consists of approximately 9,500 square feet with an initial term of five years with the option to extend the term for one additional two-year term. The future minimum rent commitment for the initial five-year term is approximately $3.5 million. In addition to rent, the lease requires us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In January 2018, we executed a lease agreement for office space in Cambridge, Massachusetts. The lease will serve as our corporate headquarters and consists of approximately 16,000 square feet. The term of the lease runs through February 2022. The future minimum rent commitment for the lease term is approximately $4.2 million. In addition to rent, the lease requires us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related changes in interest rates. As of September 30, 2018, our cash equivalents consisted of money market accounts and U.S. government agency securities that have contractual maturities of less than 90 days from the date of acquisition. As of September 30, 2018, our investments consisted of corporate bond securities and U.S. government agency securities that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness described below.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2018that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On March 27, 2018, James Watkins, a purported stockholder of ours, filed a putative class action complaint alleging violations of the federal securities laws, in the United States District Court for the District of Massachusetts (Case No. 18-10587), against us, Ilan Ganot, our Chief Executive Officer, Jennifer Ziolkowski, our Chief Financial Officer, and the underwriters in our initial public offering, J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, Leerink Partners, LLC, Nomura Securities Co., LLC and Chardan Capital Markets LLC. The plaintiff in this suit claims to represent purchasers of our common stock during the period from January 25, 2018 to March 14, 2018 and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to our lead product candidate.  On May 29, 2018, the plaintiff, Mr. Watkins, and Ashish Bhandari, another purported stockholder, filed separate motions each seeking his appointment as lead plaintiff and approval of his selected lead counsel.  On June 5, 2018, Mr. Watkins withdrew his motion. On August 14, 2018, Mr. Bhandari withdrew his motion.  On October 16, 2018, Mr. Watkins voluntarily dismissed his claims without prejudice to his ability to participate in any putative class action as an absent class member.

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

Since inception, we have incurred significant net losses. Our net loss was $52.9 million for the nine months ended September 30, 2018. In addition, our net losses were $53.2 million, $23.8 million and $6.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of September 30, 2018, we had an accumulated deficit of $177.1 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001 and our other product candidates. In addition, if we obtain marketing approval for SGT-001 and our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2020, we anticipate that we will need additional funding to complete the development of SGT-001 and our other product candidates.

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

Risks related to the development of our product candidates

SGT-001 is a gene transfer candidate based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. To our knowledge, only one gene transfer product has been approved in the United States for commercialization and only one such product has been approved in the European Union.

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

On February 14, 2018, the first patient in the IGNITE DMD clinical trial, a non-ambulatory adolescent, was dosed with 5E13 vg/kg of SGT-001. Several days after administration the patient was hospitalized due to laboratory findings that included a decrease in platelet count followed by a reduction in red blood cell count and evidence of complement activation. We reported the unexpected serious adverse event to the FDA and, because it was unexpected, classified it as Suspected Unexpected Serious Adverse Reaction, or SUSAR. In March 2018, the FDA placed a full clinical hold on SGT-001 following an unexpected serious adverse event in IGNITE DMD, which is designed to evaluate SGT-001 in ambulatory and non-ambulatory males with DMD aged four to 17 years, and we halted enrollment and dosing in IGNITE DMD. In June 2018, the FDA lifted the full clinical hold and we have since resumed dosing patients for IGNITE DMD. In connection with the lifting of the clinical hold, we made changes to the IGNITE DMD protocol, including the addition of IV glucocorticoids in the initial weeks post administration of SGT-001 and enhanced monitoring measures that include a panel for complement activation. The amended protocol also specifies that eculizumab will be available as a treatment option if complement activation is observed.  We also plan to enroll and dose several children in IGNITE DMD prior to dosing additional adolescents, and now have the choice to obtain the intermediate muscle biopsy at 45 days post administration of SGT-001 to collect additional information about the time course of microdystrophin expression.  These changes to the IGNITE DMD protocol, and any other such changes that may be made in the future, may impact our development timeline and result in increased costs and expenses.

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

Success in preclinical studies or early clinical trials, including our IGNITE DMD clinical trial, may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials, including our IGNITE DMD clinical trial, are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. There is a high failure rate for gene therapy and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Our preclinical studies for SGT-001 in animals have been limited and we have only recently dosed a human patient with SGT-001. SGT-001 or our other product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. This failure would cause us to abandon SGT-001 or our other product candidates.

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

In March 2018, the FDA placed IGNITE DMD on full clinical hold following our report of an unexpected serious adverse event in the clinical trial. In June 2018, the FDA lifted the full clinical hold. We only recently reinitiated screening and dosing of patients for the clinical trial and may not be able to enroll patients on the timeline expected.

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

The FDA has granted fast track designation for SGT-001.  However, such designation may not actually lead to a faster development or regulatory review or approval process.   We might not receive such designation for our other product candidates.

If a therapy is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA fast track designation. The FDA has granted fast track designation to SGT-001; however fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Until such time, if ever, as we establish a manufacturing facility that has been properly validated to comply with FDA cGMP requirements, we will not be able to independently manufacture material for our current and future clinical programs. For clinical trials of SGT-001, we intend to utilize materials manufactured by cGMP-compliant third-party suppliers. Even following our potential establishment of a validated cGMP manufacturing facility, we intend to utilize third-party manufacturing capabilities in order to provide multiple sources of supply. In the event that the establishment of our own manufacturing facility is delayed or not otherwise pursued and if these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture SGT-001 in accordance with regulatory requirements or if there are disagreements between us and these third-party manufacturers, we may not be able to complete, or may be delayed in completing, the clinical trials required for approval of SGT-001. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates.

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

Moreover, we currently do not own any issued patents or pending non-provisional patent applications and we only own four provisional patent applications in the United States. Each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of each provisional patent application. If we do not timely file a non-provisional patent application in respect of a provisional patent application, we may lose our priority date with respect to such provisional patent application and any patent protection on the inventions disclosed in such provisional patent application. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether such future patent applications will result in the issuance of patents that effectively protect any of our product candidates or will effectively prevent others from commercializing competitive products.

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

Our executive officers, directors and stockholders who held more than 5% of our outstanding common stock prior to our initial public offering, in the aggregate, beneficially own shares representing approximately 57.5% of our common stock outstanding as of November 1, 2018. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company with which our public stockholders disagree.

The sale of a significant number of our total outstanding shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.  Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of November 1, 2018, holders of an aggregate of approximately 21.3 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, on January 29, 2018, we filed a Registration Statement on Form S-8 to register approximately 5.0 million shares reserved for future issuance under our 2018 Omnibus Incentive Plan will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. These shares can be freely sold in the public market upon issuance, subject to black-out periods and volume limitations applicable to affiliates.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. As described in receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to drugs considered, Item 1, “Legal Proceedings,” we and certain of our executive officers and board members have been named as defendants in purported class action lawsuits. This litigation, and any additional litigation instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

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

Solid Biosciences Inc.

Date: November 13, 2018	By:	/s/ Ilan Ganot
Ilan Ganot
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)