Form 10-K
period 2018-12-31
Solid Biosciences Inc.
filed 2019-03-13
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-38360

Solid Biosciences Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	90-0943402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
141 Portland Street, Fifth Floor Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 337-4680

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	The Nasdaq Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO   ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES   ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock  held by non-affiliates was $598.7 million, based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

The number of shares of Registrant’s common stock outstanding as of February 15, 2019 was 35,422,915.

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

ii

PART I

Item 1.	Business.

Overview

Our mission is to cure Duchenne muscular dystrophy, or DMD, a genetic muscle-wasting disease predominantly affecting boys, with symptoms that usually manifest between three and five years of age. DMD is a progressive, irreversible and ultimately fatal disease that affects approximately one in every 3,500 to 5,000 live male births and has an estimated prevalence of 10,000 to 15,000 cases in the United States alone. DMD is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. There is no cure for DMD and, for the vast majority of patients, there are no satisfactory symptomatic or disease-modifying treatments. Our lead product candidate, SGT-001, is a gene transfer under investigation for its ability to drive functional dystrophin protein expression in patients’ muscles. Based on our preclinical program that included multiple animal species of different phenotypes and genetic variations, we believe the mechanism of action of SGT-001, if our clinical trials prove to be successful, has the potential to slow or even halt the progression of DMD, regardless of the type of genetic mutation or stage of the disease.

SGT-001 has been granted Rare Pediatric Disease Designation, or RPDD, and Fast Track Designation, in the United States and Orphan Drug Designations in both the United States and European Union. The safety and efficacy of SGT-001 are currently being evaluated in a Phase I/II clinical trial called IGNITE DMD.

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

Our product candidates

SGT-001 is our lead gene transfer candidate. Gene transfer, a type of gene therapy, is designed to address diseases caused by mutated genes through the delivery of functional versions of those genes, called transgenes. The transgenes are then utilized by the body to produce proteins that are absent or not functional prior to treatment, potentially offering long-lasting beneficial clinical effects. SGT-001 is designed to address the underlying genetic cause of DMD by delivering a synthetic transgene that produces dystrophin-like protein that is only expressed in muscles of the body, including cardiac and respiratory muscles. Our SGT-001 vector is derived from a naturally occurring, non-pathogenic virus called adeno-associated virus, or AAV, which was selected for its ability to efficiently enter skeletal, diaphragm and cardiac muscle tissues. The vector is designed to carry a synthetic dystrophin transgene construct, called microdystrophin, that retains the most critical components of the full-size dystrophin gene yet is small enough to fit within AAV packaging constraints. SGT-001 is designed to drive microdystrophin protein expression in affected muscles throughout the body. In our Investigational New Drug Application-, or IND, enabling preclinical program, we have studied the efficacy, safety and durability of SGT-001 in multiple preclinical models and its functional benefits in DMD animal studies. In contrast to other therapeutic approaches that are designed to target specific mutations in the dystrophin gene, we believe SGT-001 is a mutation agnostic approach.

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

In February 2019, we announced preliminary findings based on three-month biopsy data from the first three patients dosed with 5E13 vg/kg of SGT-001, the lowest dose outlined in the study protocol. In one patient, microdystrophin was detected via western blot below the five percent level of quantification of the assay and in approximately 10 percent of fibers via immunofluorescence. There were also signs of co-localization of neuronal nitric oxide synthase (nNOS) and beta-sarcoglycan associated with microdystrophin expression. In the second and third patients, microdystrophin was detected via immunofluorescence at very low levels, but it was undetectable via western blot. Based on our preclinical data, we believe that a higher dose of SGT-001 may result in meaningfully higher levels of microdystrophin protein. Therefore, we have amended the protocol to dose escalate after three patients have been dosed instead of after four patients as originally planned.  In addition, we received approval from the IGNITE DMD clinical study Data Safety Monitoring Board, or DSMB, and University of Florida Investigational Review Board, or IRB, to begin dosing the next cohort of patients at 2E14 vg/kg. We plan to continue enrolling children in this cohort as soon as possible and intend to resume dosing adolescents in the future.

Based on additional data from the clinical trial we will determine next steps for SGT-001 clinical development, including additional clinical trials that may include other patient populations, as well as the need for larger confirmatory clinical trials.

If successfully developed and approved, we intend to commercialize SGT-001, and we may enter into licensing agreements or strategic collaborations to do so in select markets.

Taking into account the prevalence and incidence of DMD and the anticipated dosing requirements for gene transfer, we anticipate that there will be a need for a substantial supply of SGT-001 for clinical trials and, if approved, for commercial markets. Through significant targeted investments to address this challenge, we have developed a manufacturing process that we believe can scale to adequately meet our needs for clinical trials, commercial launch and beyond.

While we believe gene transfer may be able to slow or halt DMD disease progression, many patients would still suffer from the manifestations of the disease, such as tissue damage to their muscles, inflammation, cardiac dysfunction and fibrosis. As part of our disease-focused business model, we are also building a portfolio of complementary disease modifying therapies to address these manifestations. Our portfolio currently includes an initial disease modifying candidate, Anti-LTBP4, a monoclonal antibody designed to reduce fibrosis and inflammation, as well as a number of emerging and complementary programs. Preclinical activities for the Anti-LTBP4 program are on-going.

In addition to developing our pipeline of product candidates, we believe it is critical to invest time and resources in tools and technologies designed to help us more effectively understand DMD, accurately monitor disease progression and assist patients in daily life. As part of this goal, we are developing biomarkers and sensors that may allow us to identify treatment targets faster, measure the therapeutic impact of potential product candidates better and reach decision points earlier. In addition, through our Solid Suit program, we are developing wearable assistive devices with the goal of providing functional and therapeutic benefits to DMD patients.

Our pipeline

We seek to protect our proprietary and intellectual property position through a combination of patents, trade secret laws, proprietary know-how, continuing technological innovation, and entering into non-disclosure, confidentiality and invention assignment agreements. For our gene transfer programs, we have exclusively licensed three issued U.S. patents, one pending U.S. non-provisional patent application, and seven issued patents and eleven pending patent applications in foreign jurisdictions. We have filed four pending U.S. provisional patent applications, two pending PCT international patent applications, and two pending patent applications in Taiwan. We intend to continue building out our intellectual property protection to further strengthen our position in the DMD field.

Who we are

Solid Biosciences was founded in 2013 by our Chief Executive Officer, Ilan Ganot, our Chairman of the Board, Andrey Zarur, our former President, Gilad Hayeem, our board member Matthew Arnold and our Head of Patient Advocacy Annie Ganot, with the goal of developing meaningful therapies for patients with DMD. Solid is the English translation of Eytani, the Hebrew name of Ilan and Annie Ganot’s son, who was diagnosed with the disease in 2012. Our founders, unsatisfied with the existing therapeutic landscape, proceeded to raise funds to execute on our disease-focused business model. We assembled a passionate management team and scientific advisory board composed of individuals with extensive experience in DMD, gene therapy, product discovery, research and development, manufacturing, business strategy and finance.

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

Since our inception, we have raised private capital from a group of top-tier corporate and private investors. In addition, three leading U.K.-based DMD charities provided initial seed funding for our gene transfer program in return for equity in our company, and we have accepted additional contributions from several DMD charities to fund our early-stage research programs. In January 2018, we completed our initial public offering resulting in net proceeds of $129.1 million, after deducting underwriting discounts and commissions and offering expenses.

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

Eteplirsen is an antisense oligonucleotide indicated for DMD patients who have a confirmed mutation of the dystrophin gene amenable to exon 51 skipping, which affects approximately 13% of DMD patients. Eteplirsen is administered as a weekly intravenous infusion. In 2016, eteplirsen was granted accelerated approval from the U.S. Food and Drug Administration, or FDA, based on an increase in dystrophin in skeletal muscle observed in some patients who received the therapy. However, the FDA concluded that a clinical benefit, including improved motor function, has not been established. As of September 21, 2018, the European Medicines Agency’s or the EMA’s Committee for Medicinal Products for Human Use, or CHMP, adopted a negative opinion for a Conditional Marketing Application for eteplirsen.

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

SGT-001

SGT-001, our lead gene transfer candidate, is designed to preserve muscle function in DMD patients after a single administration. The SGT-001vector is comprised of a functional transgene and a muscle-specific promoter, which are delivered via an AAV capsid.

The vector is modified to no longer self-replicate, yet retains its ability to effectively introduce new genetic material directly into patients’ cells. AAV vectors have been extensively studied in human clinical trials in multiple disease indications, including in clinical trials of high-dose, systemically delivered AAV gene therapies being conducted by third parties.

Capsid: The capsid of the SGT-001 vector is derived from a naturally occurring, non-pathogenic virus called AAV. There are several subtypes of AAV capsids that differ based on the proteins that make up their structure. These capsids have affinities for different sites in the body. We selected the AAV9 serotype capsid for clinical development based on our preclinical data, which demonstrated the capsid’s ability to enter skeletal, diaphragm and cardiac muscle tissues, as well as its favorable tolerability reported in other gene transfer clinical programs.

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

The SGT-001 microdystrophin construct, which is our lead clinical candidate for DMD, is based on three decades of development and optimization work at the University of Missouri and the University of Washington as well as other academic institutions. In preclinical studies, Jeffrey Chamberlain, Ph.D., from the University of Washington, and Dongsheng Duan, Ph.D., from the University of Missouri, identified a proprietary configuration of genetic components that, when administered systemically, produces functional microdystrophin protein expression that not only stabilizes muscle membranes and protects muscle against injury, but also simultaneously restores the localization of DGC to the muscle membrane, notably increasing neuronal nitric oxide synthase, or nNOS, concentration. In subsequent published studies, Drs. Duan and Chamberlain demonstrated in animal models that, in comparison to earlier configurations, nNOS-restoring microdystrophins were more effective in improving muscle function and resistance to fatigue.

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

SGT-001 preclinical program

Our comprehensive preclinical program for SGT-001 was comprised of studies that inform efficacy, durability and safety, as well as dose response and the kinetics of transgene expression. Our program includes three different animal species: mice, dogs and non-human primates, or NHPs. Our preclinical studies were performed by third-party collaborators.

Well-established mouse and dog disease models for DMD offered us the opportunity to better evaluate the potential translatability of SGT-001 to humans. While studies in dystrophic mice, such as the mdx mouse, provide important efficacy rationale, we chose to perform additional functional studies in dystrophic dogs because they exhibit a more severe dystrophic phenotype and progress similarly to human patients at earlier stages of the disease. Dog models enabled us to assess various endpoints, including biodistribution, expression, durability and function in a large animal species.

Because DMD is a disease defined by a lack of dystrophin protein, it is important to reliably detect microdystrophin expression in muscle after SGT-001 treatment. As part of our core preclinical program, we developed well-characterized and well-recognized analytic approaches to confirm transgene expression and localization, using the following assays:

•	Immunofluorescence: A qualitative method to determine if a transgene is expressed and localized to muscle membrane.

•	Western blot: A recognized method to quantify dystrophin expression.
•	Mass spectrometry: A highly sensitive analytical method to quantify transgene expression.

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

In an mdx dose-response study, a clear dose-dependent pattern of transgene expression was observed at day 28 by all three assays. As an example, at a dose of 1E14 vg/kg, transgene expression as quantified by positive immunofluorescence staining in the quadriceps and heart muscle tissues was 50% and 80%, respectively, of the full-length dystrophin levels quantified in healthy wild-type control muscles. Similar levels of microdystrophin expression were found in all mdx studies completed to date. Efficacy studies performed in dystrophic mice treated with SGT-001 demonstrated significant, dose-responsive improvements in both muscle morphology and multiple physiological parameters. In a blinded efficacy study performed in mdx mice dosed at approximately six weeks of age, SGT-001 treatment showed a statistically significant improvement in grip strength, which assesses arm and leg strength, at multiple doses.

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

IGNITE DMD participants will be randomly assigned to either an active treatment group or a delayed treatment control group. The selection of our starting dose, 5E13 vg/kg, was based on safety and efficacy data observed in our preclinical studies. Dose escalation between cohorts and decisions regarding clinical trial progression will occur after review by the Data Safety Monitoring Board, or DSMB. Efficacy will be assessed by comparing microdystrophin protein expression in muscle biopsy before and 12 months after treatment for each patient. An intermediate biopsy at either 45 days, three months, six months or nine months will inform the time course of microdystrophin expression. Other endpoints will be compared against the control group. We anticipate that the delayed treatment control group will be rolled into an active treatment phase after 12 months, as long as participants continue to meet clinical trial criteria. Long-term follow up will continue per regulatory guidelines.

In February 2019, we announced preliminary findings based on three-month biopsy data from the first three patients dosed with 5E13 vg/kg of SGT-001, the lowest dose outlined in the study protocol. In one patient, microdystrophin was detected via western blot below the five percent level of quantification of the assay and in approximately 10 percent of fibers via immunofluorescence. There were also signs of co-localization of neuronal nitric oxide synthase (nNOS) and beta-sarcoglycan associated with microdystrophin expression. In the second and third patients, microdystrophin was detected via immunofluorescence at very low levels, but it was undetectable via western blot. Based on our preclinical data, we believe that a higher dose of SGT-001 may result in meaningfully higher levels of microdystrophin protein. Therefore, we have amended the protocol to dose escalate after three patients have been dosed instead of after four patients as originally planned. In addition, we received approval from the IGNITE DMD clinical study DSMB and University of Florida IRB to begin dosing the next cohort of patients at 2E14 vg/kg. We plan to continue enrolling children in this cohort as soon as possible and intend to resume dosing adolescents in the future.

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

Our suspension-based process is founded on seminal work by scientists at the University of Florida and has been optimized for manufacturability by our internal process development scientists with the support of our Contract Development Manufacturing Organizations, or CDMO, partners. The process consists of three steps. First, we produce two replication-incompetent Herpes Simplex Virus, or HSV, stocks, one containing our microdystrophin construct and the other containing the critical elements of the AAV9. Second, we then use these two HSV stocks to coinfect suspension-adapted human embryonic kidney cells (HEK-293). Third, these cells are then purified and concentrated in our downstream process to produce our gene transfer candidate. Our team has developed the analytical testing methods needed to support consistency and strict standards of quality and potency. We believe that this approach will increase our speed of development, ensure consistent quality and regulatory compliance, and reduce the risk of delay or unexpected production costs.

Current status and plans for clinical and commercial scale-up

We believe that our investment in our scalable manufacturing process over the last several years will allow us to minimize the need for changes throughout clinical development and upon potential commercialization, while ensuring supply at the high volume required. We are supplying our clinical development program for SGT-001 with drug product produced at current good manufacturing practices, or cGMP, - compliant facilities located at partner CDMOs. We are currently operating at 250-liter scale and have successfully produced multiple drug product batches at this scale. Our in-house scientists are continuing to work to increase the productivity and efficiency of our manufacturing process. In addition, we intend to establish the capability and capacity to supply SGT-001 at commercial scale from multiple sources, including potentially building our own GMP facility to ensure redundancy and reliability.

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

Our portfolio currently includes Anti-LTBP4, our initial disease modifying candidate that is aimed at addressing fibrosis, as well as several emerging and complementary programs. We have chosen to focus our efforts on these programs following rigorous preclinical testing and our assessment of clinical potential given natural human modifiers. If initial preclinical studies are successful, we envision initiating additional studies for our disease-modifying programs in combination with SGT-001. We continue to assess additional emerging therapeutic approaches from academia and industry through our highly focused product candidate selection process to further build our portfolio.

Anti-LTBP4

Anti-LTBP4 is a program with the goal of identifying and developing a monoclonal antibody intended to reduce fibrosis and inflammation by targeting and stabilizing the LTBP4 protein. LTBP4 is highly expressed in muscle and, when stable, prevents fibrosis and inflammation by inhibiting the activation of the TGF-beta pathway.

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

Assistive devices

Solid Suit

In partnership with Silicon Valley’s Seismic and Parent Project Muscular Dystrophy (PPMD), we are developing wearable assistive devices that may have both functional and therapeutic benefits, with the goal of helping patients perform day-to-day activities with greater ease and preserving their muscle function. We refer to these devices as the Solid Suit. This work is being done with the insight and oversight of technology innovators and engineering and disease experts, and each step is informed by input from the patient community. The Solid Suit utilizes cutting-edge technologies to power soft, light-weight comfortable exoskeletons with the potential to offset muscle fatigue and augment muscle strength. We are developing the Solid Suit in three separate components, two of which are currently in prototype development, and the third has initiated design development.

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

As of February 15, 2019, we have filed four pending U.S. provisional patent applications, two pending PCT international patent applications, and two pending patent applications in Taiwan. For our gene transfer programs, we have exclusively licensed three issued U.S. patents, one pending U.S. non-provisional patent application, and seven granted patents and eleven pending patent applications in foreign jurisdictions. The issued U.S. patents are projected to expire between 2021 and 2028, excluding any patent term adjustments and any patent term extensions, and any U.S. patents that may issue from the pending U.S. non-provisional patent application and U.S. provisional patent applications (assuming U.S. non-provisional patent applications are timely filed with respect to such provisional patent applications and all other applicable requirements are satisfied) would be projected to expire between 2036 and 2039, excluding any patent term adjustments and any patent term extensions.

With respect to our gene transfer programs, we exclusively licensed patent families that relate to microdystrophin genes. With respect to SGT-001, we exclusively licensed one issued U.S. patent and one pending U.S. non-provisional patent application, which generally claim the structural elements of SGT-001 and the promoter sequence used in SGT-001. This issued U.S. patent is projected to expire in 2028, excluding any patent term adjustments and any patent term extensions. Relating to SGT-001, we also own one pending U.S. provisional patent application, one pending PCT international patent application, and one pending patent application in Taiwan. Any patents that may be issued from the pending PCT and Taiwanese patent applications and our pending U.S. provisional patent application (assuming a U.S. non-provisional patent application is timely filed with respect to such provisional patent application and all other applicable requirements are satisfied) would be projected to expire between 2036 and 2039, excluding any patent term adjustments and any patent term extensions. Substantive prosecution of our patent applications has not yet commenced at the U.S. Patent and Trademark Office, or USPTO. We cannot predict whether such pending patent applications will result in the issuance of a patent that effectively protects SGT-001, or if such issued patent or any of our licensor’s issued patents will effectively prevent others from commercializing competitive products. In any event, patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the patent offices in various jurisdictions are often significantly narrowed by the time they issue, if they issue at all.

With respect to our Anti-LTBP4 program, we do not currently own or in-license any issued patents or patent applications relating to such product candidate. We have exercised an exclusive option to negotiate for licenses of certain patents and patent applications relating to Anti-LTBP4 from Ikaika Therapeutics, LLC. Ikaika Therapeutics, LLC is only required to negotiate the terms of a potential license agreement with us for certain specified periods of time and we may be unable to enter into such a definitive license agreement within the required timeframe or under terms that are acceptable to us. If we are unable to enter into such a definitive license agreement, we will not have any license to such patents and patent applications.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, subject to certain limitations and provided statutory and regulatory requirements are met (for more information, please see “Business— Government regulation and product approval —U.S. patent term restoration and marketing exclusivity”). In the future, if and when our product candidates receive approval from the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents we may obtain in the future covering those products, depending upon the length of the clinical trials for each product and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

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

In consideration for the rights granted by the agreement, we paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. We are required to reimburse the University of Washington for costs incurred in applying for, prosecuting and maintaining patents and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2018 and 2016. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. We must also pay royalties of a low single digit percentage of future sales by us and our sublicensees of products developed under the licensed patent rights. In addition, we must pay an annual maintenance fee until certain milestones are achieved, at which time a minimum annual royalty requirement will replace such maintenance fee and will apply to us and our sublicensees.

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

In consideration for the rights granted by the agreement, we paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. We are required to reimburse the University of Missouri for costs incurred in applying for, prosecuting and maintaining the licensed patents and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones for each product developed based on the licensed patents. There were no milestones achieved during the years ended December 31, 2018 and 2016. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. We must pay a royalty of a low single digit percentage of future sales by us or our sublicensees of products developed using the licensed patents. In addition, we must pay an annual maintenance fee until certain milestones are achieved, after which time a minimum annual royalty will replace such maintenance fee.

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

In consideration for the rights granted by the agreement, we paid a one-time license fee and a separate fee to cover past patent prosecution costs. We recorded the upfront license fee as a research and development expense in 2016. We are required to reimburse the University of Michigan for costs incurred in applying for, prosecuting and maintaining patents, and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2018, 2017 and 2016. We must also pay royalties of a low single-digit percentage of future sales by us or our sublicensees of products developed using the licensed rights, with a minimum annual royalty after certain milestones are achieved. In addition, we must pay an annual maintenance fee in any year in which the minimum annual royalty is not reached.

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

In consideration for the rights granted by each agreement, we paid one-time, non-refundable license fees, which were recorded as a research and development expense in 2016 and 2017. We are required to pay an annual license maintenance fee until certain milestones are achieved, after which time the annual maintenance fee will increase annually. Such annual maintenance fees will further increase if we grant certain rights to a sublicensee or strategic partner with whom we collaborate on the development and commercialization of licensed products. The annual maintenance fees are creditable against royalty payments. We also must pay milestone payments within thirty days after achieving certain milestones. There were no milestones achieved during the years ended December 31, 2018, 2017 and 2016 under either agreement. We must pay a royalty on future sales by us or our sublicensees of products developed using the licensed technology.

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

We are aware of several companies and research institutions focused on developing systemic gene transfers for DMD, including Pfizer Inc., with a product candidate currently in Phase 1 clinical development, and Sarepta Therapeutics, Inc., with a product candidate currently in Phase I/II clinical trial development. In addition, there are two therapies, which are intended to be disease modifying, that are currently approved for DMD by certain regulators. These products are eteplirsen (EXONDYS 51) and ataluren (Translarna), each of which is indicated for approximately 13% of DMD patients. Any advances in gene transfer technology made by a competitor may be used to develop therapies that could compete with our lead product candidate or other product candidates we may develop.

Government regulation and product approval

U.S. government regulation and product approval

In the United States, biologic products including gene therapy products, such as our lead product candidate, are licensed for marketing by the FDA under the Public Health Service Act, or PHS Act, and regulated by the FDA under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, as well as by other federal, state and local statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding rules and regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biologic products. FDA approval must be obtained before conducting human clinical testing of biologic products. Additionally, each clinical trial protocol for a gene therapy product candidate is reviewed by the FDA and, in limited instances, the U.S. National Institutes of Health, or the NIH, through its Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC. FDA must license a biologic product before it may be marketed within the United States.

Within the FDA, the Center for Biologics Evaluation and Research, or the CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Tissues and Advanced Therapies, or the OTAT, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. CBER, which works closely with the NIH and the RAC, makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. The FDA has licensed human gene therapies products for sale in the United States, and the agency has provided guidance for the development of other gene therapy products. This guidance includes a growing body of guidance documents on chemistry, manufacturing and control, or CMC, clinical investigations and other areas of gene therapy development, all of which are intended to facilitate the industry’s development of gene therapy products.

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

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect.  This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase II or Phase III study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program.

There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Additional regulation for gene therapy clinical trials

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development, which relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire. The FDA has issued various guidance documents regarding gene therapies, including draft guidance released in July 2018 relating to gene therapies for human retinal disorders and gene therapies for rare diseases, and on January 15, 2019, the FDA issued a statement that it would issue additional guidance to facilitate the development of gene therapy products.

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

Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biologic product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of biologic products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2019 is $309,915. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

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

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

Clinical trial approval in the European Union

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on Good Clinical Practice, an applicant must obtain approval from the competent national authority of the European Union Member State, or the EU Member State, in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will be directly applicable to and binding in all EU Member States without the need for any national implementing legislation. Clinical Trials Regulation (EU) No 536/2014 was published on June 16, 2014 but is not expected to apply until later in 2019.

PRIME designation

In March 2016, the EMA, launched the PRIority MEdicines, or PRIME, initiative to foster research and development of medicines that may offer a major therapeutic advantage over existing treatments, or benefit patients without treatment options. PRIME aims to strengthen clinical trial designs to facilitate the generation of high-quality data for the evaluation of an application for marketing authorization. To be accepted for PRIME, a medicine has to show its potential to benefit patients with unmet medical needs based on preclinical and/or early clinical data. These medicines are considered priority medicines within the European Union.

After an investigational candidate has been selected for PRIME, developers are assigned a rapporteur from the CHMP, to provide continuous support and help to build knowledge ahead of a marketing authorization application, or MAA. A multidisciplinary group of experts will provide broader guidance on the overall development plan and regulatory strategy of the product. Companies are also eligible for accelerated assessment at the time of their regulatory application.

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

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.  Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the Health Care Reform Law. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. One Executive Order directs federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the Health Care Reform Law. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Health Care Reform Law for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Health Care Reform Law risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the Health Care Reform Law marketplace, providers, and potentially our business, are not yet known.

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

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Employees

As of December 31, 2018, we employed 111 full-time employees, including 85 in research and development and 26 in general and administrative positions. 32 of our employees hold Ph.D. or M.D. degrees.

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

We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Since inception, we have incurred significant net losses. Our net losses were $74.8 million, $53.2 million and $23.8 million million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $199.1 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•	continue to enroll patients in IGNITE DMD and continue clinical development of SGT-001;
•	move other current or future product candidates into clinical trials;
•	continue research and preclinical development of our other product candidate, Anti-LTBP4;
•	seek to identify additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our activities;
•	acquire or in-license other drugs, technologies and intellectual property; and
•	add operational, financial and management information systems and personnel.

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we seek to complete clinical trials of SGT-001, obtain marketing approval for SGT-001, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future product candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001 and our other product candidates. In addition, if we obtain marketing approval for SGT-001 and our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2020, we anticipate that we will need additional funding to complete the development of SGT-001 and our other product candidates.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, SGT-001 and our other product candidate, Anti-LTBP4, and any other product candidates that we may pursue in the future. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our success in:

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K.

The report from our independent registered public accounting firm for the year ended December 31, 2018 includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Risks related to the development of our product candidates

SGT-001 is a gene transfer candidate based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. To our knowledge, a limited number of gene transfer products have been approved for commercialization in the United States and the European Union.

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

In addition, the product specifications and the clinical trial requirements of the FDA, the European Commission, the European Medicines Agency, or the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. The regulatory approval process for novel product candidates such as ours is unclear and can be more expensive and take longer than for other, better known or more extensively studied product candidates. To our knowledge, a limited number of gene transfer products have been approved for commercialization in the United States and the European Union. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for SGT-001 in either the United States or the European Union. Approvals by the European Commission may not be indicative of what the FDA may require for approval and vice versa.

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

During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the product candidate being studied caused these conditions. For instance, after dosing the first patient, we reported an unexpected serious adverse event in IGNITE DMD, which resulted in a full clinical hold that has since been lifted by the FDA. In addition, it is possible that as we test SGT-001 or our other product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase III clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that SGT-001 or any other product candidate has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked.

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

In addition to side effects caused by SGT-001 and our other product candidates, the administration process or related procedures also can cause adverse side effects. For example, integration of AAV DNA into the host cell’s genome has been reported to occur. Further, our AAV delivery system has not been validated in human clinical trials previously, and if such delivery system does not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of SGT-001. In addition, the relatively high dosing requirements for SGT-001 may amplify the risk of adverse side effects relating to the AAV vector.When James M. Wilson, M.D., Ph.D., resigned from our Scientific Advisory Board he cited emerging concerns about the possible risks of high systemic dosing of AAV. If any such adverse side effects were to occur in the future and we are unable to demonstrate that they were not caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, SGT-001 or our other product candidate for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the clinical trial.

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

We will need to successfully complete clinical trials in order to obtain FDA approval to market SGT-001 or our other product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or to begin as proposed, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. This may be particularly true for design of a pivotal trial for the treatment of DMD as the FDA has not given clear guidance as to the necessary endpoints for approval of a treatment for DMD. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of SGT-001 or our other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of SGT-001 or our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, clinical trials, could prevent us from or delay us in commercializing SGT-001 and our other product candidates.

In March 2018, the FDA placed a full clinical hold on SGT-001 following an unexpected serious adverse event in IGNITE DMD. In connection with the lifting of the clinical hold, we made changes to the IGNITE DMD protocol, including the addition of IV glucocorticoids in the initial weeks post administration of SGT-001 and enhanced monitoring measures that include a panel for complement activation. The amended protocol also specifies that eculizumab will be available as a treatment option if complement activation is observed. These changes to the IGNITE DMD protocol, and any other such changes that may be made in the future, may impact our development timeline and result in increased costs and expenses.

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

•	delays in reaching a consensus with regulatory authorities on trial design;
•	delays in reaching agreement with the appropriate external parties on dose escalation;
•	delays in enrolling patients in IGNITE DMD for SGT-001;
•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;
•	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;
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

Identifying and qualifying patients to participate in any clinical trials of SGT-001 and our other product candidates is critical to our success. The timing of any clinical trials depends on our ability to recruit patients to participate as well as complete required follow-up periods. If patients are unwilling or unable to participate in our gene therapy clinical trials, including because of negative publicity from adverse events related to our product candidates, other approved gene therapies or the biotechnology or gene therapy fields, or due to competitive clinical trials for similar patient populations, clinical trials in products employing our vector or our platform or for other reasons, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval of SGT-001 may be delayed. We may also experience delays if patients withdraw from the clinical trial or do not complete the required monitoring period. Additionally, for IGNITE DMD, the trial protocol requires two patients to be simulatneously randomized, one to receive SGT-001 and one to be placed in the delayed-treatment control group. These delays could result in increased costs, delays in advancing SGT-001 or our other product candidates, delays in testing the effectiveness of SGT-001 and our other product candidates or termination of clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete any clinical trials in a timely manner. Patient enrollment and trial completion is affected by many factors, including:

•	size of the patient population and the process for identifying subjects;
•	design of the trial protocol;
•	eligibility and exclusion criteria, including that some patients may have pre-existing antibodies to AAV vectors precluding them from being able to receive AAV-mediated gene transfer;
•	restrictions on our ability to conduct clinical trials, including full and partial clinical holds on ongoing or planned clinical trials;
•	perceived risks and benefits of the product candidate under study;
•	perceived risks and benefits of gene therapy-based approaches to the treatment of diseases;
•	release or disclosure of data from our completed or ongoing clinical trials;
•	availability of competing therapies and clinical trials;
•	severity of the disease;
•	proximity and availability of clinical trial sites for prospective subjects;
•	ability to obtain and maintain subject consent;
•	risk that enrolled subjects will drop out before completion of the trial;
•	patient referral practices of physicians;

•	ability to monitor subjects adequately during and after treatment; and
•	in the case of pivotal trials, the risk that patients may opt not to enroll because they are not assured treatment with our product candidate.

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

Accelerated approval by the FDA, even if granted for SGT-001 or our other product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of SGT-001 or our other product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate endpoint is reasonably likely to predict long-term clinical benefit.  Given that expression of microdystrophin has not yet been established to predict long-term clinical benefit, it is not currently accepted, and it is possible the FDA and/or other applicable regulatory agencies could decide never to accept it, as a surrogate endpoint for the accelerated approval pathway.

As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

If a therapy is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA fast track designation. The FDA has granted fast track designation to SGT-001; however, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

We currently rely on third-party manufacturers for our SGT-001 supply. In order to produce sufficient quantities of SGT-001 for clinical trials and initial U.S. commercial demand, we will need to increase the scale of our manufacturing process at our third-party manufacturers, and potentially through our own commercial-scale manufacturing facility. We may need to change our current manufacturing process. We may not be able to produce sufficient quantities of SGT-001 due to several factors, including equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers. For example, through our contract manufacturer we have performed and released within specifications manufacturing runs of SGT-001 for clinical supply and have experienced variability with respect to the success and yield of these runs. We continue to engage in process development activities to improve the reproducibility, reliability and consistency of yields of our manufacturing process. While we are able to produce for more than one patient from a single batch, additional manufacturing runs will be required to produce necessary or adequate supply for IGNITE DMD and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT-001 could be delayed, and we could incur additional expense.

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

To our knowledge, a limited number of gene transfer products have been approved for coverage and reimbursement by the Centers for Medicare & Medicaid Services, or the CMS, the agency responsible for administering the Medicaid program. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products either in the United States or the European Union. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union member states and vice versa. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for SGT-001 and our other product candidates.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the clinical testing and approval of our product candidates in the United Kingdom or the European Union. If we seek to conduct any of our clinical trials in the United Kingdom, we will need to comply with any changes to the United Kingdom’s regulatory regime. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Our employees may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the Health Care Reform Law. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. One Executive Order directs federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the Health Care Reform Law. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Health Care Reform Law for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Health Care Reform Law risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the Health Care Reform Law marketplace, providers, and potentially our business, are not yet known.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Under our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Michigan, the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights, including SGT-001, could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic partnerships and collaborations/licenses”.

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

Moreover, we currently do not own any issued patents; we own two pending PCT international patent applications, two pending applications in Taiwan and three provisional patent applications in the United States. We cannot predict whether or in which jurisdictions the pending applications will result in issuance of patents that effectively protect any of our product candidates or will effectively prevent others from commercializing competitive products. Further, each of the provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of each provisional patent application. If we do not timely file a non-provisional patent application in respect of a provisional patent application, we may lose our priority date with respect to such provisional patent application and any patent protection on the inventions disclosed in such provisional patent application. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether such future patent applications will result in the issuance of patents that effectively protect any of our product candidates or will effectively prevent others from commercializing competitive products.

We also currently do not own or license any issued patents or pending patent applications with respect to our product candidate Anti-LTBP4. While we have exercised an exclusive option to negotiate a license for issued patents and pending patent applications relating to such product candidate, we are still required to negotiate and enter into a definitive agreement pursuant to which we could license rights to the optioned patents and we may be unable to enter into such a definitive agreement within the required timeframe or under terms that are acceptable to us. If we are unable to do so, the party who has granted us our option may offer the patent rights to other parties. If we are unable to secure a license to any issued patents and pending patent applications relating to Anti-LTBP4, we may need to cease our development of such product candidate.

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

Other parties have developed products that may be related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our patent applications or issued patents. We may not be aware of all third-party intellectual property rights potentially relating to SGT-001, Anti-LTBP4 or our other current or future product candidates. In addition, we cannot provide any assurances that any of the inventions disclosed in our patent applications will be found to be patentable, including over third-party or our own prior art patents, publications or other disclosures, or will issue as patents. Even if our patent applications issue as patents, we cannot provide any assurances that such patents will not be challenged or ultimately held to be invalid or unenforceable. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or, in some cases, at all. Therefore, we cannot know with certainty whether the inventors of our licensed patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. Similarly, should we own any issued patents or patent applications in the future, we may not be certain that we were the first to file for patent protection for the inventions claimed in such patents or patent applications. Furthermore, given the differences in patent laws in the United States, Europe and other foreign jurisdictions, for example, the availability of grace periods for filing patent applications and what can be considered as prior art, we cannot make any assurances that any claims in our pending and future patent applications in the United States or other jurisdictions will issue, or if they do issue, whether they will issue in a form that provides us with any meaningful competitive advantage. Similarly, we cannot make any assurances that if the patentability, validity, enforceability or scope of our pending or future patents and patent applications in the United States or foreign jurisdictions are challenged by any third party, that the claims of such pending or future patents and patent applications will survive any such challenge in a form that provides us with any meaningful competitive advantage. For example, we are aware of certain third-party patents and publications related to certain microdystrophin constructs. While we believe that our owned or in-licensed patents and patent applications claim novel and non-obvious features of microdystrophin constructs that are not described in such third-party patents or publications, such third-party patents and publications may have earlier priority or publication dates and may be asserted as prior art against our owned or in-licensed patents and applications. Any such challenge, if successful, could limit or eliminate patent protection for our products and product candidates or otherwise materially harm our business. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

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

Our executive officers and directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 66.9% of our capital stock as of February 15, 2019. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

This concentration of voting power may:

•	delay, defer or prevent a change in control;
•	entrench our management and our board of directors; or
•	delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire.

A significant number of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 15, 2019, we had outstanding 35,422,915 shares of common stock. Our remaining outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of February 15, 2019, holders of an aggregate of approximately 23.3 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, on January 29, 2018, we filed a Registration Statement on Form S-8 to register approximately 5.0 million shares reserved for future issuance under our 2018 Omnibus Incentive Plan will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. These shares can be freely sold in the public market upon issuance, subject to black-out periods and volume limitations applicable to affiliates.

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

An active trading market for our common stock may not be sustained.

Prior to our initial public offering, which occurred on January 26, 2018, there was no public market for our common stock. Although our common stock is listed on the Nasdaq Global Select Market, given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares, or at all.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in our other filings with the Securities and Exchange Commission. In particular, we have not included all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We lease our corporate headquarters, which consists of approximately 16,000 square feet in Cambridge, Massachusetts. The lease for our corporate headquarters has an initial term of approximately 4 years that expires in February 2022. In addition, we lease our primary laboratory space, which consists of 9,500 square feet in Cambridge, Massachusetts, under a lease with an initial term of five years that expires in April 2023 and includes an option to extend for one additional two-year term. In addition, we lease smaller laboratory and office space.

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

On March 28, 2018, Robert Lowinger, a purported stockholder of ours, filed a putative class action complaint alleging violations of the federal securities laws, in the Business Litigation Section of the Superior Court of the Commonwealth of Massachusetts (Civil Action No. 1884-00984), against us, Ilan Ganot, Jennifer Ziolkowski, our directors and certain of the underwriters in our initial public offering. The plaintiff in this suit claims to represent purchasers of our common stock in or traceable to our January 25, 2018 initial public offering and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to our lead product candidate. On April 30, 2018, all defendants including us moved to stay the proceedings in favor of the prior-filed federal court securities class action. The plaintiff filed his opposition to this motion on May 14, 2018, and defendants filed a reply in support of their motion on May 24, 2018. After oral argument on June 13, 2018, the court issued an order on June 22, 2018 allowing the motion to stay and directing the parties to advise the court of the status of the federal court action every six months. On December 21, 2018, the parties filed a joint status report informing the court of the voluntary dismissal of the federal actions and of plaintiff’s intent to move to vacate the stay. The court has scheduled a status conference for June 24, 2019.

While we believe that we have meritorious defenses to the allegations made in this complaint, it is not currently possible to assess whether or not the outcome of this suit may have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Market Information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “SLDB” since January 26, 2018 in connection with our initial public offering. Prior to that date, there was no established public trading market for our common stock.

The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from January 26, 2018 (the first date that shares of our common stock were publicly traded) through December 31, 2018. The comparison assumes $100 was invested after the market closed on January 26, 2018 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among The Nasdaq Composite Index, The Nasdaq Biotechnology Index and Solid Biosciences Inc.

Holders

As of February 15, 2019, we had approximately 86 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Information about our Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to the section entitled “Securities authorized for issuance under equity compensation plans” in Item 12 of Part III of this Annual Report on Form 10-K.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any securities, during the year ended December 31, 2018 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q.

Use of Proceeds from Initial Public Offering

On January 30, 2018, we closed our initial public offering, in which we issued and sold 8,984,375 shares of common stock, including 1,171,875 shares of our common stock issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share. The aggregate gross proceeds to us from our initial public offering were approximately $143.8 million. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-222357), which was declared effective by the SEC on January 25, 2018 and a registration statement on Form S-1 MEF (Registration No. 333-222705) filed pursuant to Rule 462(b) of the Securities Act. J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Leerink Partners LLC were joint book-running managers for the initial public offering. The offering commenced on January 25, 2018 and did not terminate until the sale of all of the shares offered. The aggregate net proceeds to us were approximately $129.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $14.7 million.

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

There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC on January 29, 2018 pursuant to Rule 424(b) under the Securities Act.  We have been using and plan to continue to use the net offering proceeds to fund research, development and clinical trial expenses, and the remainder for general and administrative expenses and other general corporate purposes.

Item 6.	Selected Financial Data.

The statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 2015 and the selected balance sheet data as of December 31, 2016 and 2015 is derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

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

	Year ended December 31,
(in thousands, except shares and per share data)	2018	2017	2016	2015
Consolidated statements of operations data:
Revenue	$-	$-	$-	$-
Operating expenses:
Research and development	57,965	39,905	20,116	4,192
General and administrative	17,722	14,952	5,460	2,372
Total operating expenses	75,687	54,857	25,576	6,564
Loss from operations	(75,687)	(54,857)	(25,576)	(6,564)
Other income (expense):
Revaluation of preferred unit tranche rights	-	459	1,163	(103)
Interest and Other income	889	1,220	640	3
Total other income (expense), net	889	1,679	1,803	(100)
Net loss	$(74,798)	$(53,178)	$(23,773)	$(6,664)
Net loss attributable to Solid Biosciences Inc.	$(74,798)	$(52,118)	$(21,539)	$(6,377)
Net loss attributable to common stockholders	$(74,798)	$(39,317)	$(17,230)	$(6,445)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(2.25)	$(2.88)	$(10.14)	$(7.61)
Weighted average common stock outstanding, basic and diluted (1)	33,262,597	13,649,485	1,698,904	846,569

	As of December 31,
(in thousands)	2018	2017	2016	2015
Consolidated balance sheet data:
Cash, cash equivalents and available-for-sale securities	$122,464	$69,094	$37,658	$55,387
Working capital (2)	116,158	59,387	33,099	41,772
Total assets	139,597	76,193	40,636	55,696
Capital lease obligations, net of current portion	859	-	-	-
Redeemable preferred units	-	124,179	71,649	61,697
Accumulated deficit	(199,056)	(124,258)	(84,941)	(67,711)
Total equity/(deficit)	125,183	(59,257)	(37,886)	(19,925)

(1)	See Note 15 to our consolidated financial statements in this Annual Report on Form 10-K for details on the calculation of basic and diluted net loss per share attributable to common stockholders.
(2)	We define working capital as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

SGT-001 has been granted Rare Pediatric Disease Designation, or RPDD, and Fast Track Designation, in the United States and Orphan Drug Designations in both the United States and European Union. The safety and efficacy of SGT-001 are currently being evaluated in a Phase I/II clinical trial called IGNITE DMD.

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $74.8 million, $53.2 million and $23.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $199.1 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

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

On January 30, 2018, we completed our initial public offering in which we sold 8,984,375 shares of our common stock, including shares of our common stock issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $129.1 million, after deducting underwriting discounts and commissions and offering expenses.

As of December 31, 2018, we had cash, cash equivalents and available-for-sale securities of $122.5 million. We believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

The consolidated financial statements included elsewhere in this Annual Report on Form 10-K are those of Solid Biosciences Inc. and its subsidiaries.

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

We expense research and development expenses as incurred. We recognize costs for certain development activities, such as preclinical research and development and clinical trial costs, based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated financial statements as prepaid or accrued research and development expenses.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Year ended December 31,
	2018	2017	2016
SGT-001	$29,033	$24,674	$13,891
Other product candidates	3,506	1,619	1,021
Unallocated research and development expenses	25,426	13,612	5,204
Total research and development expenses	$57,965	$39,905	$20,116

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative personnel headcount to support our research and development activities and activities related to the potential commercialization of SGT-001 and our other product candidate. We also expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

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

We concluded that the Redeemable Preferred Tranche Right and the Series 1 Tranche Right, together the Tranche Rights, met the definition of a freestanding financial instrument as the Tranche Rights were legally detachable and separately exercisable from the Redeemable Preferred Units and the Series 1 Senior Preferred Units. Therefore, we allocated the net proceeds between the Tranche Rights and the Redeemable Preferred Units or the Series 1 Senior Preferred Units. The Tranche Rights were initially recorded at fair value and were re-measured at fair value each reporting period. Changes in the fair market value were recognized as a component of other income (expense), net, in the consolidated statements of operations.

In October 2016, the Redeemable Preferred Tranche Right was settled with the closing of the Redeemable Preferred Unit financing. In October 2017, the Series 1 Tranche Right was settled in connection with the closing of the Series 2 Senior Preferred Financing.

Interest income

Interest income consists of interest income earned on our cash, cash equivalents and available-for-sale securities.

Other income

We have received funding from charitable organizations, which is not considered to be an ongoing major or central part of our business. The amounts received are recorded as other income as services are performed and research expenses are incurred in the consolidated statements of operations.

Income taxes

From our inception in 2013 until January 25, 2018, we were organized as a Delaware limited liability company for federal and state income tax purposes and treated as a partnership for U.S. income tax purposes. As such, we were not viewed as a taxpaying entity in any jurisdiction and did not require a provision for income taxes. Each member of our company was responsible for the tax liability, if any, related to its proportionate share of our taxable income.

As a result of the Corporate Conversion, we are now treated as a corporation for U.S. income tax purposes and thus are subject to U.S. federal, state and local income taxes and are taxed at the prevailing corporate tax rates. Among other things, we expect to generate net operating losses at the corporate level. We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements, but have not been reflected in taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value.

We account for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

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

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing fees, we estimate the time period over which services will be performed, and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Equity-based compensation

In connection with the completion of our initial public offering, we adopted the 2018 Omnibus Incentive Plan, which provides for the issuance of share-based awards, including options to purchase common stock. The 2018 Omnibus Incentive Plan provides for the awarding of up to 5,001,000 shares of common stock for equity awards.

We measure all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognize compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions. We have not issued any awards with performance-based vesting conditions.

For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed. At the end of each financial reporting period prior to the completion of the service, the fair value of these awards is remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We historically have been a private company and lack company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. For options with service-based vesting conditions, the expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future, if ever.

Results of operations

Comparison of the years ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Years ended December 31,		Increase
	2018	2017	(decrease)
(in thousands)
Revenue	$-	$-	$-
Operating expenses:
Research and development	57,965	39,905	18,060
General and administrative	17,722	14,952	2,770
Total operating expenses	75,687	54,857	20,830
Loss from operations	(75,687)	(54,857)	(20,830)
Other income (expense):
Revaluation of preferred unit tranche rights	-	459	(459)
Interest income	619	219	400
Other income	270	1,001	(731)
Total other income (expense)	889	1,679	(790)
Net loss	$(74,798)	$(53,178)	$(21,620)

Research and development expenses

	Years ended December 31,		Increase
	2018	2017	(decrease)
(in thousands)
SGT-001	$29,033	$24,674	$4,359
Other product candidates	3,506	1,619	1,887
Unallocated research and development expenses	25,426	13,612	11,814
Total research and development expenses	$57,965	$39,905	$18,060

Research and development expenses for the year ended December 31, 2018 were $58.0 million, compared to $39.9 million for the year ended December 31, 2017. The increase of $18.1 million in research and development costs was due to unallocated research and development costs of $11.8 million primarily due to personnel and facility related expenses, including costs incurred to operate the new lab facility, a net $4.4 million increase in costs related to our lead product candidate SGT-001 driven by higher clinical development and manufacturing activities of $6.7 million offset by a $2.3 million reduction in preclinical costs, and a $1.9 million increase in costs related to our other product candidates.

General and administrative expenses

General and administrative expenses were $17.7 million for the year ended December 31, 2018, compared to $15.0 million for the year ended December 31, 2017. The increase of $2.7 million was driven by personnel and facility related expenses of $3.1 million as well as higher professional services and other corporate expenses of $1.9 million associated with being a public company, partially offset by a decrease in equity-based compensation of $2.3 million. The reduction in equity-based compensation of $2.3 million was primarily due to a charge associated with the exchange of certain of our vested common units in connection with the recapitalization of Solid Biosciences, LLC and our merger with Solid GT on March 29, 2017.

Revaluation of preferred unit tranche rights

We issued the Series 1 Tranche Right on March 29, 2017 and it was settled in October 2017 in connection with the Series 2 senior preferred unit financing. The revaluation of the Series 1 Tranche Right resulted in a gain of $0.5 million in the year ended December 31, 2017 due to the settlement of the tranche right.

Interest income

Interest income was $0.6 million and $0.2 million for the years ended December 31, 2018 and 2017 respectively. The increase in interest income was due to an increase in available-for-sale securities in our portfolio.

Other income

Other income for the year ended December 31, 2018 was $0.3 million compared to $1.0 million for the year ended December 31, 2017. The decrease of $0.7 million was due a reduction of income from charitable organizations. We do not expect these contributions to significantly increase in future periods.

Comparison of the years ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Years ended December 31,		Increase
	2017	2016	(decrease)
(in thousands)
Revenue	$-	$-	$-
Operating expenses:
Research and development	39,905	20,116	19,789
General and administrative	14,952	5,460	9,492
Total operating expenses	54,857	25,576	29,281
Loss from operations	(54,857)	(25,576)	(29,281)
Other income (expense):
Revaluation of preferred unit tranche rights	459	1,163	(704)
Interest income	219	369	(150)
Other income	1,001	271	730
Total other income (expense)	1,679	1,803	(124)
Net loss	$(53,178)	$(23,773)	$(29,405)

Research and development expenses

	Years ended December 31,		Increase
	2017	2016	(decrease)
(in thousands)
SGT-001	$24,674	$13,891	$10,783
Other product candidates	1,619	1,021	598
Unallocated research and development expenses	13,612	5,204	8,408
Total research and development expenses	$39,905	$20,116	$19,789

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

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred units and our initial public offering. Through December 31, 2018, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering and an aggregate of $129.1 million of net proceeds from the sale of our common stock after deducting underwriting discounts and commission and offering expenses in our initial public offering.

We completed our initial public offering on January 30, 2018, in which we sold 8,984,375 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $129.1 million. As of December 31, 2018, we had cash, cash equivalents and available-for-sale securities of $122.5 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended December 31,
	2018	2017	2016
(in thousands)
Cash used in operating activities	$(70,197)	$(43,224)	$(20,120)
Cash (used in) provided by investing activities	(26,762)	10,448	(4,052)
Cash provided by financing activities	131,507	77,078	3,420
Net increase (decrease) in cash and cash equivalents	$34,548	$44,302	$(20,752)

Operating activities

During the year ended December 31, 2018, operating activities used $70.2 million of cash, primarily resulting from our net loss of $74.8 million and cash used in changes in our operating assets and liabilities of $2.8 million offset by non-cash charges of $7.4 million due primarily to equity-based compensation of $6.0 million and depreciation expense of $1.6 million. Net cash used in changes in our operating assets and liabilities consisted primarily of an increase in prepaid expenses and other assets of $4.9 million which was primarily due to an increase in prepayments related to research and development activities. Net cash used in changes in our operating assets and liabilities also included a decrease in accounts payable of $1.6 million due to the timing of payments. These changes were offset by an increase in accrued expenses and other liabilities of $2.9 million as well as proceeds received from our landlord for tenant improvements related to the buildout of our lab space of $0.8 million.

During the year ended December 31, 2017, operating activities used $43.2 million of cash, primarily resulting from our net loss of $53.2 million offset by net non-cash charges of $5.5 million due primarily to equity-based compensation of $5.3 million, which included $3.7 million associated with the exchange of Series A common units into Series B and D common units, and cash provided by changes in our operating assets and liabilities of $4.4 million. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2017 consisted of a decrease in prepaid expenses and other current assets of $0.8 million due to the timing of prepaid research and development expense payments and net increase in accounts payable and accrued expenses of $3.6 million due to the timing of payments and the increase in the overall activity of the company.

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

Investing activities

During the year ended December 31, 2018, investing activities used $26.8 million of cash, consisting primarily of net purchases of investments as well as the acquisition of property and equipment.

During the year ended December 31, 2017, investing activities provided $10.4 million of cash, consisting primarily of the net proceeds on the sale and maturity of available-for-sale securities partially offset by purchases of property and equipment.

During the year ended December 31, 2016, investing activities used $4.1 million of cash, consisting primarily of net purchases of investments and to a lesser extent the acquisition of property and equipment.

Financing activities

During the year ended December 31, 2018, net cash provided by financing activities was $131.5 million, primarily due to the net proceeds from our initial public offering.

During the year ended December 31, 2017, net cash provided by financing activities was $77.1 million, primarily due to the net proceeds from our sale of Series 1 and 2 Senior Preferred Units of $24.5 million and $55.0 million, respectively, partially offset by payments made in connection with our initial public offering.

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

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to SGT-001. In addition, we expect to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•	continue to enroll patients in IGNITE DMD and continue clinical development of SGT-001;
•	move other current or future product candidates into clinical trials;
•	continue research and preclinical development of our other product candidate, Anti-LTBP4;
•	seek to identify additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our activities;
•	acquire or in-license other drugs, technologies and intellectual property; and
•	add operational, financial and management information systems and personnel.

On January 30, 2018, we completed our initial public offering in which we sold 8,984,375 shares of common stock, including shares of common stock issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $129.1 million, after deducting underwriting discounts and commissions and offering expenses.

As of December 31, 2018, we had cash, cash equivalents and available-for-sale securities of $122.5 million. We believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

We intend to supply our clinical development program for SGT-001 with drug product produced at a cGMP compliant facility located at one of our CDMO partners. We intend to establish the capability and capacity to supply SGT-001 at commercial scale from multiple sources, including potentially building our own GMP facility to ensure redundancy and reliability. We expect that such a facility would require capital expenditures of between $60.0 million to $75.0 million to commence operations. We expect to finalize plans to potentially build our own GMP facility after we have additional data from IGNITE DMD.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations at December 31, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease commitments (1)	$7,308	$1,934	$4,073	$1,301	$-
Capital lease commitments (2)	$1,313	$276	$553	$484	$-
Total	$8,621	$2,210	$4,626	$1,785	$-

(1)	Represents minimum payments due for our leases of office and laboratory space in Cambridge, Massachusetts.

In January 2018, we executed a lease agreement for lab space in Cambridge, Massachusetts. The lease consists of approximately 9,500 square feet with an initial term of five years with the option to extend the term for one additional two-year term. The future minimum rent commitment for the initial five-year term is approximately $3.4 million. In addition to rent, the lease requires us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In January 2018, we executed a lease agreement for office space in Cambridge, Massachusetts. The lease will serve as our corporate headquarters and consists of approximately 16,000 square feet. The term of the lease runs through February 2022. The future minimum rent commitment for the lease term is approximately $3.9 million. In addition to rent, the lease requires us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

(2)	Represents minimum payments due for our lease of lab equipment which is in use in our lab facility in Cambridge, Massachusetts.

In November 2018, we executed a capital lease financing agreement for lab equipment. The future minimum lease commitment for the four-year term is approximately $1.3 million.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2018, our available-for-sale securities consisted of corporate bond securities and U.S. government agency securities that have contractual maturities of one year or less. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the material weaknesses described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

These material weaknesses resulted in a restatement of our previously issued 2015 annual consolidated financial statements and adjustments to our 2016 annual consolidated financial statements, which were recorded prior to their issuance. Additionally, these material weaknesses could result in a misstatement of our accounts or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to the material weaknesses described above.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken during the year ended December 31, 2018:

•

hired additional full-time accounting resources and financial planning and analysis resources with appropriate levels of experience, including a new Assistant Controller and Senior Accountant, and reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review;
•	strengthened our internal policies, processes and reviews, including substantial completion of the formal documentation thereof;
•

implemented a financial close policy and monitoring program, including the formation of a disclosure committee comprised of members of our senior management team, financial management and representatives from our accounting and legal departments to review and approve SEC filings and investor communications, the results of which are discussed with the audit committee quarterly; and

•	engaged a professional accounting services firm to help us assess and commence documentation of our internal controls for complying with the Sarbanes-Oxley Act.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above.

While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting and testing these processes, procedures and controls. Additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weaknesses described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

The items described in “Remediation Activities” above are considered a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages and positions of our current executive officers and directors as of February 15, 2019.

Name	Age	Position(s) held
Executive Officers
Ilan Ganot	45	Co-founder, President, Chief Executive Officer and Director
Alvaro Amorrortu	47	Chief Operating Officer
Lynette Herscha	47	Chief Legal Officer and Secretary
Carl Morris, Ph.D.	49	Chief Scientific Officer
Joel Schneider, Ph.D.	34	Chief Technology Officer and Head of Exploratory Research and Development
Jorge A. Quiroz, M.D.	49	Chief Medical Officer
Jennifer Ziolkowski	44	Chief Financial Officer and Treasurer
Non-Employee Directors
Andrey Zarur, Ph.D.	48	Co-founder and Chairman of the Board of Directors
Matthew Arnold	49	Director
Martin Freed, M.D., F.A.C.P.	58	Director
Robert Huffines	53	Director
Adam Koppel, M.D., Ph.D.	49	Director
Sukumar Nagendran, M.D.	53	Director
Rajeev Shah	41	Director
Adam Stone	39	Director
Lynne Sullivan	52	Director

Executive officers

Ilan Ganot is one of our co-founders and has served as our Chief Executive Officer and as a member of our board of directors since our inception in 2013. Mr. Ganot has served as our President since June 2018. Previously, Mr. Ganot served as an investment banker at JPMorgan Chase & Co., a leading global financial services firm, from September 2011 to September 2013. From October 2008 to August 2011, Mr. Ganot served as a banker at Nomura Securities Co., Ltd., a securities and investment banking company, and from September 2003 to September 2008, at Lehman Brothers, a global financial services firm. Mr. Ganot received his M.B.A. from London Business School and holds law and business degrees from the Interdisciplinary Center in Herzliya, Israel. Mr. Ganot also practiced corporate law in Israel and was a Captain in the Israeli Defense Forces. He is qualified to serve on our board of directors because of his personal dedication to improving treatments available for DMD patients and his extensive leadership experience.

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

Carl Morris, Ph.D. has served as our Chief Scientific Officer since June 2017, and previously served as our Senior Vice President of Research and Development from September 2015 to June 2017. Prior to joining us, Dr. Morris held various leadership positions within Pfizer Inc.’s, or Pfizer’s, Rare Disease Research Unit from January 2010 to August 2015, including serving as a Senior Director, Director and Senior Principal Scientist. Prior to Pfizer, Dr. Morris held various positions within the Tissue Repair unit at Wyeth Pharmaceuticals, Inc., a pharmaceutical company acquired by Pfizer. Dr. Morris was an Assistant Professor at Boston University School of Medicine and a founding faculty member of the Muscle and Aging Research Unit. He is also co-founder and a member of the board of directors of Breed Nutrition Inc. Dr. Morris holds a B.A. in Biology from Franklin Pierce College and a Ph.D. in Physiology from UCLA.

Lynette Herscha has served as our Chief Legal Officer and Secretary since January 2019. Prior to joining us, she served as General Counsel, Secretary and a member of the Executive Team at Concert Pharmaceuticals, Inc., a public biopharmaceutical company, from 2017 to 2018 and its Vice President and Assistant Secretary Legal from 2014 to 2017. Before joining Concert Pharmaceuticals, Ms. Herscha held various senior legal positions at Momenta Pharmaceuticals, Inc., a public biotechnology company, from 2006 to 2014 and Phase Forward, Inc., a public technology company, from 2000 to 2006. She began her career at the law offices of Fullbright & Jaworski. Ms. Herscha holds a J.D. from Boston University School of Law and a B.A. from Boston University.

Joel Schneider, Ph.D. has served as our Chief Technology Officer and Head of Exploratory Research and Development since June 2017. Dr. Schneider also served as an Analyst from March 2014 to March 2015, a Director from March 2015 to January 2017 and our Vice President of Research and Development from January 2017 to June 2017. Prior to joining us, Dr. Schneider completed a postdoctoral fellowship at Harvard University in the Department of Stem Cell and Regenerative Biology from January 2013 to 2014. He holds a Ph.D. in Cell Biology and Molecular Medicine from Rutgers University and a B.A. in Biology from Brandeis University.

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

Jennifer Ziolkowski has served as our Chief Financial Officer and Treasurer since May 2017. Prior to joining us, she served as the Head of Sales Operations, North America for Philips Healthcare, a healthcare company, from 2014 to 2017 and as its Senior Director of Finance, North America from 2012 to 2014. Ms. Ziolkowski served as Controller of Medical Consumables and Sensors from 2010 to 2012, Director of Finance of Imaging Systems from 2008 to 2010, Senior Director of Finance and Corporate Controller from 2007 to 2008 at TransMedics, Inc., a medical device company, and held various finance and corporate development leadership positions at Cytyc Corporation, a medical technology company, from 2001 to 2007. From 1996 to 2001, Ms. Ziolkowski gained significant experience at PricewaterhouseCoopers LLP where she served as a Senior Transaction Services Consultant and as Audit Senior and Staff in the Boston Technology Group. Ms. Ziolkowski holds a B.S. in Accounting from Boston College and is a Certified Public Accountant.

Non-employee directors

Andrey Zarur, Ph.D. is one of our co-founders and has served as the Chairman of our board of directors since our inception in 2013. Dr. Zarur co-founded GreenLight Biosciences Inc., a biotechnology company, in August 2008, and currently serves as its Chairman and Chief Executive Officer. From January 2006 to August 2014, he served as Managing General Partner of Kodiak Venture Partners, a venture capital firm. Dr. Zarur also serves as a member of the board of directors for a number of private companies. Dr. Zarur holds an M.S. and a Ph.D. from Massachusetts Institute of Technology and an undergraduate degree from Universidad Nacional Autónoma de México. Mr. Zarur is qualified to serve on our board of directors based on his over 20 years of experience in leading companies from clinical-stage drug development to global commercialization.

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

Martin Freed, M.D., F.A.C.P. has served as a member of our board of directors since June 2018. Dr. Freed has served as an independent consultant to several private pharmaceutical, biotechnology, and healthcare companies, specializing in clinical and general pharmaceutical development and clinical and regulatory strategy since February 2015. He co-founded and served as chief medical officer of Civitas Therapeutics, Inc., a biopharmaceutical company acquired by Acorda Therapeutics, Inc., or Acorda, from December 2010 to October 2014, and as senior vice president, clinical development of

Acorda from October 2014 through January 2015. Dr. Freed spent nearly 14 years at GlaxoSmithKline and its predecessor, SmithKline Beecham Pharmaceuticals or SmithKline Beecham, where he served numerous roles including vice president, clinical development and medical affairs in the metabolism therapeutic area. Dr. Freed currently serves on the board of directors of Dicerna Pharmaceuticals, Inc. Dr. Freed has been Board Certified in Internal Medicine, Nephrology and Clinical Pharmacology. He performed his internal medicine residency at Temple University Hospital and nephrology fellowship at Yale-New Haven Hospital. A Fellow of the American College of Physicians, Dr. Freed received a B.S. with distinction in biology from the University of Delaware and an M.D. from Pennsylvania State University’s College of Medicine.  Dr. Freed is qualified to serve on our board of directors because of his extensive leadership experience, his public company board experience and his experience working in the healthcare sector.

Robert Huffines has served as a member of our board of directors since December 2013. Mr. Huffines joined J.P. Morgan, a leading global financial services firm, in 1991 and currently serves as the Global Chairman of Investment Banking, a position he has held since February 2017. Throughout his career at J.P. Morgan, Mr. Huffines has held various leadership positions, including serving as Co-Head of the Global Healthcare Investment Banking Group from 2002 to 2010 and Vice Chairman from 2011 to January 2017. Mr. Huffines received an M.B.A. from the University of Virginia and a B.A. from the University of North Carolina. Mr. Huffines is qualified to serve on our board of directors based on his over 25 years of experience advising healthcare companies and his leadership experience.

Adam Koppel, M.D., Ph.D. has served as a member of our board of directors since October 2017. Dr. Koppel rejoined Bain Capital, a global investment firm, in 2016 as a Managing Director of Bain Capital Life Sciences. He initially joined Bain Capital Public Equity in 2003 where he was a leader within the healthcare sector until mid-2014. During the period from mid-2014 to mid-2016, Dr. Koppel worked at Biogen Inc., or Biogen, a biotechnology company, where he served as EVP of Corporate Development and Chief Strategy Officer. Prior to joining Bain Capital in 2003, Dr. Koppel was an Associate Principal at McKinsey & Co., a management consulting firm, where he served a variety of healthcare companies. Dr. Koppel currently serves on the board of directors of Aptinyx Inc. and Dicerna Pharmaceuticals, Inc., both public biotechnology companies. Previously, Dr. Koppel served of the board of directors of Trevena Inc. and PTC Therapeutics, Inc.  Dr. Koppel also serves as a member of the board of directors for a number of private companies.  Dr. Koppel received an M.D. and Ph.D. in Neuroscience from the University of Pennsylvania School of Medicine. He also received an M.B.A. from The Wharton School at the University of Pennsylvania, where he was a Palmer Scholar. He graduated magna cum laude from Harvard University with an A.B. and A.M. in History and Science. Dr. Koppel is qualified to serve on our board of directors because of his extensive leadership experience, his public company board experience and his experience working in the healthcare sector.

Sukumar Nagendran, M.D., has served as a member of our board of directors since September 2018. Dr. Nagendran was most recently the Chief Medical Officer & Senior Vice President of AveXis Inc., a clinical-stage gene therapy company, or AveXis, from September 2015 to July 2018, prior to the company’s acquisition by Novartis.  Prior to AveXis, Dr. Nagendran was Vice President of Medical Affairs of Quest Diagnostics from March 2013 to September 2015.  Prior to Quest Diagnostics, Dr. Nagendran held key leadership positions at Pfizer, Novartis, Daiichi Sankyo, and Reata Pharmaceuticals.  Prior to moving to the biotech industry, Dr. Nagendran practiced internal medicine, with a focus on diabetes and cardiovascular disease. He is a Mayo Alumni Laureate and founding member of the Robert Wood Johnson Legacy Society. He is also the sponsor for the Fonseca-Nagendran Scholar award at the American Diabetes Association to enhance research in minority populations. Dr. Nagendran received his undergraduate degree in Biochemistry from Rutgers University and his M.D. from Rutgers Medical School and trained in Internal Medicine at Mayo Clinic, Rochester.  Dr. Nagendran is qualified to serve on our board of directors because of his extensive leadership experience and his experience working in the healthcare sector.

Rajeev Shah has served as a member of our board of directors since March 2017. Mr. Shah is a Managing Director and Portfolio Manager at RA Capital Management, LLC, or RA Capital, an investment management company. Prior to joining RA Capital in 2004, Mr. Shah was a Senior Project Leader at Altus Pharmaceuticals Inc., a spin-off of Vertex Pharmaceuticals Inc., from 2001 to 2004. Mr. Shah is currently a member of the board of directors of Ra Pharmaceuticals, Inc., Kala Pharmaceuticals Inc., Eidos Therapeutics, Inc. and KalVista Pharmaceuticals, Inc., all of which are public biopharmaceutical companies. Mr. Shah also serves as a member of the board of directors for a number of private companies.  Mr. Shah holds a B.A. in Chemistry from Cornell University. Mr. Shah is qualified to serve on our board of directors because of his extensive leadership experience, his public company board experience and his experience investing in life science companies.

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

Lynne Sullivan has served as a member of our board of directors since November 2015. Ms. Sullivan is currently the Chief Financial Officer for Compass Therapeutics, LLC, a biotechnology company, or Compass, where she has worked since December 2018. Prior to Compass, Ms. Sullivan served as Biogen’s Senior Vice President of Finance from 2016 to December 2018, where she also served as Vice President of Tax and Corporate Finance from February 2015 to March 2016 and Vice President of Tax from April 2008 to February 2015. Ms. Sullivan is currently a member of the board of directors of resTORbio, Inc., a public biopharmaceutical company. She received an M.S. in Taxation from Bentley University and a B.S.B.A. from Suffolk University. Ms. Sullivan was a Certified Public Account for over 20 years. Ms. Sullivan is qualified to serve on our board of directors because of her extensive experience in public accounting and financial expertise and her experience working in the healthcare sector.

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

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed for the fiscal year ended December 31, 2018 by Section 16(a) under the Exchange Act, with the exception of a Form 3/A filed by Dr. Zarur on February 1, 2019 to correct the number of shares of common stock that he beneficially owned indirectly at the time of filing the original Form 3 on January 25, 2018.

Audit Committee

Our board of directors has established an audit committee, which operates under a charter that has been approved by our board of directors and that is available on the Investor Relations portion of our website, www.solidbio.com.  Our audit committee consists of Ms. Sullivan, Mr. Arnold and Dr. Koppel, with Ms. Sullivan serving as chair of the audit committee. Our board of directors has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act, and the applicable listing standards of Nasdaq. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the board has examined each audit committee member’s employment and other experience. Our board of directors has determined that Ms. Sullivan qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules. In making this determination, our board has considered Ms. Sullivan’s formal education and previous and current experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

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

Compensation of our Named Executive Officers

The following information describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers, or the Named Executive Officers. The Named Executive Officers for the year ended December 31, 2018 are:

•	Ilan Ganot, our Chief Executive Officer;
•	Alvaro Amorrortu, our Chief Operating Officer; and
•	Carl Morris. Ph.D., our Chief Scientific Officer.

Summary Compensation Table for Fiscal Year 2018

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers during the most recently completed fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Total ($)
Ilan Ganot, President and Chief Executive Officer	2018	450,000	247,500	5,286,270	5,983,770
	2017	400,000	200,000	-	600,000
Alvaro Amorrortu, Chief Operating Officer	2018	330,000	132,000	2,380,736	2,842,736
Carl Morris, Ph.D. Chief Scientific Officer	2018	320,000	128,000	3,604,209	4,052,209

(1)	Represents annual discretionary bonuses paid to the Named Executive Officers in respect of performance during the fiscal year ended December 31, 2018.
(2)

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

Narrative to Summary Compensation Table

Base Salary. In 2018, we paid our Named Executive Officers base salaries as follows: Mr. Ganot: $450,000; Mr. Amorrortu: $330,000; and Dr. Morris: $320,000. For 2019, our board of directors increased base salary amounts for our Named Executive Officers as follows: Mr. Ganot: $520,000; Mr. Amorrortu: $400,000; and Dr. Morris: $380,000.

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our Named Executive Officers. None of our Named Executive Officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual Bonus. Our board of directors may, in its discretion, award bonuses to our Named Executive Officers from time to time. Our employment agreements with our Named Executive Officers provide that they will be eligible for annual performance-based bonuses up to a specified percentage of their salary, subject to approval by our board of directors. Performance-based bonuses, which are calculated as a percentage of base salary, are designed to motivate our employees to achieve annual goals based on our strategic, financial and operating performance objectives. From time to time, our board of directors has approved discretionary annual cash bonuses to our Named Executive Officers with respect to their prior year performance.

With respect to 2018, our board of directors awarded discretionary bonuses of $247,500, $132,000 and $128,000 to Mr. Ganot, Mr. Amorrortu and Dr. Morris, respectively.

Equity Incentives. Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incents our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors periodically reviews the equity incentive compensation of our Named Executive Officers and from time to time may grant equity incentive awards to them in the form of stock options.

In February 2018, we granted options to purchase 134,657 and 203,858 shares of our common stock to Mr. Amorrortu and Dr. Morris, respectively, and in July 2018, we granted an option to purchase 193,000 shares of our common stock to Mr. Ganot. These options vest in equal annual installments over a term of four years from the date of grant.

Our employees and executives are eligible to receive stock options and other stock-based awards pursuant to our 2018 Omnibus Incentive Plan, or the 2018 Plan.

We use stock options to compensate our executive officers in the form of initial grants in connection with the commencement of employment and also at various times, often but not necessarily annually, if we have performed as expected or better than expected. None of our executive officers is currently party to an employment agreement that provides for automatic award of stock options. We have granted stock options to our executive officers with time-based vesting. The options that we have granted to our executive officers typically become exercisable as to 25% of the shares underlying the option on the first anniversary of the grant date and as to an additional 25% of the original number of shares underlying the option annually thereafter. Vesting rights cease upon termination of employment and exercise rights cease shortly after termination, except that vesting is fully accelerated upon certain terminations in connection with a change of control and exercisability is extended in the case of death or disability. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including no voting rights and no right to receive dividends or dividend equivalents.

The exercise price of all stock options granted after the closing of our initial public offering is equal to the fair market value of shares of our common stock on the date of grant, which is determined by reference to the closing market price of our common stock on the date of grant.

Employment Agreements

We have entered into employment agreements with each of our Named Executive Officers. The employment agreements set forth the terms of the Named Executive Officers’ compensation, including their base salary, and annual performance bonus opportunity. In addition, the employment agreements provide that, subject to eligibility requirements under the plan documents governing such programs and our policies, the Named Executive Officers are entitled, on the same basis as our other employees, to participate in and receive benefits under, any medical, vision and dental insurance policy maintained by us and we will pay, consistent with our then-current employee benefit policy, a portion of the cost of the premiums for any such insurance policy in which the Named Executive Officer elects to participate. Each Named Executive Officer will also be eligible to receive paid vacation time, sick time, and Company holidays consistent with our policies as then in effect from time to time and equity awards at such times and on such terms and conditions as the board of directors may determine.  Each Named Executive Officer’s employment is at will.

Employment Agreement with Ilan Ganot

On January 25, 2019, we entered into an employment agreement with Mr. Ganot, our President and Chief Executive Officer, which employment agreement amended and restated the terms of his existing agreement (with the exception of the restrictive covenant provisions contained therein).

Pursuant to his employment agreement, Mr. Ganot is entitled to an annual base salary of $520,000, effective as of January 1, 2019, which base salary will be reviewed by the board of directors from time to time and is subject to change in the discretion of the board of directors.  Mr. Ganot is also eligible to earn an annual performance bonus, with a target bonus amount equal to up to 55% of his base salary, based upon the board’s assessment of his performance and the Company’s attainment of targeted goals as set by the board in its sole discretion. The bonus may be in the form of cash, equity award(s), or a combination of cash and equity.

Mr. Ganot will remain bound by proprietary rights, non-disclosure, developments, non-competition and non-solicitation obligations pursuant to the restrictive covenants in his existing employment agreement, which provisions shall remain in full force and effect. Under these restrictive covenants, he has agreed not to compete with us during his employment and for a period of one year after the termination of his employment (provided that he is not restricted from promoting treatments for, or endeavoring to cure, DMD), not to solicit our employees, consultants, or actual or prospective customers or business relations during his employment and for a period of one year after the termination of his employment, and to protect our confidential and proprietary information indefinitely.

Mr. Ganot’s employment agreement and his employment may be terminated: (1) upon his death or at our election due to his “disability”; (2) at our election, with or without “cause”; and (3) at his election, with or without “good reason” (as such terms are defined in his employment agreement).

In the event of the termination of Mr. Ganot’s employment by us without cause, or by Mr. Ganot for good reason, prior to or more than twelve months following a “change in control” (as defined in his employment agreement), Mr. Ganot is entitled to receive his base salary that has accrued and to which he is entitled as of the termination date, to the extent consistent with Company policy, accrued but unused paid time off through and including the termination date, unreimbursed business expenses for which expenses he has timely submitted appropriate documentation, and other amounts or benefits to which he is entitled in accordance with the terms of the benefit plans then-sponsored by us, which we refer to collectively as the Ganot Accrued Obligations. In addition, subject to his execution and nonrevocation of a release of claims in our favor, Mr. Ganot is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 12 months and (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 12 months following his date of termination.

In the event of the termination of Mr. Ganot’s employment by us without cause, or by Mr. Ganot for good reason, within twelve months following a change in control, he is entitled to receive the Ganot Accrued Obligations. In addition, subject to his execution and nonrevocation of a release of claims in our favor, he is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 18 months, (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 18 months following his date of termination, (3) a lump sum payment equal to 150% of his target bonus for the year in which his employment is terminated or, if higher, his target bonus immediately prior to the change in control and (4) full vesting acceleration of any then-unvested equity awards that vest based solely based on the passage of time held by Mr. Ganot, such that any such equity awards held by him become fully exercisable or non-forfeitable as of the termination date.

If Mr. Ganot’s employment is terminated for any other reason, including as a result of his death or disability, for cause, or voluntarily by him without good reason, our obligations under the employment agreement cease immediately, and he is only entitled to receive the Ganot Accrued Obligations.

Employment Agreement with Alvaro Amorrortu

On January 25, 2019, we entered into an employment agreement with Mr. Amorrortu, our Chief Operating Officer, which employment agreement amended and restated the terms of his existing agreement (with the exception of the restrictive covenant provisions contained therein).

Pursuant to his employment agreement, Mr. Amorrortu is entitled to an annual base salary of $400,000, effective as of January 1, 2019, which base salary will be reviewed by the board of directors from time to time and is subject to change in the discretion of the board of directors.  Mr. Amorrortu is also eligible to earn an annual performance bonus, with a target bonus amount equal to up to 40% of his base salary, based upon the board’s assessment of his performance and the Company’s attainment of targeted goals as set by the board in its sole discretion. The bonus may be in the form of cash, equity award(s), or a combination of cash and equity.

Mr. Amorrortu will remain bound by proprietary rights, non-disclosure, developments, non-competition and non-solicitation obligations pursuant to the restrictive covenants in his existing employment agreement, which provisions shall remain in full force and effect. Under these restrictive covenants, he has agreed not to compete with us during his employment and for a period of one year after the termination of his employment, not to solicit our employees, consultants, or actual or prospective customers or business relations during his employment and for a period of one year after the termination of his employment, and to protect our confidential and proprietary information indefinitely.

Mr. Amorrortu’s employment agreement and his employment may be terminated: (1) upon his death or at our election due to his “disability”; (2) at our election, with or without “cause”; and (3) at his election, with or without “good reason” (as such terms are defined in his employment agreement).

In the event of the termination of Mr. Amorrortu’s employment by us without cause, or by Mr. Amorrortu for good reason, prior to or more than twelve months following a “change in control” (as defined in his employment agreement), Mr. Amorrortu is entitled to receive his base salary that has accrued and to which he is entitled as of the termination date, to the extent consistent with Company policy, accrued but unused paid time off through and including the termination date, unreimbursed business expenses for which expenses he has timely submitted appropriate documentation, and other amounts or benefits to which he is entitled in accordance with the terms of the benefit plans then-sponsored by us, which we refer to collectively as the Amorrortu Accrued Obligations. In addition, subject to his execution and nonrevocation of a release of claims in our favor, Mr. Amorrortu is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 12 months and (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 12 months following his date of termination.

In the event of the termination of Mr. Amorrortu’s employment by us without cause, or by Mr. Amorrortu for good reason, within twelve months following a change in control, he is entitled to receive the Amorrortu Accrued Obligations. In addition, subject to his execution and nonrevocation of a release of claims in our favor, he is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 12 months, (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 12 months following his date of termination, (3) a lump sum payment equal to 100% of his target bonus for the year in which his employment is terminated or, if higher, his target bonus immediately prior to the change in control and (4) full vesting acceleration of any then-unvested equity awards that vest based solely based on the passage of time held by Mr. Amorrortu, such that any such equity awards held by him become fully exercisable or non-forfeitable as of the termination date.

If Mr. Amorrortu’s employment is terminated for any other reason, including as a result of his death or disability, for cause, or voluntarily by him without good reason, our obligations under the employment agreement cease immediately, and he is only entitled to receive the Amorrortu Accrued Obligations.

Employment Agreement with Carl Morris

On January 25, 2019, we entered into an employment agreement with Dr. Morris, our Chief Scientific Officer, which employment agreement amended and restated the terms of his existing agreement (with the exception of the restrictive covenant provisions contained therein).

Pursuant to his employment agreement, Dr. Morris is entitled to an annual base salary of $380,000, effective as of January 1, 2019, which base salary will be reviewed by the board of directors from time to time and is subject to change in the discretion of the board of directors.  Dr. Morris is also eligible to earn an annual performance bonus, with a target bonus amount equal to up to 40% of his base salary, based upon the board’s assessment of his performance and the Company’s attainment of targeted goals as set by the board in its sole discretion. The bonus may be in the form of cash, equity award(s), or a combination of cash and equity.

Dr. Morris will remain bound by proprietary rights, non-disclosure, developments, non-competition and non-solicitation obligations pursuant to the restrictive covenants in his existing employment agreement, which provisions shall remain in full force and effect. Under these restrictive covenants, he has agreed not to compete with us during his employment and for a period of one year after the termination of his employment, not to solicit our employees, consultants, or actual or prospective customers or business relations during his employment and for a period of one year after the termination of his employment, and to protect our confidential and proprietary information indefinitely.

Dr. Morris’s employment agreement and his employment may be terminated: (1) upon his death or at our election due to his “disability”; (2) at our election, with or without “cause”; and (3) at his election, with or without “good reason” (as such terms are defined in his employment agreement).

In the event of the termination of Dr. Morris’s employment by us without cause, or by Dr. Morris for good reason, prior to or more than twelve months following a “change in control” (as defined in his employment agreement), Dr. Morris is entitled to receive his base salary that has accrued and to which he is entitled as of the termination date, to the extent consistent with Company policy, accrued but unused paid time off through and including the termination date, unreimbursed business expenses for which expenses he has timely submitted appropriate documentation, and other amounts or benefits to which he is entitled in accordance with the terms of the benefit plans then-sponsored by us, which we refer to collectively as the Morris Accrued Obligations. In addition, subject to his execution and nonrevocation of a release of claims in our favor, Dr. Morris is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 12 months and (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 12 months following his date of termination.

In the event of the termination of Dr. Morris’s employment by us without cause, or by Dr. Morris for good reason, within twelve months following a change in control, he is entitled to receive the Morris Accrued Obligations. In addition, subject to his execution and nonrevocation of a release of claims in our favor, he is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 12 months, (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 12 months following his date of termination, (3) a lump sum payment equal to 100% of his target bonus for the year in which his employment is terminated or, if higher, his target bonus immediately prior to the change in control and (4) full vesting acceleration of any then-unvested equity awards that vest based solely based on the passage of time held by Dr. Morris, such that any such equity awards held by him become fully exercisable or non-forfeitable as of the termination date.

If Dr. Morris’s employment is terminated for any other reason, including as a result of his death or disability, for cause, or voluntarily by him without good reason, our obligations under the employment agreement cease immediately, and he is only entitled to receive the Morris Accrued Obligations.

2018 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our Named Executive Officers as of December 31, 2018.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($) (9)
Ilan Ganot	-	193,000	(1)	37.89	July 25, 2028
Alvaro Amorrortu	-	134,657	(2)	26.23	February 14, 2028
						8,824	(3)	236,483
						23,760	(4)	636,768
						13,243	(5)	354,912
						19,268	(6)	516,382
Carl Morris	-	203,858	(2)	26.23	February 14, 2028
						17,280	(7)	463,104
						26,514	(8)	710,575

(1)	This option was granted on July 25, 2018 under the 2018 Plan and is subject to vesting in equal annual installments over four years from the vesting start date through and including July 25, 2022.
(2)

This option was granted on February 14, 2018 under the 2018 Plan and is subject to vesting in equal annual installments over four years from the vesting start date through and including February 14, 2022.

(3)

Consists of restricted stock awards granted under our Solid Biosciences, LLC Amended and Restated Equity Incentive Plan. The grant was made on November 30, 2015, vested as to 25% on the first anniversary of the vesting start date and is subject to equal monthly vesting installments thereafter through and including November 30, 2019.

(4)

Consists of restricted stock awards granted pursuant to the Solid GT, LLC limited liability agreement adopted by the members of such company. The grant was made on November 30, 2015, vested as to 25% on the first anniversary of the vesting start date and is subject to equal monthly vesting installments thereafter through and including November 30, 2019.

(5)

Consists of restricted stock awards granted under our Solid Biosciences, LLC Amended and Restated Equity Incentive Plan. The grant was made on September 12, 2017, vested as to 25% on the first anniversary of the vesting start date and is subject to equal monthly vesting installments thereafter through and including September 12, 2021.

(6)

Consists of restricted stock awards granted under our Solid Biosciences, LLC Amended and Restated Equity Incentive Plan. The grant was made on December 17, 2017, vested as to 25% on the first anniversary of the vesting start date and is subject to equal monthly vesting installments thereafter through and including January 30, 2022.

(7)

Consists of restricted stock awards granted under our Solid Biosciences, LLC Amended and Restated Equity Incentive Plan. The grant was made on September 1, 2015 and is subject to vesting in equal annual installments over four years from the vesting start date through and including September 1, 2019.

(8)

Consists of restricted stock awards granted under our Solid Biosciences, LLC Amended and Restated Equity Incentive Plan. The grant was made on March 30, 2017, vested as to 25% on the first anniversary of the vesting start date and is subject to equal semi-annual vesting installments thereafter through and including March 30, 2021.

(9)	Calculated based on the closing market price of our common stock on December 31, 2018.

On January 23, 2019, we granted a stock option to Mr. Ganot for the right to buy 155,000 shares of our common stock, a stock option to Mr. Amorrortu for the right to buy 60,000 shares of our common stock and a stock option to Dr. Morris for the right to buy 60,000 shares of our common stock. The options have an exercise price of $22.93 per share, vest in four equal installments beginning on January 23, 2020 and expire on January 23, 2029.

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

Non-employee director compensation

During 2018, we did not provide any compensation to Mr. Ganot, our President and Chief Executive Officer, for his service as a member of our board. Mr. Ganot’s compensation as an executive officer is set forth above under “Executive Compensation-2018 Summary Compensation Table.”

Non-employee director compensation is set by our board of directors at the recommendation of our compensation committee. In 2018, the compensation committee retained Radford, an AON Hewitt company, to assist in assessing our non-employee director compensation program and provide recommendations in order to establish the compensation program.

Under our current director compensation program, we pay our non-employee directors a cash retainer for their service on the board of directors and for their service on each committee of which the director is a member. The chairs of each committee receive higher retainers for such service. These fees are payable in arrears in equal semi-annual installments not later than the 15th business day following the end of the second and fourth calendar quarters, provided that the amount of such payment will be prorated for any portion of such semi-annual period that the director is not serving on the board, on such committee or in such position, and no fee shall be payable in respect of any period prior to the completion of our initial public offering. The fees paid to non-employee directors for their service on the board of directors and for their service on each committee of the board of directors of which the director is a member are as follows:

Committee	Member Annual Fee	Chairperson Incremental Annual Fee
Board of Directors	$35,000	$35,000
Audit Committee	7,500	7,500
Clinical Committee	7,500	7,500
Compensation Committee	5,000	5,000
Nominating and Governance Committee	4,000	4,000

In his role as chairman of the board, Dr. Zarur was paid cash compensation for fiscal year 2018 in the amount of $225,000 and, pursuant to our director compensation program described above, will be paid cash compensation of $70,000 in the aggregate annually starting in fiscal year 2019. The compensation arrangements we have with Dr. Zarur for his services to us as a consultant are described below in Item 13, “Certain Relationships and Related Transactions, and Director Independence – Other arrangements.”

We also reimburse our non-employee directors for reasonable out-of-pocket business expenses incurred in connection with the performance of their duties as directors, including travel expenses in connection with their attendance in person at our board of director and committee meetings.

In addition, under our current director compensation program, each new non-employee director elected to our board of directors receives an option to purchase 20,000 shares of our common stock under our 2018 Plan. Each of these options vest in equal annual installments over a three-year period measured from the date of grant, subject to the director’s continued service as a director.  Further, on the date of our annual meeting of stockholders, each non-employee director that has served on our board of directors for at least six months prior to such annual meeting receives an option to purchase 10,000 shares of our common stock under our 2018 Plan. Each of these options vest in full on the earlier to occur of the one-year anniversary of the grant date and immediately prior to our first annual meeting of stockholders occurring after the grant date, subject to the director’s continued service as a director.  All options granted to our non-employee directors under our director compensation program will be issued at exercise prices equal to the fair market value of our common stock on the date of grant and will become exercisable in full in the event of a change in control.

This program is intended to provide compensation for our non-employee directors in a manner that enables us to attract and retain outstanding director candidates and reflects the substantial time commitment necessary to oversee our affairs.  We also seek to align the interests of our directors and our stockholders, and we have chosen to do so by compensating our non-employee directors with a mix of cash and equity-based compensation.

The table below shows the compensation paid to our non-employee directors during 2018.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)		All Other Compensation ($)	Total ($)
Andrey Zarur, Ph.D.	225,000	165,200	(3)	-	390,200
Gilad Hayeem (4)	-	-		-	-
Matthew Arnold	37,752	183,385	(5)	-	221,137
Martin Freed, M.D., F.A.C.P.	21,403	377,020	(6)	-	398,423
Robert Huffines	32,219	183,385	(5)	-	215,604
Adam Koppel, M.D., Ph.D.	48,719	183,385	(5)	-	232,104
Sukumar Nagendran, M.D.	11,034	393,461	(7)	-	404,495
Rajeev Shah	39,760	183,385	(5)	-	223,145
Adam Stone	44,186	183,385	(5)	-	227,571
Lynne Sullivan	49,710	183,385	(5)	-	233,095

(1)

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

(2)

As of December 31, 2018, our non-employee directors, or former directors in the case of Mr. Hayeem, held options to purchase shares of our common stock as follows: Dr. Zarur: 10,000 shares; Mr. Arnold: 10,000 shares; Dr. Freed: 20,000 shares; Mr. Huffines: 10,000 shares; Dr. Koppel: 10,000 shares; Mr. Hayeem: 0 shares; Dr. Nagendran: 20,000 shares; Mr. Shah: 10,000 shares; Mr. Stone: 10,000 shares; and Ms. Sullivan: 10,000 shares. As of December 31, 2018, our non-employee directors, or former directors in the case of Mr. Hayeem, held stock awards as follows: Dr. Zarur: 709,924 shares, including shares held directly and indirectly and Mr. Hayeem: 3,542,746 shares.

(3)	Consists of an option to purchase 10,000 shares of our common stock granted on December 13, 2018.
(4)	Mr. Hayeem resigned from his roles as president and as a member of our board in June 2018.
(5)	Consists of (i) an option to purchase 1,835 shares of our common stock granted on July 25, 2018 and (ii) an option to purchase 8,165 shares of our common stock granted on December 13, 2018.
(6)	Consists of (i) an option to purchase 3,669 shares of our common stock granted on July 25, 2018 and (ii) an option to purchase 16,331 shares of our common stock granted on December 13, 2018.
(7)	Consists of (i) an option to purchase 2,760 shares of our common stock granted on September 12, 2018 and (ii) an option to purchase 17,240 shares of our common stock granted on December 13, 2018.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of February 15, 2019 by (i) each person whom we know to beneficially own more than 5% of our outstanding common stock (a “5% stockholder”), (ii) each director, (iii) each Named Executive Officer and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the address of each executive officer and director is c/o Solid Biosciences, 141 Portland Street, Fifth Floor, Cambridge, MA 02139.

The number of shares of common stock “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of our common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after February 15, 2019. The percentage of beneficial ownership in the table below is based on 35,422,915 shares of common stock deemed to be outstanding as of February 15, 2019.

Unless otherwise indicated below, and subject to community property laws where applicable, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Perceptive Life Sciences Master Fund LTD (1)	3,927,222	11.09%
Gilad Hayeem (2)	3,542,746	10.00%
Boxer Capital, LLC (3)	3,498,272	9.88%
Entities affiliated with RA Capital Management, LLC (4)	2,689,444	7.59%
BCLS SB Investco, LP (5)	1,989,444	5.62%
Biogen New Ventures Inc. (6)	1,772,464	5.00%
Named Executive Officers and Directors:
Ilan Ganot (7)	1,393,040	3.93%
Alvaro Amorrortu (8)	187,410	*
Carl Morris, Ph.D. (9)	162,509	*
Andrey Zarur, Ph.D. (10)	709,294	2.00%
Matthew Arnold	3,386,293	9.56%
Martin Freed, M.D., F.A.C.P.	-	*
Robert Huffines	-	*
Adam Koppel, M.D., Ph.D. (11)	1,989,444	5.62%
Sukumar Nagendran, M.D.	2,000	*
Rajeev Shah (4)	2,689,444	7.59%
Adam Stone (12)	-	*
Lynne Sullivan	-	*
All current directors and executive officers as a group (16 persons) (13)	11,096,779	31.20%

*	Less than one percent.
(1)

Consists of shares held by Perceptive Life Sciences Master Fund LTD, or the Master Fund.  Perceptive Advisors LLC is the investment manager to Master Fund and may be deemed to beneficially own the securities directly held by the Master Fund.  Joseph Edelman is the managing member of Perceptive Advisors LLC. Perceptive Advisors LLC and Mr. Edelman may be deemed to beneficially own the shares held by the Master Fund. The address of Perceptive is 51 Astor Place, 10th Floor, New York, NY 10003. Perceptive reports that it holds shared voting power and shared dispositive power with respect to all shares held by it. Based on information set forth in a Schedule 13G filed with the SEC on February 14, 2019.

(2)

All shares are held by DTMG Limited (“DTMG”), which is owned and controlled by Gilad Hayeem.  Mr. Hayeem and DTMG report that they hold shared voting power and shared dispositive power with respect to all shares held.  The address for Mr. Hayeem and DTMG is c/o Hunton Andrews Kurth LLP, Attn: Eric Markus, 2200 Pennsylvania Avenue, NW, Washington, DC 20037. In connection with estate planning activities, Mr. Hayeem sold units of the Company equivalent to approximately 353,050 shares to a sub-trust of an employee-benefit trust established by a former employer of Mr. Hayeem. Such sub-trust has as its beneficiaries Mr. Hayeem and his family. Because Mr. Hayeem does not exercise investment or voting control of the shares held by such sub-trust, such shares do not appear in the table above. Based on information set forth in a Schedule 13G filed with the SEC on February 14, 2019 and on information provided to us by Mr. Hayeem

(3)

Boxer Capital LLC and Boxer Management Inc. beneficially own 3,498,272 shares, and they report that they hold shared voting power and shared dispositive power with respect to these shares. Braslyn Ltd beneficially owns 11,488 shares and reports that it holds shared voting power and shared dispositive power with respect to these shares. Joe Lewis beneficially owns 3,509,760 shares and reports that he holds shared voting power and shared dispositive power with respect to these shares. MVA Investors, LLC beneficially owns 30,210 shares and reports that it holds sole voting power and sole dispositive power with respect to these shares. Braslyn, Boxer Capital, Boxer Management, Joe Lewis and MVA Investors may be deemed to beneficially own 3,539,970 shares.  The address of Boxer Capital LLC and MVA Investors, LLC is 11682 El Camino Real, Suite 320, San Diego, CA 92130. The address of Boxer Management, Braslyn and Joe Lewis is Cay House, EP Taylor Drive N7776, Lyford Cay, New Providence, Bahamas. Based on information set forth in a Schedule 13G filed with the SEC on February 14, 2019.

(4)

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

(5)

Consists of shares held by BCLS SB Investco, LP (“BCLS”),. The governance, investment strategy and decision-making process with respect to investments held by BCLS is directed by Bain Capital Life Sciences Investors, LLC, whose managers are Jeffrey Schwartz and Adam Koppel, a member of our board of directors. As a result, each of Bain Capital Life Sciences Investors, LLC, Mr. Schwartz and Dr. Koppel may be deemed to share voting and dispositive power over the shares held by BCLS. The address of BCLS is c/o Bain Capital Life Sciences, LP, 200 Clarendon Street, Boston, Massachusetts 02116.

(6)

Consists of shares held by Biogen New Ventures Inc. and Biogen Inc. The address of Biogen New Ventures Inc. and Biogen Inc. is 225 Binney Street, Cambridge, MA 02142.  Biogen New Ventures Inc. and Biogen Inc. report that they hold shared voting power and shared dispositive power with respect to all shares held. Based on information set forth in a Schedule 13G filed with the SEC on February 14, 2019.

(7)

Consists of (a) 1,041,495 shares held by Mr. Ganot as an individual, (b) 60,631 shares held by Mr. Ganot and Ms. Ganot as joint tenants with right of survivorship and (c) 290,914 shares held by Mr. Adam Ganot and Ms. Ganot, as trustees for the Ilan Ganot 2017 Irrevocable Trust.

(8)

Consists of (a) 167,046 shares of common stock owned by Mr. Amorrortu and (b) 33,664 shares of common stock underlying options held by Mr. Amorrortu that are exercisable as of February 15, 2019 or will become exercisable within 60 days after such date.

(9)

Consists of (a) 111,545 shares of common stock owned by Dr. Morris and (b) 50,964 shares of common stock underlying options held by Dr. Morris that are exercisable as of February 15, 2019 or will become exercisable within 60 days after such date.

(10)	Consists of (a) 691,105 shares held by Mr. Zarur as an individual and (b) 18,189 shares held by Mr. Zarur’s wife.
(11)

Consists of shares held by BCLS. Dr. Koppel is a manager of Bain Capital Life Sciences Investors, LLC and as a result, by virtue of the relationships described in footnote (5) above, may be deemed to share beneficial ownership of the shares held by BCLS. The address of Dr. Koppel is c/o Bain Capital Life Sciences, LP, 200 Clarendon Street, Boston, Massachusetts 02116.

(12)

Mr. Stone is Chief Investment Officer of Perceptive Advisors LLC. Mr. Stone disclaims beneficial ownership of the shares held by Perceptive. The address of Mr. Stone is 51 Astor Place, 10th Floor, New York, NY 10003.

(13)	Includes 139,525 shares of common stock underlying options that are exercisable as of February 15, 2019 or will become exercisable within 60 days after such date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2018.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,153,198	$28.73	3,847,802
Equity compensation plans not approved by security holders	-	-	-
Total	1,153,198	$28.73	3,847,802

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to the executive officer and director compensation arrangements discussed above under “Compensation of our executive officers and directors,” we describe transactions since January 1, 2018 to which we have been or will be a participant, in which the amount involved in the transaction exceeds or will exceed $120,000 and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or 5% Security Holders, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Limited liability company agreement of Solid Biosciences, LLC

Solid Biosciences, LLC was party to a limited liability company agreement, or the LLC Agreement with its members that terminated upon the Corporate Conversion. Under the terms of the LLC Agreement, Series A Common Unit holders were entitled to designate two individuals to serve on our board of managers. Pursuant to this provision, the two board appointees were Mssrs. Arnold and Huffines. Mr. Huffines is an employee of J.P. Morgan Securities LLC, a participating underwriter in our initial public offering. An affiliate of J.P. Morgan Securities LLC owned in excess of 10% of our issued and outstanding common stock immediately prior to our initial public offering. See “Underwriting—Conflicts of Interest” in our prospectus filed with the SEC filed on January 29, 2018 for a description of services that the underwriters provided to us in connection with our initial public offering.

Corporate conversion

In connection with our Corporate Conversion, Solid Biosciences, LLC unitholders received 26,498,559 shares of common stock for all units held immediately prior to the Corporate Conversion. The existing units held by our executive officers, directors and 5% Security Holders were converted on the same basis as all other holders of such units.

As result of the Corporate Conversion, the holders of Series A Common Units of Solid Biosciences, LLC became holders of shares of our common stock.

Amended and restated registration rights agreement

We are party to an Amended and Restated Registration Rights Agreement, or the Registration Rights Agreement, dated March 29, 2017, with certain of our stockholders, or the Investors, which includes our 5% Security Holders and entities affiliated with certain of our directors. The Registration Rights Agreement provides the Investors the right, subject to certain conditions, to demand that we file a registration statement or to request that their shares be covered by a registration statement that we are otherwise filing.

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

Other arrangements

We employ Annie Ganot, one of our Co-Founders and the wife of Ilan Ganot, as Director, Patient Advocacy. Mr. Ganot is our CEO and a member of our board of directors. Ms. Ganot receives an annual salary and bonus payments of less than $200,000.

In respect of his services as a consultant to us for the three years ended December 31, 2018, on January 2, 2019, we granted Dr. Zarur an option to purchase 100,000 shares of our common stock.  In respect of his services as a consultant to us for the year ending December 31, 2019, (i) on January 2, 2019, we granted Dr. Zarur an option to purchase 10,000 shares of our common stock, and (ii) we will pay him $100,000.

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

Our board of directors has determined that all members of the board of directors, except Ilan Ganot and Andrey Zarur, are independent directors, as defined under applicable Nasdaq rules. In making such determination, our board of directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our common stock by each non-employee director.  Our board of directors previously made a determination that Gilad Hayeem, who served as a member of our board of directors until June 2018, was not an independent director.

Our board of directors has determined that the composition of our committees currently complies with all applicable independence requirements of Nasdaq and the rules and regulations of the SEC.

Item 14.	Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us by PwC for the fiscal years ended December 31, 2018 and 2017:

	2018	2017
Audit fees	$698,300	$1,234,500
Audit-related fees	20,000	-
Tax fees	75,158	131,727
All other fees	2,756	1,800
Total	$796,214	$1,368,027

The services rendered by PwC in connection with the fees presented above were as follows:

Audit Fees

Audit fees consist of amounts for professional services rendered for audit and quarterly reviews of our financial statements and review of our registration statement on Form S-1.

Audit-Related Fees

Audit-related fees consist of amounts for professional services rendered related to the implementation of an accounting standard in the year prior to its adoption.

Tax Fees

Tax fees consist of fees for professional services related to tax compliance and consultations.

All other fees

All other fees include license fees for web-based accounting research tools.

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

2.2	Plan of Conversion, dated January 25, 2018 (incorporated by reference to Exhibit 2.2 to the Annual Report on Form 10-K filed on March 29, 2018).

2.3

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

10.2*†	Employment Agreement, dated as of January 25, 2019, by and between Solid Biosciences Inc. and Ilan Ganot.

10.3*†	Employment Agreement, dated as of January 25, 2019, by and between Solid Biosciences Inc. and Alvaro Amorrortu

10.4*†	Employment Agreement, dated as of January 25, 2019, by and between Solid Biosciences Inc. and Carl Morris. Ph.D.

10.5†

Solid Biosciences, LLC Amended and Restated Equity Incentive Plan and form of unit restriction agreement (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 29, 2018).

10.6†	Solid Biosciences Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on January 29, 2018).

10.7*†	Form of Incentive Stock Option Agreement under 2018 Omnibus Incentive Plan.

10.8*†	Form of Nonqualified Stock Option Agreement under 2018 Omnibus Incentive Plan.

10.9†	Form of Restricted Stock Agreement under 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.10#

Exclusive Patent License Agreement, dated as of October 16, 2015, by and between Solid GT, LLC and the University of Washington (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.11#

Patent License Agreement, dated as of March 10, 2016, by and between Solid GT, LLC and the Regents of the University of Michigan (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 16, 2018).

10.12#

License Agreement, dated as of October 15, 2015, by and between Solid GT, LLC and The Curators of the University of Missouri (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 16, 2018).

10.13#

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

10.15#

License Agreement, dated as of August 3, 2017, by and between Solid Biosciences, LLC and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.16

First Amendment to Patent License Agreement, dated as of March 15, 2017, by and between Solid GT, LLC and the Regents of the University of Michigan (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 16, 2018).

10.17	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.18	Sublease, dated as of January 30, 2018, by and between Solid Biosciences, LLC and Twitter, Inc. (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on March 29, 2018).

10.19

Lease Agreement, dated as of December 22, 2017, by and between Solid Biosciences, LLC and ARE-MA Region No. 59, LLC (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on March 29, 2018).

10.20*†	Summary of Non-Employee Director Compensation Program.

21.1*	Subsidiaries of Solid Biosciences Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted as to certain portions, which portions the Registrant has omitted and filed separately with the SEC.
Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLID BIOSCIENCES INC.

Date: March 13, 2019	By:	/s/ Ilan Ganot
Ilan Ganot President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Ilan Ganot Ilan Ganot	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2019

/s/ Jennifer Ziolkowski Jennifer Ziolkowski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2019

/s/ Andrey Zarur, Ph.D. Andrey Zarur, Ph.D.	Chairman of the Board	March 13, 2019

/s/ Matthew Arnold Matthew Arnold	Director	March 13, 2019
/s/ Martin Freed Martin Freed	Director	March 13, 2019

/s/ Robert Huffines Robert Huffines	Director	March 13, 2019

/s/ Adam Koppel Adam Koppel, M.D., Ph.D.	Director	March 13, 2019
/s/ Sukumar Nagendran Sukumar Nagendran	Director	March 13, 2019

/s/ Rajeev Shah Rajeev Shah	Director	March 13, 2019

/s/ Adam Stone Adam Stone	Director	March 13, 2019

/s/ Lynne Sullivan Lynne Sullivan	Director	March 13, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Solid Biosciences Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solid Biosciences Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive loss, of preferred units and stockholders’/members’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 13, 2019

We have served as the Company’s auditor since 2017.

SOLID BIOSCIENCES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$86,366	$52,080
Available-for-sale securities	36,098	17,014
Prepaid expenses and other current assets	6,175	1,499
Restricted cash	-	65
Total current assets	128,639	70,658
Property and equipment, net	10,422	2,429
Other non-current assets	209	-
Restricted cash	327	-
Deferred offering costs	-	3,106
Total assets	$139,597	$76,193
Liabilities, Preferred Units and Stockholders' / Members' Equity / (Deficit)
Current liabilities:
Accounts payable	$3,691	$5,066
Accrued expenses	8,235	5,972
Current portion of capital lease obligations	173	-
Other current liabilities	382	233
Total current liabilities	12,481	11,271
Capital lease obligations, net of current portion	859	-
Other non-current liabilities	1,074	-
Total liabilities	14,414	11,271
Commitments and Contingencies (Note 13)
Series 2 Senior Preferred Units, no units authorized at December 31, 2018 and 4,886,000 units authorized at December 31, 2017; no units issued and outstanding at December 31, 2018 and 4,886,000 units issued and outstanding at December 31, 2017	-	55,002
Series 1 Senior Preferred Units, no units authorized at December 31, 2018 and 2,500,000 units authorized at December 31, 2017; no units issued and outstanding at December 31, 2018 and 2,500,000 units issued and outstanding at December 31, 2017	-	25,000
Junior Preferred Units, no units authorized at December 31, 2018 and 4,414,356 units authorized at December 31, 2017; no units issued and outstanding at December 31, 2018 and 4,414,356 units issued and outstanding at December 31, 2017	-	44,177
Stockholders’ / Members’ Equity / (Deficit):
Series A, B, C and D Common Units, no units authorized at December 31, 2018 and 20,189,509 units authorized at December 31, 2017; no units issued and outstanding at December 31, 2018 and 19,438,552 units issued and outstanding at December 31, 2017	-	65,014
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2018 and no shares authorized at December 31, 2017; no shares issued and outstanding at December 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2018 and no shares authorized at December 31, 2017; 35,432,460 shares issued and outstanding at December 31, 2018 and no shares issued and outstanding at December 31, 2017	35	-
Additional Paid-in Capital	324,209
Accumulated other comprehensive loss	(5)	(13)
Accumulated deficit	(199,056)	(124,258)
Total stockholders'/members’ equity/(deficit)	125,183	(59,257)
Total liabilities, preferred units and stockholders'/members’ equity	$139,597	$76,193

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$-	$-	$-
Operating expenses:
Research and development	57,965	39,905	20,116
General and administrative	17,722	14,952	5,460
Total operating expenses	75,687	54,857	25,576
Loss from operations	(75,687)	(54,857)	(25,576)
Other income (expense):
Revaluation of preferred unit tranche rights	-	459	1,163
Interest income	619	219	369
Other income	270	1,001	271
Total other income (expense), net	889	1,679	1,803
Net loss	$(74,798)	$(53,178)	$(23,773)
Net loss attributable to non-controlling interest	-	(1,060)	(2,234)
Net loss attributable to Solid Biosciences Inc.	$(74,798)	$(52,118)	$(21,539)
Decretion (accretion) of preferred units to redemption value	-	(959)	4,309
Redemption of preferred units	-	15,685	-
Redemption of redeemable interest from non-controlling interest in Solid GT	-	(1,925)	-
Net loss attributable to common stockholders	$(74,798)	$(39,317)	$(17,230)
Net loss per share attributable to common stockholders, basic and diluted	$(2.25)	$(2.88)	$(10.14)
Weighted average common stock outstanding, basic and diluted	33,262,597	13,649,485	1,698,904

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(74,798)	$(53,178)	$(23,773)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	8	(36)	33
Comprehensive loss	(74,790)	(53,214)	(23,740)
Comprehensive loss attributable to non-controlling interest	-	(1,060)	(2,234)
Comprehensive loss attributable to Solid Biosciences Inc.	$(74,790)	$(52,154)	$(21,506)

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY/(DEFICIT)

(In thousands except for share data)

	Redeemable Preferred Units	Amount	Series 2 Senior Preferred Units	Amount	Series 1 Senior Preferred Units	Amount	Junior Preferred Units	Amount	Series A, B, C and D Common Units	Amount	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Members’/ Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)
Balance at December 31, 2016	17,100,000	$71,649	-	-	-	-	-	-	5,123,917	$558	-	-	-	$23	$(84,941)	$(84,360)	$46,474	$(37,886)
Issuance of Series 1 senior preferred units, net of issuance costs of $500 and tranche right of $459	-	-	-	-	2,500,000	$24,041	-	-	-	-	-	-	-	-	-	-	-	-
Accretion of Series 1 senior preferred units to redemption value	-	-	-	-	-	959	-	-	-	-	-	-	-	-	(959)	(959)	-	(959)
Redemption of preferred units	-	(15,685)	-	-	-	-	-	-	-	-	-	-	-	-	15,685	15,685	-	15,685
Equity-based compensation	-	-	-	-	-	-	-	-	-	5,030	-	-	-	-	-	5,030	300	5,330
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(52,118)	(52,118)	(1,060)	(53,178)
Issuance of Series B common units in exchange for Series A common units	-	-	-	-	-	-	-	-	(1,301,520)	-	-	-	-	-	-	-	-	-
Issuance of Series D common units in exchange for Series A common units	-	-	-	-	-	-	-	-	(160,954)	-	-	-	-	-	-	-	-	-
Issuance of Series A common units in exchange for redeemable preferred units	(17,100,000)	(55,964)	-	-	-	-	-	-	12,219,299	55,964	-	-	-	-	-	55,964	-	55,964
Issuance of junior preferred units in redemption of Class D non-controlling interest in Solid GT	-	-	-	-	-	-	4,414,356	$44,177	-	-	-	-	-	-	(1,925)	(1,925)	(42,252)	(44,177)
Issuance of Series C common units in exchange for Class B non-controlling interest in Solid GT	-	-	-	-	-	-	-	-	1,635,916	2,053	-	-	-	-	-	2,053	(2,053)	-
Issuance of Series D common units in exchange for Class C non-controlling interest in Solid GT	-	-	-	-	-	-	-	-	1,083,205	1,409	-	-	-	-	-	1,409	(1,409)	-
Issuance of Series D common units	-	-	-	-	-	-	-	-	838,689	-	-	-	-	-	-	-	-	-
Issuance of Series 2 senior preferred units,			4,886,000	$55,002
Unrealized loss on available for sale securities	-	-	-	-	-	-	-	-	-	-	-	-	-	(36)	-	(36)	-	(36)
Balance at December 31, 2017	-	-	4,886,000	$55,002	2,500,000	$25,000	4,414,356	$44,177	19,438,552	$65,014	-	$-	$-	$(13)	$(124,258)	$(59,257)	-	$(59,257)
Conversion of units into shares of common stock	-	-	(4,886,000)	(55,002)	(2,500,000)	(25,000)	(4,414,356)	(44,177)	(19,429,620)	(65,180)	26,498,559	26	189,333	-	-	124,179	-	124,179
Issuance of common stock upon initial public offering, net of issuance costs of $4,592	-	-	-	-	-	-	-	-	-	-	8,984,375	$9	129,087	-	-	129,096	-	129,096
Equity-based compensation	-	-	-	-	-	-	-	-	-	166			5,789	-	-	5,955	-	5,955
Net loss	-	-	-	-	-	-	-	-	-	-				-	(74,798)	(74,798)	-	(74,798)
Repurchase of common units/ shares of common stock	-	-	-	-	-	-	-	-	(8,932)	-	(50,474)	-	-	-	-	-	-	-
Unrealized gain on available for sale securities	-	-	-	-	-	-	-	-	-	-	-	-	$-	8	-	8	-	8
Balance at December 31, 2018	-	-	-	$-	-	-	-	$-	-	$-	35,432,460	$35	$324,209	$(5)	$(199,056)	$125,183	$-	$125,183

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(74,798)	$(53,178)	$(23,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount)/premium on available-for-sale securities	(90)	206	505
Equity-based compensation expense	5,955	5,330	1,470
Depreciation expense	1,566	448	56
(Gain) / loss on sale of property and equipment	4	-	-
Loss (gain) from revaluation of preferred unit tranche right	-	(459)	(1,163)
Changes in operating assets and liabilities:
Proceeds from landlord lease incentive for tenant improvements	823	-	-
Prepaid expenses and other current assets	(4,930)	815	(2,005)
Accounts payable	(1,610)	1,579	2,213
Accrued expenses and other current liabilities	2,883	2,035	2,577
Net cash used in operating activities	(70,197)	(43,224)	(20,120)
Cash flows from investing activities:
Purchases of property and equipment	(7,776)	(2,276)	(392)
Proceeds from sales and maturities of available for sale securities	25,335	31,621	22,035
Purchases of available for sale securities	(44,321)	(18,897)	(25,695)
Net cash (used in) provided by investing activities	(26,762)	10,448	(4,052)
Cash flows from financing activities:
Proceeds from issuance of Series 1 Senior preferred units	-	24,500	-
Proceeds from issuance of Series 2 Senior preferred units	-	55,002	-
Payment of deferred offering costs	(2,168)	(2,424)	-
Proceeds from issuance of redeemable preferred units	-	-	3,420
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	133,688	-	-
Principal payments under capital lease obligation	(13)	-	-
Net cash provided by financing activities	131,507	77,078	3,420
Net increase (decrease) in cash, cash equivalents and restricted cash	34,548	44,302	(20,752)
Cash, cash equivalents, and restricted cash at beginning of period	52,145	7,843	28,595
Cash, cash equivalents, and restricted cash at end of period	$86,693	$52,145	$7,843
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A, B, C and D common units into shares of common stock	$65,180	-	-
Conversion of Series 2 Senior Preferred units into shares of common stock	$55,002	-	-
Conversion of Series 1 Senior Preferred units into shares of common stock	$25,000	-	-
Conversion of Junior Preferred units into shares of common stock	$44,177	-	-
Reclassification of preferred unit tranche liability to preferred units upon settlement	-	-	10,841
Decretion (accretion) to redemption value for redeemable preferred units	-	$(959)	$4,309
Redemption of preferred units	-	$15,685	-
Redemption of redeemable interest from non-controlling interest in Solid GT	-	$(1,925)	-
Deferred offering costs included in accounts payable and accrued expenses	-	$682	$47
Property and equipment included in accounts payable and accruals	$952	$265	$116
Property and equipment acquired through a capital lease	$1,023	-	-
Issuance of Series D common units in exchange for Series A common units	-	$638	-
Issuance of Series A common units in exchange for Redeemable preferred units	-	$55,964	-
Issuance of Junior preferred units upon redemption of Class D non-controlling interest in Solid GT	-	$44,177	-
Issuance of Series C common units in exchange for Class B non-controlling interest in Solid GT	-	$2,053	-
Issuance of Series D common units in exchange for Class C non-controlling interest in Solid GT	-	$1,409	-

The accompanying notes are an integral part of these consolidated financial statements.

 SOLID BIOSCIENCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

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

The Company’s mission is to cure Duchenne muscular dystrophy (“DMD”), a genetic muscle-wasting disease predominantly affecting boys. It is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. The Company’s lead product candidate, SGT-001, is a gene transfer under development to restore functional dystrophin protein expression in patients’ muscles. SGT-001 has been granted Rare Pediatric Disease Designation and Fast Track in the United States and Orphan Drug Designations in both the United States and European Union. The Company filed an Investigational New Drug application (“IND”) in September 2017 and initiated a Phase I/II for SGT-001 in the United States during the fourth quarter of 2017, which is called IGNITE DMD.

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

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2018, the Company has funded its operations primarily with proceeds from the sale of redeemable preferred units and member units and its recently completed initial public offering.

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of December 31, 2018, the Company had an accumulated deficit of $199,056. During the year ended December 31, 2018, the Company incurred a net loss of $74,798 and used $70,197 of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company currently expects that its cash, cash equivalents and available-for-sale securities of $122,464 will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, into early 2020.

In accordance with the requirements of ASC 205-40, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in its assessment of the Company’s ability to meet its obligations for the next twelve months. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, pre-clinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

Merger and Recapitalization in March 2017

The Company had historically owned 100% of the voting units of its wholly owned subsidiary, Solid GT, LLC (“Solid GT”), and the results of Solid GT were included in the Company’s consolidated financial statements. In November 2015, Solid GT issued voting units to new investors which decreased the Company’s voting ownership in Solid GT to 77%. The Company continued to consolidate the results of Solid GT into its financial statements as the Company owned a majority voting interest in Solid GT and directed the activities of Solid GT. However, because the Company controlled but owned less than 100% of Solid GT, the Company recorded a non-controlling ownership interest at its fair value at inception and recognizes the net loss or profit attributable to non-controlling interests in the consolidated statements of operations based on a profit and loss sharing arrangement between the Company and the non-controlling interests. The Company also presented the change in equity related to equity-based compensation issued to Solid GT employees by Solid GT, in non-controlling interest. See Note 12, Equity-Based Compensation, for additional information.

On March 29, 2017, the Company merged the operations of Solid GT into the Company and Solid GT ceased to exist as a legal entity. See Note 3, Merger and Recapitalization, for additional information.

The proportionate share of the loss attributed to the non-controlling interest amounted to $0, $1,060 and $2,234, for the years ended December 31, 2018, 2017 and 2016, respectively.

There was no non-controlling interest at December 31, 2018 and 2017.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of Solid Biosciences Inc. and its wholly owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Restricted Cash

The Company held restricted cash of $327 in separate restricted bank accounts as security deposits for the leases of the Company’s facilities as of December 31, 2018. The Company has included the restricted cash of $327 as a non-current asset as of December 31, 2018.

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

The Company classifies all of its investments as available-for-sale securities. The Company’s investments are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale debt securities are reported as a separate component of stockholders’/members’ equity/(deficit). The cost of debt securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the consolidated statement of operations. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the consolidated statement of operations. No such adjustments were necessary during the periods presented.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and available-for-sale securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company maintains each of its cash, cash equivalents and available-for-sale securities balances with high-quality and accredited financial institutions and accordingly, such funds are not exposed to significant credit risk. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Deferred Offering Costs

The Company capitalizes certain legal and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expense in the consolidated statements of operations. Deferred offering costs amounted to $0 at December 31, 2018 and $3,106 at December 31, 2017.
Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset. Laboratory equipment is depreciated over five years. Computer equipment is depreciated over three years. Computer software is depreciated over two years. Furniture and office equipment are depreciated over five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations. Equipment under capital lease is stated at fair value at the inception of the lease less accumulated depreciation. Equipment held under capital lease is depreciated over the remaining lease term or the estimated useful life of the equipment.

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

The Company classifies stock-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

Comprehensive Loss

Comprehensive loss includes net loss, as well as other changes in stockholders’/members’ equity/(deficit) that result from transactions and economic events other than those with members. The Company’s only element of other comprehensive income (loss) in all periods presented was unrealized gains (losses) from available-for-sale securities.

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

Funding from Charitable Organizations

The Company has received funding from charitable organizations to perform research and development services to identify therapies for people with DMD. The amounts received are recognized as services are performed and research expenses are incurred. These are included in other income in the consolidated statements of operations as the arrangement between the Company and the charitable organizations are not part of the Company’s on-going, major or central operations. Any amount received in advance of services performed is recorded in other current liabilities in the consolidated balance sheets if the services are expected to be performed within the next twelve months.

The Company recognized other income of $270, $1,001 and $271 for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in the consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASC 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted this standard in the first quarter of 2018 and its adoption did not have any impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents. The Company adopted this standard in the first quarter of 2018 and its adoption resulted in the inclusion of restricted cash in total cash and cash equivalents in the determination of changes in cash and cash equivalents in the Company’s consolidated statements of cash flows. The presentation of restricted cash on the consolidated balance sheet remains the same.

A reconciliation of the amounts from the cash flow statement to the balance sheet is as follows:

	December 31 2018	December 31 2017	December 31 2016
Cash and cash equivalents as presented on balance sheet	$86,366	$52,080	$7,678
Restricted cash, current, as presented on balance sheet	-	65	165
Restricted cash, non-current, as presented on balance sheet	327	-	-
Cash and cash equivalents and restricted cash as presented on cash flow statement	$86,693	$52,145	$7,843

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. ASU 2016-15 is effective on a retrospective basis. The Company adopted this standard in the first quarter of 2018 and the adoption of this standard did not have a material impact on the Company’s consolidated statements of cash flows.

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

The Company will adopt the new leasing standards on January 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. The Company has reviewed the existing lease contract and the impact of the new leasing standards on the consolidated results of operations, financial position and disclosures. Upon adoption of the new leasing standards, the Company expects to recognize a lease liability and related right of-use asset on the consolidated balance sheet within a range of approximately $4.5 million to $6.0 million. The impact of adoption of the new leasing standards will have an immaterial impact to the consolidated statements of income.

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

See Note 10, Redeemable Preferred Units, Series 2 and Series 1 Senior Preferred Units and Junior Preferred Units , for additional information.

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

(c)	Exchange of the Company’s existing Redeemable Preferred Units and Series A Common Units

In connection with the Merger and Recapitalization, the Company exchanged its existing Redeemable Preferred Units and Series A Common Units as follows:

•

17,100,000 Redeemable Preferred Units of the Company were exchanged for 12,219,299 Series A Common Units of the Company. See Note 10, Redeemable Preferred Units, Series 2 and Series 1 Senior Preferred Units and Junior Preferred Units, for additional information.

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

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$-	$54,423	$-	$54,423
Available for sale securities	-	36,098	-	$36,098
	$-	$90,521	$-	$90,521

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities	$-	$17,014	$-	$17,014

As of December 31, 2018 and 2017, the fair values of the Company’s available-for-sale securities were determined using level two inputs. At December 31, 2018 the portfolio consisted of U.S. government agency securities, corporate bond securities and commercial paper.  At December 31, 2017, the portfolio consisted of U.S. government agency securities and corporate bond securities. During the years ended December 31, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

5. Available-for-Sale Securities

As of December 31, 2018 and 2017, the fair value of available-for-sale debt securities by type of security was as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
U.S. government agency securities	$13,543	-	$(2)	$13,541
Corporate bond securities	12,860	2	(5)	$12,857
Commercial paper	9,700	-	-	$9,700
	$36,103	$2	$(7)	$36,098

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
U.S. government agency securities	$9,473	$-	$(7)	$9,466
Corporate bond securities	7,554	-	(6)	7,548
	$17,027	$-	$(13)	$17,014

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2017		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$17,027	$17,014	$36,103	$36,098
Total available-for-sale securities	$17,027	$17,014	$36,103	$36,098

The average maturity of the Company’s available-for-sale securities as of December 31, 2018 and 2017 and was approximately 0.3 years and 0.4 years, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2018	2017
Prepaid research and development expenses	$4,365	$951
Prepaid expenses and other assets	1,810	548
	$6,175	$1,499

7. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2018	2017
Furniture and fixtures	$187	$61
Laboratory equipment	5,998	2,338
Leasehold improvements	4,585	68
Computer equipment	166	77
Computer software	123	23
Construction in process	1,351	366
	12,410	2,933
Less accumulated depreciation	1,988	504
	$10,422	$2,429

Depreciation expense was $1,566, $448 and $56 for the years ended December 31, 2018, 2017, and 2016 respectively.

8. Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	December 31, 2018	December 31, 2017
Accrued research and development	$3,529	$1,855
Accrued compensation	3,534	2,033
Accrued other	1,172	2,084
	$8,235	$5,972

9. Preferred Unit Tranche Rights

Included in the terms of the Redeemable Preferred Unit Purchase Agreement and the Series 1 Senior Preferred Unit Purchase Agreement were Tranche Rights which obligated the investors to purchase additional preferred units under certain conditions. The Tranche Rights also provided the investors with the right to purchase these additional units. The Company concluded that the Tranche Rights met the definition of a freestanding financial instrument as the Tranche Rights were legally detachable and separately exercisable from the Redeemable Preferred Units and the Series 1 Senior Preferred Units. Therefore, the Company allocated the net proceeds to each Tranche Right and the Redeemable Preferred Units or the Series 1 Senior Preferred Units based on the fair value at the date of issuance with the remaining proceeds being allocated to the Redeemable Preferred Units or Series 1 Senior Preferred Units.

Through the final settlement date in October 2016, the Company estimated the fair value of the Redeemable Preferred Unit Tranche Right based on the probability of closing the tranches and the estimated future value of the Redeemable Preferred Units. The Redeemable Preferred Unit Tranche Right was recorded as a liability as the purchase price of the additional Redeemable Preferred Units was less than the estimated fair value of the Redeemable Preferred Units at the expected settlement date. Upon settlement, the Redeemable Preferred Unit Tranche Right was reclassified to Redeemable Preferred Units. In October 2016, the Redeemable Preferred Unit Tranche Right was settled and no Redeemable Preferred Unit Tranche Right was outstanding subsequent to October 2016.

The estimated fair value of the Series 1 Senior Preferred Unit Tranche Right was determined using a probability-weighted present value model that considered the probability of closing the tranche through achievement of the preclinical milestones, estimated to be 50% on the date of issue and the estimated future value of Series 1 Senior Preferred Units at closing. The Company converted future values to present value using a discount rate appropriate for probability adjusted cash flows. The estimates were based, in part, on subjective assumptions. Changes to these assumptions can have a significant impact on the fair value of the Series 1 Senior Preferred Unit Tranche Right. The Series 1 Tranche Right was settled in connection with the closing of the Series 2 Senior Preferred Unit financing on October 26, 2017.

A roll-forward of each tranche right is as follows:

	Redeemable Preferred Unit Tranche Right	Series 1 Senior Preferred Unit Tranche Right
Balance at December 31, 2015	$12,004	$-
Change in fair value	(1,163)	-
Reclassification to preferred units	(10,841)	-
Balance at December 31, 2016	-	-
Issuance	-	459
Change in fair value	-	(459)
Balance at December 31, 2017	-	-
Issuance	-	-
Change in fair value	-	-
Balance at December 31, 2018	$-	$-

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

Redeemable Preferred Units consisted of the following:

	Authorized	Issued and Outstanding	Carrying Value	Liquidation Preference
At December 31, 2016	60,000,000	17,100,000	$71,649	$55,746
At December 31, 2017	-	-	$-	$-
At December 31, 2018	-	-	$-	$-

The holders of the Redeemable Preferred Units had the following rights and preferences:

Tranche Right

The Redeemable Preferred Unit Tranche Right obligated the holders to purchase, and provided the holders with the right to purchase, additional Redeemable Preferred Units, under certain circumstances. The Redeemable Preferred unitholders purchased these additional units in 2016 and 2015. In October 2016, the Redeemable Preferred Unit Tranche Right was settled with the closing of the Redeemable Preferred Unit financing. See Note 9, Preferred Unit Tranche Rights, for additional information.

Redemption

The Redeemable Preferred Units were redeemable on or after December 27, 2022 at the option of the Redeemable Preferred unitholder. The Redeemable Preferred Units were redeemable at the fair market value on the redemption date.

Conversion

The Redeemable Preferred Units had no conversion rights.

Voting Rights

The holders of Redeemable Preferred Units were entitled to vote as a single class with the holders of the Series A Common Units on certain matters, including the election of managers, with each Redeemable Preferred Unit and Series A Common Unit carrying one vote per unit.

Distributions

The Company’s Board of Managers had authority to determine the amount, if any, of proceeds available for distribution to the unitholders. Prior to the conversion of the Redeemable Preferred Units on March 29, 2017, such proceeds were to be distributed in accordance with the following order of priority:

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

No distributions were made in 2018, 2017 or 2016.

Liquidation

In the event of any liquidation, dissolution, or winding-up of the Company, the assets of the Company would have been distributed in accordance with the same order of priority that applied to distributions.

Series 2 Senior Preferred Units

On October 26, 2017, the Company completed the sale of 4,886,000 Series 2 Senior Preferred Units at a price of $11.26 per unit resulting in net proceeds of $55,002.

Series 2 Senior Preferred Units consist of the following:

	Authorized	Issued and Outstanding	Carrying Value	Liquidation Preference	Common Units Issuable Upon Conversion
At December 31, 2017	4,886,000	4,886,000	$55,002	$55,002	4,886,000
At December 31, 2018	-	-	$-	$-	-

Series 1 Senior Preferred Units

On March 29, 2017, the Company issued 2,500,000 Series 1 Senior Preferred Units at an issuance price of $10.00 per unit for proceeds of $25,000. See Note 3, Merger and Recapitalization, for additional information.

Series 1 Senior Preferred Units consist of the following:

	Authorized	Issued and Outstanding	Carrying Value	Liquidation Preference	Common Units Issuable Upon Conversion
At December 31, 2017	2,500,000	2,500,000	$25,000	$25,000	2,500,000
At December 31, 2018	-	-	-	-	-

Junior Preferred Units

On March 29, 2017, 134,920 Solid GT Class D Units were exchanged for 4,414,356 Junior Preferred Units of the Company. See Note 3, Merger and Recapitalization, for additional information.

Junior Preferred Units consisted of the following:

	Authorized	Issued and Outstanding	Carrying Value	Liquidation Preference
At December 31, 2017	4,414,356	4,414,356	$44,177	$42,500
At December 31, 2018	-	-	$-	$-

The holders of the Series 1 and Series 2 Senior Preferred Units and Junior Preferred Units had the following rights and preferences:

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

Redemption

The Series 1 and Series 2 Senior Preferred Units were redeemable on or after March 29, 2022 at the option of the holder at a redemption price equal to the original purchase price of $10.00 and $11.26 per unit, respectively, plus any declared but unpaid distributions. The Company presented Series 1 and Series 2 Senior Preferred Units outside of permanent equity since the redemption of Series 1 and Series 2 Senior Preferred Units was outside the control of the Company.

The consent of the Junior Preferred unitholders along with Series 1 and Series 2 Senior Preferred unitholders could have effected a deemed liquidation event. Therefore, the Company presented the Junior Preferred Units outside of permanent equity.

Voting Rights

The holders of the Series 1 and Series 2 Senior Preferred Units and Junior Preferred Units were entitled to vote together, and not as separate classes, with each Series 1 and Series 2 Senior Preferred Unit, Junior Preferred Unit, Series A Common Unit and Series B Common Unit carrying one vote per unit.

Subject to maintaining certain ownership levels, the Series 1 and Series 2 Senior Preferred unitholders as a class were entitled to elect two of the nine board members while such units were outstanding. The Junior Preferred unitholders as a class are entitled to elect two of the nine board members while such units were outstanding.

Dividends

The holders of Series 1 and Series 2 Senior Preferred Units were entitled to an 8% annual dividend based on the Series 1 and Series 2 Senior Preferred Unit issuance price of $10.00 and $11.26 per unit, respectively, when and if declared by the Board of Managers. No dividends were declared or paid to Series 1 or Series 2 Senior Preferred unitholders.

The holders of the Junior Preferred Units were entitled to an 8% annual dividend based on the Junior Preferred Unit issuance price of $9.63 per unit, when and if declared by the Board of Managers. No dividends were declared or paid to Junior Preferred unitholders.

Distributions

The Company’s Board of Managers had authority to determine the amount, if any, of proceeds available for distribution. Such proceeds were to be distributed in accordance with the following order of priority:

•

First, the Series 2 Senior Preferred unitholders were entitled to an amount distributed, on a pro rata basis, equal to the Series 2 Senior Preferred Unit price of $11.26 per unit and any declared but unpaid Series 2 Senior Preferred dividends.

•

Second, the Series 1 Senior Preferred and the Junior Preferred unitholders were entitled to an amount distributed, on a pro rata basis, equal to the Series 1 Senior Preferred Unit price of $10.00 per unit and any declared but unpaid Series 1 Senior Preferred dividends and the Junior Preferred Unit price of $9.63 per unit and any declared but unpaid Junior Preferred dividends, respectively.

•

Third, the Series A, B, C and D Common unitholders were entitled to an amount distributed, on a pro rata basis, subject to certain limitations, until the cumulative amount distributed with respect to one Series A Common Unit, Series B Common Unit, Series C Common Unit and vested Series D Common Unit equaled the cumulative amount distributed to one Junior Preferred Unit.

•

Fourth, the Junior Preferred unitholders and the Series A, B, C and vested D Common unitholders were entitled to an amount distributed on a pro rata basis, subject to certain limitations, until the cumulative amount distributed with respect to one Junior Preferred Unit, Series A Common Unit, Series B Common Unit, Series C Common Unit and vested Series D Common Unit equaled the cumulative amount distributed to one Series 1 Senior Preferred Unit.

•

Fifth, the Series 1 and Series 2 Senior Preferred, the Junior Preferred and the Series A, B, C and vested D Common unitholders were entitled to participate on a pro rata basis in cumulative distributions, subject to certain limitations, in the remaining proceeds available for distribution.

As a result of the issuance of the Series 2 Senior Preferred Units on October 26, 2017, the Series 2 Senior Preferred unitholders were entitled to cumulative amounts distributed equal to the amount paid per unit for the Series 2 Senior Preferred Units and any declared but unpaid Series 2 Senior Preferred cumulative dividends, prior to and with priority over any distributions to any other unitholders. In addition, upon the issuance of the Senior Series 2 Preferred units, the holders of the Junior Preferred Units no longer shared pro rata in the order of distributions with the Senior Series 1 Preferred unitholders and were subordinate to distributions made to Series 1 Senior Preferred unitholders.

No distributions were made during the years ended December 31, 2018 and 2017.

Liquidation

In the event of any liquidation, dissolution, or winding-up of the Company, the assets of the Company would have been distributed in accordance with the same order of priority that applied to distributions.

Corporate Conversion

Immediately prior to the effectiveness of the Company’s registration statement on Form S-1, which occurred on January 25, 2018, the Company completed the Corporate Conversion whereby all the Series 1 and Series 2 Senior Preferred, Junior Preferred Units converted into shares of common stock.

11. Members’ Deficit

Series A, B, C and D Common Units

Series A, B, C and D Common Units consisted of the following:

	December 31, 2018
	Authorized	Issued and Outstanding	Carrying Value
Series A Common Units	-	-	$-
Series B Common Units	-	-	-
Series C Common Units	-	-	-
Series D Common Units	-	-	-
	-	-	$-

	December 31, 2017
	Authorized	Issued and Outstanding	Carrying Value
Series A Common Units	12,219,299	12,219,299	$55,964
Series B Common Units	3,258,480	3,258,480	3,613
Series C Common Units	1,635,916	1,635,916	2,053
Series D Common Units	3,075,814	2,324,857	3,384
	20,189,509	19,438,552	$65,014

	December 31, 2016
	Authorized	Issued and Outstanding	Carrying Value
Series A Common Units	20,000,000	5,123,917	$558

Series A Common Units

Founders Series A Common Units

On December 27, 2013, the Company issued 4,560,000 restricted Series A Common Units to its founders with time-based vesting conditions. Unvested units of Series A Common Units may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. At December 31, 2016 and 2015, 3,420,000 and 2,280,000 restricted Series A Common Units were vested, respectively. The aggregated intrinsic value of the restricted Series A Common Units that vested during the year ended December 31, 2016 was $3,306. There were no restricted Series A Common Units that vested during the years ended December 31, 2017 and 2018.

On March 29, 2017, in connection with the Merger and Recapitalization, the 4,560,000 founders’ restricted Series A Common Units were exchanged for 3,258,480 restricted Series B Common Units. All restricted Series B Common Units continued to vest pursuant to the original vesting terms under the restricted Series A Common Units agreements and the Company continued to recognize compensation expense over the related service period.

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

In addition, in connection with the exchange of the non-founders’ restricted Series A Common Units into restricted Series D Common Units, the Company recognized $140 of equity-based compensation expense for vested units, which represents the incremental fair value of the units before and after the Merger and Recapitalization. The Company will record additional compensation expense in the amount of $115 over the remaining vesting period of the Series D Common units of which $48 and $54 were recognized during the years ended December 31, 2017 and 2018, respectively.

The holders of the Series A, B, C and D Common Units were entitled to the following rights and priorities:

Voting Rights

Holders of Series A and B Common Units had the right to one vote per unit held by such member. The Series A Common unitholders as a class were entitled to elect two of the eight board members while such units are outstanding. The Series B Common unitholders as a class were entitled to elect three of the eight board members while such units are outstanding.

Holders of Series C and D Common Units did not have the right to vote for the election of board members.

Redemption

The Series A, B, C and D Common Units were not redeemable.

Distributions and Liquidation Preference

The holders of the Series A, B, C and D Common Units were entitled to participate in distributions after preferential distributions were made to the Series 1 and Series 2 Senior Preferred and Junior Preferred unitholders as follows:

•

The Series A, B, C and D Common unitholders were entitled to participate in distributions on a pro rata basis, subject to certain limitations, until the cumulative amount distributed with respect to one Series A Common Unit, Series B Common Unit, Series C Common Unit and vested Series D Common Unit equaled the cumulative amount distributed to one Junior Preferred Unit.

•

The Junior Preferred unitholders and the Series A, B, C and D Common unitholders were entitled to participate in distributions on a pro rata basis, subject to certain limitations, until the cumulative amount distributed with respect to one Junior Preferred Unit, Series A Common Unit, Series B Common Unit, Series C Common Unit and vested Series D Common Unit equaled the cumulative amount distributed to one Series 1 Senior Preferred Unit.

•

The Series 1 Senior Preferred, Junior Preferred unitholders and the Series A, B, C and D Common unitholders were entitled to participate in distributions on a pro rata basis, subject to certain limitations, until the cumulative amount distributed with respect to one Series 1 Senior Preferred Unit, Junior Preferred Unit, Series A Common Unit, Series B Common Unit, Series C Common Unit and vested Series D Common Unit equaled the cumulative amount distributed to one Series 2 Senior Preferred Unit.

•	All unitholders were entitled to participate on a pro rata basis in cumulative distributions, subject to certain limitations, in the remaining proceeds available for distribution.

No distributions were made to the Series A, B, C or D Common unitholders during the years ended December 31, 2018, 2017 and 2016.

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

The following table summarizes the Company’s stock option activity for the year ended December, 31 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	-	$-
Granted	1,185,207	28.51
Forfeitures	(32,009)	20.80
Outstanding at December 31, 2018	1,153,198	28.73
Vested and expected to vest as of December 31, 2018	1,153,198	28.73
Exercisable at December 31, 2018	-	$-

At December 31, 2018, the Company had an aggregate of $19,528 of unrecognized equity-based compensation cost related to stock options outstanding. Stock options outstanding as well as options vested and expected to vest are expected to be recognized over a weighted average period of 3.2 years and have an intrinsic value of $2,260 as of December 31, 2018.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

Year Ended December 31, 2018
Expected volatility	73.8% - 86.4%
Expected dividends	0.0%
Expected term (in years)	5.25 - 6.25
Risk-free rate	2.6% - 3.1%

The weighted average fair value of options to purchase shares of common stock granted during the year ended December 31, 2018 was $19.94.

Restricted Common Stock

In connection with the Company’s Corporate Conversion on January 25, 2018, all restricted Series B and D common units were converted to restricted shares of common stock. The following table summarizes the Company’s unvested restricted shares of common stock activity for the year ended December 31, 2018:

	Units	Weighted- Average Grant Date Fair Value
Unvested restricted Series D Common Units at December 31, 2017	1,404,265	$4.83
Vested units prior to Corporate Conversion	(66,019)	3.46
Forfeited units prior to Corporate Conversion	(8,932)	2.99
Unvested Series D Common Units at January 25, 2018 prior to Corporate Conversion	1,329,314	4.91
Conversion to restricted shares of common stock upon Corporate Conversion	1,128,182	5.79
Vested shares of Common Stock	(334,144)	4.51
Forfeited	(50,474)	4.99
Unvested restricted Series D Common Units at December 31, 2018	743,564	$6.40

The aggregate intrinsic value of restricted common units that vested during the years ended December 31, 2018, 2017, and 2016 were $8,721, $3,358, and $351 respectively.

At December 31, 2018, the Company had an aggregate of $4,466 of unrecognized equity-based compensation related restricted shares of common stock, which is expected to be recognized over a weighted average period of 1.3 years.

The Company recorded equity-based compensation expense related to all of its share and unit-based awards to employees and non-employees in the following captions within its consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016

	Year Ended December 31,
	2018	2017	2016
Research and development expenses	$4,180	$1,206	$1,262
General and administrative expenses	$1,775	$4,124	$208
	$5,955	$5,330	$1,470

13. Commitments and Contingencies

Operating Lease

In January 2018, the Company executed a lease agreement for lab space in Cambridge, Massachusetts. The lease consists of approximately 9,500 square feet with an initial term of five years with the option to extend the term for one additional two year term. The future minimum rent commitment for the initial five-year term is approximately $3,387. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In January 2018, the Company executed a lease agreement for office space in Cambridge, Massachusetts. The space serves as the Company’s corporate headquarters and consists of approximately 16,000 square feet. The term of the lease runs through February 2022. The future minimum rent commitment for the lease term is approximately $3,922. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

During the years ended December 31, 2018, 2017 and 2016, the Company recognized $2,524, $1,301 and $270, respectively, of rental expense related to office and laboratory space.

Future minimum lease payments for these operating leases as of December 31, 2018 amounted to $7,309.

Capital Lease

In November 2018, the Company entered into a 48-month capital lease for certain lab equipment to be used at its facility in Cambridge Massachusetts. The future minimum lease commitment for the lease term is approximately $1,313.

At December 31, 2018 the Company expects to make the following fixed and non-cancelable payments related to its operating and capital lease commitments:

Year Ending December 31,
2019	$2,210
2020	2,293
2021	2,332
2022	1,508
2023	278
Thereafter	-
Total	$8,621

Letter of Credit

The Company had outstanding letters of credit in the amounts of $327 and $65 at December 31, 2018 and 2017, respectively, which were required as a condition of the Company’s office and laboratory leases.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as executive officers or directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification arrangements.

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2018 and 2017.

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

On March 28, 2018, a purported stockholder of the Company, filed a putative class action complaint alleging violations of the federal securities laws, in the Business Litigation Section of the Superior Court of the Commonwealth of Massachusetts (Civil Action No. 1884-00984), against the Company, Ilan Ganot, Jennifer Ziolkowski, the Company’s directors and certain of the underwriters in the Company’s initial public offering. The plaintiff in this suit claims to represent purchasers of the Company’s common stock in or traceable to the Company’s January 25, 2018 initial public offering and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to the Company’s lead product candidate. On April 30, 2018, all defendants including the Company moved to stay the proceedings in favor of the prior-filed federal court securities class action. The plaintiff filed his opposition to this motion on May 14, 2018, and defendants filed a reply in support of their motion on May 24, 2018. After oral argument on June 13, 2018, the court issued an order on June 22, 2018 allowing the motion to stay and directing the parties to advise the court of the status of the federal court action every six months. On December 21, 2018, the parties filed a joint status report informing the court of the voluntary dismissal of the federal actions and of plaintiff’s intent to move to vacate the stay. The court has scheduled a status conference for June 24, 2019.

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

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. The Company is required to reimburse the University of Washington for costs incurred in applying for, prosecuting and maintaining patents and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. There were no milestones achieved during the years ended December 31, 2018 and 2016. The Company must also pay royalties of a low single digit percentage of future sales by the Company and its sublicensees of products developed under the licensed patent rights. In addition, the Company must pay an annual maintenance fee until certain milestones are achieved, at which time a minimum annual royalty requirement will replace such maintenance fee and will apply to the Company and its sublicensees.

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

The Company recorded research and development expense in the amount of $47, $135, and $0 for the years ended December 31, 2018, 2017 and 2016, respectively, under the agreement.

The University of Missouri License Agreement

In 2015, the Company entered into a license agreement with the Curators of the University of Missouri (the “University of Missouri”), a public corporation of Missouri, under which the Company obtained an exclusive, royalty-bearing, sublicensable, worldwide license under certain patent and patent applications owned by the University of Missouri relating to a novel synthetic microdystrophin gene to make, sell and distribute products for use in the treatment of DMD and related disease indications resulting from a lack of functional dystrophin.

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. The Company is required to reimburse the University of Missouri for costs incurred in applying for, prosecuting and maintaining the licensed patents and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones for each product developed based on the licensed patents. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. There were no milestones achieved during the years ended December 31, 2018 and 2016. The Company must pay a royalty of a low single digit percentage of future sales or by its sublicensees of products developed using the licensed patents. In addition, the Company must pay an annual maintenance fee until certain milestones are achieved, after which time a minimum annual royalty will replace such maintenance fee.

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

The Company recorded research and development expense in the amount of $10, $11, and $0 for the years ended December 31, 2018, 2017 and 2016, respectively, under the agreement.

The University of Michigan License Agreement

In 2016, the Company entered into a license agreement with the Regents of the University of Michigan, (the “University of Michigan”), a constitutional corporation of Michigan, under which the Company obtained an exclusive, royalty-bearing, sublicensable, worldwide license to make, sell and distribute products under certain patents owned by the University of Michigan related to microdystrophin and utrophin spectrin-like nucleic acid sequences for any use that, but for this agreement, would comprise an infringement of a valid claim included in the licensed patent rights.

In consideration for the rights granted by the agreement, the Company paid a one-time license fee and a separate fee to cover past patent prosecution costs, which the Company recorded as a research and development expense in 2016. The Company is required to reimburse the University of Michigan for costs incurred in applying for, prosecuting and maintaining patents, and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2018, 2017 and 2016. The Company must also pay a royalty of a low single digit percentage on future sales by the Company or its sublicensees of products developed using the licensed rights, with a minimum annual royalty after certain milestones are achieved. In addition, the Company must pay an annual maintenance fee in any year in which the minimum annual royalty is not reached.

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

The Company recorded and research and development expense in the amount of $35, $4 and $145 for the years ended December 31, 2018, 2017 and 2016, respectively, under the agreement.

Harvard College License Agreements

In 2016, the Company entered into a license agreement with the President and Fellows of Harvard College, (“Harvard College”), under which the Company obtained a non-exclusive, royalty-bearing, sublicensable, worldwide license to use certain intellectual property owned by Harvard College to develop, manufacture, and commercialize products for use in the treatment of DMD.

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2016. The Company is required to pay an annual license maintenance fee until certain milestones are achieved, after which time the annual maintenance fee will increase annually. Such annual maintenance fee will further increase if the Company grants certain rights to a sublicensee or strategic partner with whom the Company collaborates on the development and commercialization of licensed products. The annual maintenance fee is creditable against royalty payments. The Company also must pay a milestone payment within thirty days after achieving certain milestones. There were no milestones achieved during the years ended December 31, 2018, 2017 and 2016. The Company must pay a royalty of a low single digit percentage on future sales by the Company or its sublicensees of products developed using the licensed technology.

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

The Company recorded research and development expense in the amount of $20, $45 and $45 for the years ended December 31, 2018, 2017 and 2016, respectively, under the agreement.

In August 2017, the Company entered into another license agreement with Harvard College, under which the Company obtained a non-exclusive, royalty-bearing, sublicensable, worldwide license to use certain intellectual property owned by Harvard College to develop, manufacture, and commercialize products for use in the treatment of DMD.

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2017. The Company is required to pay an annual license maintenance fee until certain milestones are achieved, after which time the annual maintenance fee will increase annually. Such annual maintenance fee will further increase if the Company grants certain rights to a sublicensee or strategic partner with whom the Company collaborates on the development and commercialization of licensed products. The annual maintenance fee is creditable against royalty payments. The Company also must pay a milestone payment within thirty days after achieving certain milestones. There were no milestones achieved during the years ended December 31, 2018 and 2017. The Company must pay a royalty of a low single digit percentage on future sales by the Company or its sublicensees of products developed using the licensed technology.

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

The Company recorded research and development expense in the amount of $5 and $23 for the years ended December 31, 2018 and 2017, respectively, under the agreement.

Other License Agreements

In 2016, the Company entered into a license agreement with Life Technologies Corporation, (“Life Technologies”). In consideration for obtaining a non-exclusive, royalty-free, worldwide license to use certain technologies and associated know-how to develop product candidates, the Company paid a one-time, non-refundable license fee. This fee was recorded as a research and development expense in 2016. The license agreement will remain effective in perpetuity unless earlier terminated. Life Technologies has the right to terminate the agreement upon the Company’s material, uncured breach of the agreement or in the event that it determines that continued performance of the agreement may violate any laws. The Company is obligated to diligently pursue regulatory approval necessary for the development, manufacture and sale of the licensed products. The Company has the right to terminate the agreement at any time upon providing thirty days’ written notice to Life Technologies.

15. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows:

	Year Ended December 31,
	2018	2017	2016
Net loss	$(74,798)	$(53,178)	$(23,773)
Net loss attributable to non-controlling interest	-	(1,060)	(2,234)
Net loss attributable to Solid Biosciences Inc.	$(74,798)	$(52,118)	$(21,539)
Decretion (accretion) of preferred units to redemption value	-	(959)	4,309
Redemption of preferred units	-	15,685	-
Redemption of redeemable interest from non-controlling interest in Solid GT	-	(1,925)	-
Net loss attributable to common stockholders	$(74,798)	$(39,317)	$(17,230)

The denominator is as follows:

	Year Ended December 31
	2018	2017	2016
Weighted average common stock outstanding, basic and diluted	33,262,597	13,649,485	1,698,904

Net loss per share attributable to common stockholders, basic and diluted is as follows:

	Year Ended December 31,
	2018	2017	2016
Net loss per share attributable to common stockholders, basic and diluted	$(2.25)	$(2.88)	$(10.14)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2018	2017	2016
Options to purchase shares of common stock	1,153,198	-	-
Unvested shares of common stock	743,564	-	-
Series A common units	-	-	1,104,391
Series B common units	-	-	-
Series D common units	-	1,404,265	-
	1,896,762	1,404,265	1,104,391

16. Income Taxes

The Company recorded no tax benefit for the year ended December 31, 2018 for the net operating losses incurred due to its uncertainty of realizing a benefit from those items. The Company was not subject to federal and state income taxes for the year ended December 31, 2017 as it was organized as a limited liability company which was taxed as a partnership for U.S. tax purposes.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2018 is as follows:

December 31, 2018
Income tax computed at federal statutory tax rate	21.0%
State taxes, net of federal benefit	5.5%
Permanent differences	(0.8)%
Tax credits	9.2%
Loss taxed as a partnership	(1.7)%
Conversion to a C-Corporation	0.5%
Other	(0.1)%
Valuation allowance	(33.6)%
0.0%

The Company established deferred tax assets and liabilities on identified book to tax temporary differences as of the date of conversion to a C-corporation. Deferred income taxes reflect the net tax effects of these temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2018 are as follows:

December 31 2018
Deferred tax assets:
Tax loss carryforwards	$16,417
Tax credit carryforwards	6,903
Deferred expenses	372
Accrued expenses	935
Stock Compensation	856
Other	177
Total deferred tax assets	25,660
Depreciation	(406)
Valuation allowance	(25,254)
Net deferred taxes	$-

As of December 31, 2018, the Company has federal net operating loss carryforwards of $59,357 and tax credits of $6,349 which may be used to offset future federal income and tax liability, respectively. In addition, the Company has state net operating loss carryforwards of approximately $59,453 and tax credits of $702 which may be used to offset future state income and tax liability, respectively. The Company’s ability to utilize these federal and state carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of the deferred tax assets. The Company concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets. The Company had approximately $25,254 in valuation allowances recorded against its deferred tax assets as of December 31, 2018.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation 2018 tax year is open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

As of December 31, 2018, the Company did not have unrecognized tax benefits. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of December 31, 2018, no interest and penalties have been recorded.

17. Retirement Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the plan may be made at the discretion of the Company’s board of managers. The Company made no contributions to the plan during the years ended December 31, 2016, 2017 and 2018.

18. Selected Quarterly Financial Information (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2018 and 2017 are as follows:

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$-	$-	$-	$-
Operating expenses	15,973	18,178	19,150	22,386
Loss from operations	(15,973)	(18,178)	(19,150)	(22,386)
Net loss	(15,877)	(17,980)	(19,020)	(21,921)
Net loss attributable to Solid Biosciences Inc.	(15,877)	(17,980)	(19,020)	(21,921)
Net loss attributable to common stockholders	(15,877)	(17,980)	(19,020)	(21,921)
Net loss per share attributable to common stockholders	$(0.54)	$(0.52)	$(0.55)	$(0.63)

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per unit data)
Revenues	$-	$-	$-	$-
Operating expenses	14,113	11,887	13,696	15,161
Loss from operations	(14,113)	(11,887)	(13,696)	(15,161)
Net loss	(13,875)	(11,311)	(13,505)	(14,487)
Net loss attributable to Solid Biosciences, LLC	(12,815)	(11,311)	(13,505)	(14,487)
Net loss attributable to common unitholders	(14)	(11,311)	(13,505)	(14,487)
Net loss per unit attributable to common unitholders	$(0.01)	$(0.66)	$(0.79)	$(0.84)