Form 10-Q
period 2019-03-31
Solid Biosciences Inc.
filed 2019-05-13
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock $0.001 par value per share	SLDB	The Nasdaq Global Select Market

As of May 1, 2019, the registrant had 35,405,649 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$53,994	$86,366
Available-for-sale-securities	40,750	36,098
Prepaid expenses and other current assets	7,043	6,175
Total current assets	101,787	128,639
Property and equipment, net	11,995	10,422
Operating lease, right-of-use assets	5,916	—
Other non-current assets	209	209
Restricted cash	327	327
Total assets	$120,234	$139,597
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,352	$3,691
Accrued expenses and other current liabilities	7,409	8,235
Operating lease liabilities	1,278	—
Finance lease liabilities	178	173
Other current liabilities	355	382
Total current liabilities	14,572	12,481
Operating lease liabilities, excluding current portion	5,736	—
Finance lease liabilities, excluding current portion	813	859
Other non-current liabilities	—	1,074
Total liabilities	21,121	14,414
Commitments and contingencies (Note 10)
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at March 31, 2019 and December 31, 2018; 35,414,914 shares issued and outstanding at March 31, 2019 and 35,432,460 shares issued and outstanding at December 31, 2018	35	35
Additional paid-in capital	327,709	324,209
Accumulated other comprehensive gain (loss)	7	(5)
Accumulated deficit	(228,638)	(199,056)
Total stockholders’ equity	99,113	125,183
Total liabilities and stockholders’ equity	$120,234	$139,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$—	$—
Operating expenses:
Research and development	23,269	11,929
General and administrative	7,033	4,044
Total operating expenses	30,302	15,973
Loss from operations	(30,302)	(15,973)
Other income (expense):
Interest income	508	65
Other income	212	31
Total other income (expense), net	720	96
Net loss	$(29,582)	$(15,877)
Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(0.54)
Weighted average shares of common stock outstanding, basic and diluted	34,776,488	29,354,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(29,582)	$(15,877)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	12	(10)
Comprehensive loss	$(29,570)	$(15,887)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share / unit data)

	For the Three Months Ended March 31, 2019
	Series 2 Senior Preferred Units	Amount	Series 1 Senior Preferred Units	Amount	Junior Preferred Units	Amount	Series A, B, C and D Common Units	Amount	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	—	$—	—	$—	—	$—	—	$—	35,432,460	$35	$324,209	$(5)	$(199,056)	$125,183
Activity in Three-Month Period
Equity-based compensation	—	—	—	—	—	—	—	—	—		3,500	—	—	3,500
Net loss	—	—	—	—	—	—	—	—				—	(29,582)	(29,582)
Repurchase of shares of common stock	—	—	—	—	—	—	—	—	(17,546)	—	—	—	—	—
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	12	—	12
Balance at March 31 2019	—	$—	—	$—	—	$—	—	$—	35,414,914	$35	$327,709	$7	$(228,638)	$99,113

	For the Three Months Ended March 31, 2018
	Series 2 Senior Preferred Units	Amount	Series 1 Senior Preferred Units	Amount	Junior Preferred Units	Amount	Series A, B, C and D Common Units	Amount	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	4,886,000	$55,002	2,500,000	$25,000	4,414,356	$44,177	19,438,552	$65,014	—	$—	$—	$(13)	$(124,258)	$(59,257)
Activity in Three-Month Period
Conversion of units into shares of common stock	(4,886,000)	(55,002)	(2,500,000)	(25,000)	(4,414,356)	(44,177)	(19,429,620)	(65,180)	26,498,559	26	189,333	—	—	$124,179
Issuance of common stock upon initial public offering, net of issuance costs of $4,592	—	—	—	—	—	—	—	—	8,984,375	$9	129,087	—	—	$129,096
Equity-based compensation	—	—	—	—	—	—	—	166			653	—	—	$819
Net loss	—	—	—	—	—	—	—	—				—	(15,877)	$(15,877)
Repurchase of common units/ shares of common stock	—	—	—	—	—	—	(8,932)	—	(6,042)	—	—	—	—	$—
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	(10)	—	$(10)
Balance at March 31 2018	—	$—	—	$—	—	$—	—	$—	35,476,892	$35	$319,073	$(23)	$(140,135)	$178,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(29,582)	$(15,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount)/premium on available-for-sale securities	(148)	5
Equity-based compensation expense	3,500	819
Depreciation expense	596	227
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(707)	(641)
Accounts payable	1,666	(354)
Accrued expenses and other current and non-current liabilities	(1,252)	(1,351)
Net cash used in operating activities	(25,927)	(17,172)
Cash flows from investing activities:
Purchases of property and equipment	(1,953)	(1,001)
Proceeds from sale and maturities of available-for-sale securities	10,924	8,509
Purchases of available-for-sale securities	(15,416)	(9,119)
Net cash used in investing activities	(6,445)	(1,611)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	133,688
Payment of deferred offering costs	—	(1,975)
Net cash provided by financing activities	—	131,713
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,372)	112,930
Cash, cash equivalents, and restricted cash at beginning of period	86,693	52,145
Cash, cash equivalents, and restricted cash at end of period	$54,321	$165,075
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A, B, C and D common units into shares of common stock	$—	$65,180
Conversion of Series 2 Senior Preferred units into shares of common stock	$—	$55,002
Conversion of Series 1 Senior Preferred units into shares of common stock	$—	$25,000
Conversion of Junior Preferred units into shares of common stock	$—	$44,177
Deferred offering costs included in accounts payable	$—	$193
Property and equipment included in accounts payable and accruals	$1,043	$1,479
Operating lease liabilities arising from obtaining right-of-use asset	$1,629	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share / unit and per share / unit data)

1. Nature of the Business and Basis of Presentation

Nature of Business

Solid Biosciences Inc. (the “Company”) was organized in March 2013 under the name SOLID Ventures Management, LLC. In October 2013, the Company changed its name to Solid Ventures, LLC and in June 2015, the Company changed its name to Solid Biosciences, LLC.

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

The Company’s mission is to cure Duchenne muscular dystrophy (“DMD”), a genetic muscle-wasting disease predominantly affecting boys. It is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. The Company’s lead product candidate, SGT-001, is a gene transfer under development to restore functional dystrophin protein expression in patients’ muscles. SGT-001 has been granted Rare Pediatric Disease Designation and Fast Track in the United States and Orphan Drug Designations in both the United States and European Union.  The Company filed an Investigational New Drug application (“IND”) in September 2017 and initiated a Phase I/II clinical trial for SGT-001 in the United States during the fourth quarter of 2017, which is called IGNITE DMD.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through March 31, 2019, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units in private placements and its initial public offering.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of March 31, 2019, the Company had an accumulated deficit of $228,638. During the three months ended March 31, 2019, the Company incurred a net loss of $29,582 and used $25,927 of cash in operations. The Company has incurred recurring losses from operations since inception.  The Company expects to continue to generate operating losses in the foreseeable future. The Company currently expects that its cash, cash equivalents and available-for-sale securities of $94,744 as of March 31, 2019 will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, into early 2020.

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

In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements (condensed consolidated financial statements) include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Restricted Cash

The Company held restricted cash of $327 in separate restricted bank accounts as security deposits for leases of the Company’s facilities as of March 31, 2019 and December 31, 2018. The Company has included restricted cash of $327 as a non-current asset as of March 31, 2019 and December 31, 2018. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents as presented on balance sheet	$53,994	$86,366
Restricted cash, non-current, as presented on balance sheet	327	327
Cash and cash equivalents and restricted cash as presented on cash flow statement	$54,321	$86,693

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

The Company’s cash equivalents and available-for-sale securities are carried at fair value, determined according to the fair value hierarchy described above. See Note 3, Fair Value of Financial Assets and Liabilities, for additional information. The carrying values of the Company’s accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short-term nature of these liabilities.

Leases

At inception of a contract, the Company determines if a contract meets the definition of a lease. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company determines if the contract conveys the right to control the use of an identified asset for a period of time. The Company assesses throughout the period of use whether the Company has both of the following: (1) the right to obtain substantially all of the economic benefits from use of the identified asset and (2) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified asset. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the minimum future lease payments. The Company’s policy is to not record leases with an original term of twelve months or less on the condensed consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Certain lease agreements include rental payments that are adjusted periodically for inflation or other variables. In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. Such adjustments to rental payments and variable non-lease components are treated as variable lease payments and recognized in the period in which the obligation for these payments was incurred. Variable lease components and variable non-lease components are not measured as part of the right of use asset and liability. Only when lease components and their associated non-lease components are fixed are they accounted for as a single lease component and recognized as part of a right of use asset and liability. Total contract consideration is allocated to the combined fixed lease and non-lease components.

Equity-Based Compensation

In connection with the completion of the Company’s initial public offering, the Company adopted the 2018 Omnibus Incentive Plan, which provides for the issuance of share-based awards, including options to purchase common stock. The 2018 Omnibus Incentive Plan provides for the awarding of up to 5,001,000 shares of common stock for equity awards.

The Company measures all stock options and other stock-based awards granted to employees, directors and non-employees based on the fair value on the date of the grant and recognizes compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. The Company applies the straight-line method of expense recognition to all awards with only service-based vesting conditions. The Company has not issued any awards with performance-based vesting conditions. For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed.

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

Comprehensive Loss

Comprehensive loss includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders and members. The Company’s only element of other comprehensive loss in all periods presented was unrealized gains (losses) from available-for-sale securities.

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

The Company’s participating securities contractually entitle the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive.

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

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as of January 1, 2019 using the modified retrospective transition approach with no restatement of prior periods or cumulative adjustment to accumulated deficit. Upon adoption, the Company elected the package of transition practical expedients, which allowed the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also made an accounting policy election not to recognize leases with an initial term of 12 months or less within its condensed consolidated balance sheets and to recognize those lease payments on a straight-line basis in its condensed consolidated statements of operations and comprehensive loss over the lease term. Upon adoption of ASU 2016-02, the Company recognized operating lease, right-of-use assets of approximately $4.6 million and a corresponding operating lease liability of approximately $5.9 million, which are included in the Company’s condensed consolidated balance sheet. The adoption of ASU 2016-02 did not have any impact on the Company’s condensed consolidated statements of operations and comprehensive loss.

Recently Issued Accounting Pronouncements

In August 2018 the Financial Accounting Standards Board issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. This new standard will be effective for the Company on January 1, 2020. The Company does not expect that the adoption of this new standard will have a material impact on its disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$24,751	$—	$24,751
Available-for-sale securities	—	40,750	—	40,750
	$—	$65,501	$—	$65,501

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$54,423	$—	$54,423
Available-for-sale securities	—	36,098	—	36,098
	$—	$90,521	$—	$90,521

As of March 31, 2019 and December 31, 2018, the fair values of the Company’s available-for-sale debt securities, which consisted of U.S. government agency securities, commercial paper and corporate bond securities, were determined using Level 2 inputs. During the three months ended March 31, 2019 and the year ended December 31, 2018, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

4. Available-for-Sale Securities

As of March 31, 2019 and December 31, 2018, the fair value of available-for-sale securities by type of security was as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
U.S. government agency securities	$13,714	$1	$(1)	$13,714
Corporate bond securities	15,860	8	(1)	15,867
Commercial paper	11,169	—	—	11,169
	$40,743	$9	$(2)	$40,750

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
U.S. government agency securities	$13,543	$—	$(2)	$13,541
Corporate bond securities	12,860	2	(5)	12,857
Commercial paper	9,700	—	—	9,700
	$36,103	$2	$(7)	$36,098

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$40,743	$40,750	$36,103	$36,098
Total available-for-sale securities	$40,743	$40,750	$36,103	$36,098

The weighted average maturity of the Company’s available-for-sale securities as of March 31, 2019 and December 31, 2018 was approximately 0.2 years and 0.3 years, respectively.

5. Property and Equipment

Property and equipment consists of the following:

	March 31, 2019	December 31, 2018
Furniture and fixtures	$203	$187
Laboratory equipment	7,789	5,998
Leasehold improvements	4,667	4,585
Computer equipment	467	166
Computer software	356	123
Construction in process	1,097	1,351
	14,579	12,410
Less accumulated depreciation	2,584	1,988
	$11,995	$10,422

Depreciation expense was $596 for the three months ended March 31, 2019, and $227 for the three months ended March 31, 2018.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2019	December 31, 2018
Accrued research and development	$3,659	$3,529
Accrued compensation	536	3,534
Accrued other	3,214	1,172
	$7,409	$8,235

7. Equity-Based Compensation

In connection with the closing of the Company’s initial public offering, the board of directors and stockholders approved the 2018 Omnibus Incentive Plan, which provides for the reservation of 5,001,000 shares of common stock for equity awards. During the three months ended March 31, 2019, the Company granted options to employees and consultants for the purchase of 1,543,421 shares of common stock.

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
Research and development	$1,819	$632
General and administrative	1,681	187
Total	$3,500	$819

8. Income Taxes

During the three months ended March 31, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits and orphan drug credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amounts of its net deferred tax assets because, at March 31, 2019 and December 31, 2018, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of March 31, 2019 and December 31, 2018, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation 2018 tax year is open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

9. Leases

The Company leases  real estate, including laboratories and office space, and certain equipment related to its  research and development.  The Company’s leases have  remaining lease terms ranging from one to six years.  Certain leases include an option to renew, exercisable at the Company’s sole discretion, with renewal terms that can extend the lease for two years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, and therefore should be included in the calculation of the operating lease assets and operating lease liabilities. Given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that any renewal options would be exercised. Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms.

In January 2018, the Company executed a lease agreement for lab space in Cambridge, Massachusetts. The lease consists of approximately 9,500 square feet with an initial term of five years with the option to extend the term for one additional two year term. The future minimum rent commitment for the initial five-year term is approximately $3,100. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In January 2018, the Company executed a lease agreement for office space in Cambridge, Massachusetts. The space serves as the Company’s corporate headquarters and consists of approximately 16,000 square feet. The term of the lease runs through February 2022. The future minimum rent commitment for the lease term is approximately $3,600. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In November 2018, the Company entered into a 48-month capital lease for certain lab equipment to be used at its facility in Cambridge Massachusetts.  The future minimum lease commitment for the lease term is approximately $1,243

In January 2019, the Company executed a lease agreement for additional office space in Cambridge, Massachusetts. The space serves as office space supporting the Company’s lab operations and consists of approximately 5,000 square feet. The term of the lease runs through January 2025. The future minimum rent commitment for the lease term is approximately $2,600.

As of March 31, 2019, minimum future lease payments for these operating and finance leases were as follows:

	Finance Leases	Operating Leases
2019	$206	$1,504
2020	276	2,409
2021	276	2,445
2022	485	1,423
2023	—	686
Thereafter	—	777
Total	1,243	9,244
Less: Imputed Interest	252	2,230
Total Lease Liabilities	$991	$7,014

As of December 31, 2018, minimum future lease payments for these operating and finance leases were as follows:

	Finance Leases	Operating Leases
2019	$276	$1,934
2020	276	2,017
2021	276	2,056
2022	485	1,023
2023	—	278
Thereafter	—	—
Total	1,313	7,308

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations:

For the Three Months Ended March 31,
2019
Lease Expense
Operating lease expense	$522
Amortization of right-of-use asset under a finance lease	52
Interest expense on finance lease liability	28
Total Lease Expense	$602

Short-term lease costs were not material for the three months ended March 31, 2019.

The supplemental disclosure of cash flow information related to the Company’s leases and the weighted average remaining lease term and weighted average discount rate of the Company’s leases are as follows:

For the Three Months Ended March 31,
2019
Other information
Operating cash flows used for operating leases	$787
Operating lease liabilities arising from obtaining right-of-use-assets	$1,629
Finance lease liabilities arising from obtaining right-of-use assets	$—
Weighted-average remaining lease term (in years)
Operating lease	4.1
Finance lease	3.8
Weighted-average discount rate
Operating lease	12.3%
Finance lease	10.7%

10. Commitments and Contingencies

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

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended March 31,
	2019	2018
Net loss attributable to common stockholders	$(29,582)	$(15,877)

The denominator is as follows:

	Three Months Ended March 31,
	2019	2018
Weighted average shares of common stock outstanding, basic and diluted	$34,776,488	$29,354,650

Net loss per share attributable to common stockholders, basic and diluted is as follows:

	Three Months Ended March 31,
	2019	2018
Net loss per share attributable to common stockholders	$(0.85)	$(0.54)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
Options to purchase shares of common stock	2,681,071	558,105
Unvested shares of common stock	599,426	1,065,485
	3,280,497	1,623,590

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2018 included in our annual report filed on Form 10-K on March 13, 2019.

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

Overview

Our mission is to cure Duchenne muscular dystrophy, or DMD, a genetic muscle-wasting disease predominantly affecting boys, with symptoms that usually manifest between three and five years of age. DMD is a progressive, irreversible and ultimately fatal disease that affects approximately one in every 3,500 to 5,000 live male births and has an estimated prevalence of 10,000 to 15,000 cases in the United States alone. DMD is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. There is no cure for DMD and, for the vast majority of patients, there are no satisfactory symptomatic or disease-modifying treatments. Our lead product candidate, SGT-001, is a gene transfer under development to restore functional dystrophin protein expression in patients’ muscles. Based on our preclinical program that included multiple animal species of different phenotypes and genetic variations, we believe the mechanism of action of SGT-001, if our clinical trials prove to be successful, has the potential to slow or even halt the progression of DMD, regardless of the type of genetic mutation or stage of the disease. SGT-001 has been granted Rare Pediatric Disease Designation and Fast Track Designation in the United States and Orphan Drug Designations in both the United States and European Union. We filed an Investigational New Drug application, or IND, in September 2017 and initiated a Phase I/II clinical trial for SGT-001 in the United States during the fourth quarter of 2017, which we refer to as IGNITE DMD.

In February 2019, we announced preliminary findings based on three-month biopsy data from the first three patients dosed with 5E13 vg/kg of SGT-001, the lowest dose outlined in the IGNITE DMD protocol. In one patient, microdystrophin was detected via western blot below the five percent level of quantification of the assay and in approximately 10 percent of fibers via immunofluorescence. There were also signs of co-localization of neuronal nitric oxide synthase (nNOS) and beta-sarcoglycan associated with microdystrophin expression. In the second and third patients, microdystrophin was detected via immunofluorescence at very low levels, but it was undetectable via western blot. Based on our preclinical data, we believe that a higher dose of SGT-001 may result in meaningfully higher levels of microdystrophin protein.

As announced today, two patients have been randomized in the second cohort of the Phase I/II IGNITE DMD study, including one patient dosed with 2E14 vg/kg of SGT-001 and another added to the control group. Shortly after dosing, the patient in the treatment arm was diagnosed with a gastrointestinal infection that was classified as a serious adverse event unrelated to study drug, as well as a transient decline in platelet count that was considered a non-serious adverse event related to study drug; these events have fully resolved. In addition, the patient experienced a transient elevation of transaminases as well as a transient increase in bilirubin higher than 2 times the upper limit of normal, which was rapidly resolved with an increase in oral glucocorticoids. This was reported to the FDA as a serious adverse event related to study drug. The patient is doing well and has resumed normal activities. Solid continues to enroll patients in IGNITE DMD per the study protocol and anticipates providing additional data later this year.

Based on additional data from the clinical trial we will determine next steps for SGT-001 clinical development, including additional clinical trials that may include other patient populations, as well as the need for larger confirmatory clinical trials.

Since our inception, we have devoted substantial resources to identifying and developing SGT-001 and our other product candidates, developing our manufacturing processes, organizing and staffing our company and providing general and administrative support for these operations. We do not have any products approved for sale. To date, we have not generated any revenue. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of SGT-001 and our other product candidates. If successfully developed and approved, we intend to commercialize SGT-001 and we may enter into licensing agreements or strategic collaborations in select markets. If we generate product sales or enter into licensing agreements or strategic collaborations, we expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of any product sales, license fees, milestone payments and other payments. If we fail to complete the development of SGT-001 and our other product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net losses were $29.6 million and $15.9 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $228.6 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

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

On January 30, 2018, we completed our initial public offering in which we sold 8,984,375 shares of our common stock, including shares of common stock issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $129.1 million, after deducting underwriting discounts and commissions and offering expenses.

As of March 31, 2019, we had cash, cash equivalents and available-for-sale securities of $94.7 million. We believe that our existing cash, cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended March 31,
(In thousands)	2019	2018
SGT-001	$11,341	$7,053
Other product candidates	1,459	686
Unallocated research and development expenses	10,469	4,190
Total research and development expenses	$23,269	$11,929

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including equity-based compensation, for personnel in our executive, finance, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include depreciation costs and allocated expenses for rent and maintenance of office facilities and other operating costs.

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative personnel headcount to support our research and development activities and activities related to the potential commercialization of SGT-001 and our other product candidates. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

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

During the three months ended March 31, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of operations

Comparison of the three months ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Increase
(in thousands)	2019	2018	(decrease)
Revenue	$—	$—	$—
Operating expenses:
Research and development	23,269	11,929	11,340
General and administrative	7,033	4,044	2,989
Total operating expenses	30,302	15,973	14,329
Loss from operations	(30,302)	(15,973)	(14,329)
Other income (expense):
Interest income	508	65	443
Other income	212	31	181
Total other income (expense)	720	96	624
Net loss	$(29,582)	$(15,877)	$(13,705)

Research and development expenses

	Three Months Ended March 31,		Increase
(in thousands)	2019	2018	(decrease)
SGT-001	$11,341	$7,053	$4,288
Other product candidates	1,459	686	773
Unallocated research and development expenses	10,469	4,190	6,279
Total research and development expenses	$23,269	$11,929	$11,340

Research and development expenses for the three months ended March 31, 2019 were $23.3 million, compared to $11.9 million for the three months ended March 31, 2018. The increase of $11.3 million in research and development costs was due to unallocated research and development costs of $6.3 million, primarily due to personnel and facility related expenses, including costs incurred to operate our lab facility, a $4.3 million increase in costs related to our lead product candidate SGT-001, driven by higher manufacturing costs of $3.8 million and increased clinical trial activity resulting in $0.5 million of additional costs and a $0.8 million increase in costs related to our other product candidates.

General and administrative expenses

General and administrative expenses were $7.0 million for the three months ended March 31, 2019, compared to $4.0 million for the three months ended March 31, 2018. The increase of $3.0 million was due to personnel related expenses of $1.5 million and a net increase of $1.5 million of other corporate expenses.

Interest income

Interest income was $0.5 million for the three months ended March 31, 2019, compared to $0.1 million for the three months ended March 31, 2018.  The increase was primarily related to additional available-for-sale securities included within our portfolio.

Other income

Other income for the three months ended March 31, 2019 was $0.2 million compared to $0.1 million for the three months ended March 31, 2018. The increase of $0.1 million related to an increase in income from charitable organizations. We do not expect these contributions to significantly increase in future periods.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred units and our initial public offering. Through March 31, 2019, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering and an aggregate of $129.1 million of net proceeds from the sale of our common stock after deducting underwriting discounts and commission and offering expenses in our initial public offering.

We completed our initial public offering on January 30, 2018, in which we sold 8,984,375 shares of common stock, including shares of common stock issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $129.1 million.

As of March 31, 2019, we had cash, cash equivalents and available-for-sale securities of $94.7 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,		Increase
(in thousands)	2019	2018	(decrease)
Cash used in operating activities	$(25,927)	$(17,172)	$(8,755)
Cash used in investing activities	(6,445)	(1,611)	(4,834)
Cash provided by financing activities	—	131,713	(131,713)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(32,372)	$112,930	$(145,302)

Operating activities

During the three months ended March 31, 2019, operating activities used $25.9 million of cash, primarily resulting from our net loss of $29.6 million and cash used in changes in our operating assets and liabilities of $0.3 million offset by non-cash charges of $3.9 million due primarily to equity-based compensation of $3.5 million and depreciation expense of $0.6 million. Net cash used in changes in our operating assets and liabilities during the three months ended March 31, 2019 consisted primarily of an increase in prepaid expenses and other assets of $0.7 million, which was primarily due to up-front research and development expenses as well as a decrease in accrued expenses and other liabilities of $1.3 million partially offset by an increase in accounts payable of $1.7 million due to the timing of payments.

During the three months ended March 31, 2018, operating activities used $17.2 million of cash, primarily resulting from our net loss of $15.9 million and cash used in changes in our operating assets and liabilities of $2.3 million, offset by non-cash charges of $1.1 million due primarily to equity-based compensation of $0.8 million. Net cash used in changes in our operating assets and liabilities during the three months ended March 31, 2018 consisted of an increase in prepaid expenses and other assets of $0.6 million due to an increase in director and officers’ insurance as we became a publicly-traded company and deposits made for our new facilities and a decrease in accounts payable and accrued expenses of $1.7 million due to the timing of payments.

Investing activities

During the three months ended March 31, 2019, investing activities used $6.4 million of cash, consisting primarily of purchases of available-for-sale securities and property and equipment, partially offset by proceeds on the sale and maturity of available-for-sale securities.

During the three months ended March 31, 2018, investing activities used $1.6 million of cash, consisting primarily of purchases of available-for-sale securities and property and equipment partially offset by proceeds on the sale and maturity of available-for-sale securities.

Financing activities

During the three months ended March 31, 2019, there were no financing activities.

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

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to SGT-001. In addition, we expect to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•	continue to enroll patients in IGNITE DMD and continue clinical development of SGT-001;
•	move other current or future product candidates into clinical trials;
•	continue research and preclinical development of our other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our ongoing development activity;
•	acquire or in-license other drugs, technologies and intellectual property; and
•	add operational, financial and management information systems and personnel.

On January 30, 2018, we completed our initial public offering in which we sold 8,984,375 shares of common stock, including shares of common stock issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $129.1 million, after deducting underwriting discounts and commissions and offering expenses.

As of March 31, 2019, we had cash, cash equivalents and available-for-sale securities of $94.7 million. We believe that our existing cash, cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

Recently Issued Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding recently adopted and issued accounting pronouncements. See also Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related changes in interest rates. As of March 31, 2019, our cash equivalents consisted of money market accounts and U.S. government agency securities that have contractual maturities of less than 90 days from the date of acquisition. As of March 31, 2019, our investments consisted of corporate bond securities, U.S. government agency securities and commercial paper that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weaknesses described below.

Material Weakness

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

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been completed as of the quarter ending March 31, 2019:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net loss was $29.6 million for the three months ended March 31, 2019. In addition, our net losses were $74.8 million, $53.2 million and $23.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of March 31, 2019, we had an accumulated deficit of $228.6 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•	continue to enroll patients in IGNITE DMD and continue clinical development of SGT-001;
•	move other current or future product candidates into clinical trials;
•	continue research and preclinical development of other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our activities;
•	acquire or in-license other drugs, technologies and intellectual property; and
•	add operational, financial and management information systems and personnel.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001 and our other product candidates. In addition, if we obtain marketing approval for SGT-001 and our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2020, we anticipate that we will need additional funding to complete the development of SGT-001 and our other product candidates.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, SGT-001 and any other product candidates that we may pursue in the future. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our success in:

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K.

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

We have concentrated our research and development efforts on SGT-001 for the treatment of DMD and our future success depends on our successful development of that product candidate. Our risk of failure is high. We have experienced, and may in the future experience, problems or delays in developing SGT-001. Any such problems or delays would cause unanticipated costs, and any development problems may not be solved. For example, we or another party may uncover a previously unknown risk associated with SGT-001, the adeno-associated virus, or AAV, vector, toxicity or other issues that may be more problematic than we currently believe and this may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional clinical testing.

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

If the FDA or other regulatory agencies continue to express safety concerns with respect to SGT-001, even though the full clinical hold was lifted in 2018, additional preclinical studies or clinical trials involving SGT-001, further amendments to the SGT-001 enrollment criteria and/or clinical trial protocol or changes to our manufacturing process may be needed and difficult to implement and/or complete. In such instance, our progress in the development of SGT-001 may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business.

In addition, we may not be able to obtain institutional review board committee, or IRB, or data safety monitoring board committee approvals for IGNITE DMD, which could further delay our ability to open new trial sites and enroll patients into the clinical trial. Any delay in enrolling patients or inability to continue or complete our clinical trial of SGT-001, as a result of the since-resolved full clinical hold or otherwise, will delay or terminate our clinical development plans for SGT-001, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for SGT-001. Delays in the completion of any clinical trial of SGT-001, our lead product candidate, or any other product candidate will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of SGT-001 or our product candidates.

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

Additionally, if the results of any clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with SGT-001 or our other product candidates, we may:

•	be delayed or fail in obtaining marketing approval for SGT-001 or our other product candidates;
•	obtain approval for indications or patient populations that are not as broad as we intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to changes in the way our products, if approved, are administered;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a modified REMS;
•	be sued and held liable for harm caused to patients; or
•	experience damage to our reputation.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive breakthrough therapy designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies as a breakthrough therapy, the FDA may later decide that the product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom's membership of the European Union would automatically terminate on the deadline, which has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement. Such negotiations have proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

In addition, the CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Health Care Reform Law for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out-of-pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions; permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” as well as add a definition of “price concession” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Health Care Reform Law is an essential and inseverable feature of the Health Care Reform Law, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Health Care Reform Law are invalid as well. The Trump administration and the CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the same judge issued an order staying the judgment pending appeal. The Trump administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the district court’s ruling. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the Health Care Reform Law will impact the Health Care Reform Law and our business. Litigation and legislation over the Health Care Reform Law are likely to continue, with unpredictable and uncertain results.

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

More recently, on January 31, 2019, the Health and Human Services Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

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

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the General Data Protection Regulation, or GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Under our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Michigan, the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights, including SGT-001, could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic partnerships and collaborations/licenses” of our annual report on Form 10-K for the year ended December 31, 2018.

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

Moreover, although we have pending patent applications in the United States and abroad, we cannot predict whether or in which jurisdictions the pending applications will result in issuance of patents that effectively protect any of our product candidates or will effectively prevent others from commercializing competitive products. Further, each of the provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of each provisional patent application. If we do not timely file a non-provisional patent application in respect of a provisional patent application, we may lose our priority date with respect to such provisional patent application and any patent protection on the inventions disclosed in such provisional patent application. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether such future patent applications will result in the issuance of patents that effectively protect any of our product candidates or will effectively prevent others from commercializing competitive products.

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

•	we may not develop additional proprietary technologies that are patentable;
•	the patents or other intellectual property rights of others may have an adverse effect on our business; and
•	we may choose not to file a patent for certain trade secrets or know how, and a third party may subsequently file a patent covering such intellectual property.

Risks related to ownership of our common stock

Our executive officers, directors and principal stockholders maintain the ability to control all matters submitted to our stockholders for approval.

Our executive officers and directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 65.7% of our capital stock as of May 1, 2019. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 1, 2019, we had outstanding 35,405,649 shares of common stock. Our remaining outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of

1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of May 1, 2019, holders of an aggregate of approximately 23.3 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, on January 29, 2018, we filed a Registration Statement on Form S-8 to register approximately 5.0 million shares reserved for future issuance under our 2018 Omnibus Incentive Plan will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. These shares can be freely sold in the public market upon issuance, subject to black-out periods and volume limitations applicable to affiliates.

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

Item 6. Exhibits.

Exhibit Number	Description

10.1	Consulting Agreement, dated as of January 1, 2019, by and between Solid Biosciences Inc. and Andrey Zarur

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: May 13, 2019	By:	/s/ Ilan Ganot
Ilan Ganot
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2019	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)