Form 10-Q
period 2019-06-30
Solid Biosciences Inc.
filed 2019-08-14
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, the registrant had 46,001,329 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$51,836	$86,366
Available-for-sale-securities	15,550	36,098
Prepaid expenses and other current assets	10,935	6,175
Total current assets	78,321	128,639
Property and equipment, net	11,829	10,422
Operating lease, right-of-use assets	5,618	—
Other non-current assets	209	209
Restricted cash	327	327
Total assets	$96,304	$139,597
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,600	$3,691
Accrued expenses	6,007	8,235
Operating lease liabilities	1,610	—
Finance lease liabilities	176	173
Other current liabilities	278	382
Total current liabilities	13,671	12,481
Operating lease liabilities, excluding current portion	5,309	—
Finance lease liabilities, excluding current portion	829	859
Other non-current liabilities	—	1,074
Total liabilities	19,809	14,414
Commitments and contingencies (Note 11)
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2019 and December 31, 2018; 35,398,894 shares issued and outstanding at June 30, 2019 and 35,432,460 shares issued and outstanding at December 31, 2018	35	35
Additional paid-in capital	331,620	324,209
Accumulated other comprehensive gain (loss)	3	(5)
Accumulated deficit	(255,163)	(199,056)
Total stockholders’ equity	76,495	125,183
Total liabilities and stockholders’ equity	$96,304	$139,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	21,610	13,594	44,879	25,523
General and administrative	5,359	4,584	12,392	8,628
Total operating expenses	26,969	18,178	57,271	34,151
Loss from operations	(26,969)	(18,178)	(57,271)	(34,151)
Other income (expense):
Interest income	367	80	875	145
Other income	77	118	289	149
Total other income (expense), net	444	198	1,164	294
Net loss	$(26,525)	$(17,980)	$(56,107)	$(33,857)
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.52)	$(1.61)	$(1.06)
Weighted average shares of common stock outstanding, basic and diluted	34,843,344	34,449,758	34,810,101	31,916,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(26,525)	$(17,980)	$(56,107)	$(33,857)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(4)	13	8	3
Comprehensive loss	$(26,529)	$(17,967)	$(56,099)	$(33,854)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share / unit data)

	For the Three Months Ended June 30, 2019
	Series 2 Senior Preferred Units	Amount	Series 1 Senior Preferred Units	Amount	Junior Preferred Units	Amount	Series A, B, C and D Common Units	Amount	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2019	—	$—	—	$—	—	$—	—	$—	35,414,914	$35	$327,709	$7	$(228,638)	$99,113
Equity-based compensation	—	—	—	—	—	—	—	—	—		3,911	—	—	3,911
Net loss	—	—	—	—	—	—	—	—				—	(26,525)	(26,525)
Repurchase of shares of common stock	—	—	—	—	—	—	—	—	(16,020)	—	—	—	—	—
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Balance at June 30, 2019	—	$—	—	$—	—	$—	—	$—	35,398,894	$35	$331,620	$3	$(255,163)	$76,495

	For the Six Months Ended June 30, 2019
	Series 2 Senior Preferred Units	Amount	Series 1 Senior Preferred Units	Amount	Junior Preferred Units	Amount	Series A, B, C and D Common Units	Amount	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	—	$—	—	$—	—	$—	—	$—	35,432,460	$35	$324,209	$(5)	$(199,056)	$125,183
Equity-based compensation	—	—	—	—	—	—	—	—	—		7,411	—	—	7,411
Net loss	—	—	—	—	—	—	—	—				—	(56,107)	(56,107)
Repurchase of shares of common stock	—	—	—	—	—	—	—	—	(33,566)	—	—	—	—	—
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	8	—	8
Balance at June 30, 2019	—	$—	—	$—	—	$—	—	$—	35,398,894	$35	$331,620	$3	$(255,163)	$76,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share / unit data)

	For the Three Months Ended June, 2018
	Series 2 Senior Preferred Units	Amount	Series 1 Senior Preferred Units	Amount	Junior Preferred Units	Amount	Series A, B, C and D Common Units	Amount	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2018	—	$—	—	$—	—	$—	—	$—	35,476,892	$35	$319,073	$(23)	$(140,135)	$178,950
Equity-based compensation	—	—	—	—	—	—	—	—	—		1,309	—	—	1,309
Net loss	—	—	—	—	—	—	—	—				—	(17,980)	(17,980)
Repurchase of shares of common stock	—	—	—	—	—	—	—	—	(32,100)	—	—	—	—	—
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	13	—	13
Balance at June 30, 2018	—	$—	—	$—	—	$—	—	$—	35,444,792	$35	$320,382	$(10)	$(158,115)	$162,292

	For the Six Months Ended June 30, 2018
	Series 2 Senior Preferred Units	Amount	Series 1 Senior Preferred Units	Amount	Junior Preferred Units	Amount	Series A, B, C and D Common Units	Amount	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2017	4,886,000	$55,002	2,500,000	$25,000	4,414,356	$44,177	19,438,552	$65,014	—	$—	$—	$(13)	$(124,258)	$(59,257)
Conversion of units into shares of common stock	(4,886,000)	(55,002)	(2,500,000)	(25,000)	(4,414,356)	(44,177)	(19,429,620)	(65,180)	26,498,559	26	189,333	—	—	$124,179
Issuance of common stock upon initial public offering, net of issuance costs of $4,592	—	—	—	—	—	—	—	—	8,984,375	$9	129,087	—	—	$129,096
Equity-based compensation	—	—	—	—	—	—	—	166			1,962	—	—	$2,128
Net loss	—	—	—	—	—	—	—	—				—	(33,857)	$(33,857)
Repurchase of common units/ shares of common stock	—	—	—	—	—	—	(8,932)	—	(38,142)	—	—	—	—	$—
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	3	—	$3
Balance at June 30, 2018	—	$—	—	$—	—	$—	—	$—	35,444,792	$35	$320,382	$(10)	$(158,115)	$162,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(56,107)	$(33,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount)/premium on available-for-sale securities	(235)	(34)
Equity-based compensation expense	7,411	2,128
Depreciation expense	1,254	540
(Gain) / loss on sale of property and equipment	—	6
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(4,301)	(424)
Accounts payable	2,437	(1,057)
Accrued expenses and other current and non-current liabilities	(2,687)	(805)
Net cash used in operating activities	(52,228)	(33,503)
Cash flows from investing activities:
Purchases of property and equipment	(3,092)	(4,217)
Proceeds from sale and maturities of available-for-sale securities	43,349	13,440
Purchases of available-for-sale securities	(22,559)	(13,324)
Net cash provided by (used in) investing activities	17,698	(4,101)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	133,688
Payment of deferred offering costs	—	(2,168)
Net cash provided by financing activities	—	131,520
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,530)	93,916
Cash, cash equivalents, and restricted cash at beginning of period	86,693	52,145
Cash, cash equivalents, and restricted cash at end of period	$52,163	$146,061
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A, B, C and D common units into shares of common stock	$—	$65,180
Conversion of Series 2 Senior Preferred units into shares of common stock	$—	$55,002
Conversion of Series 1 Senior Preferred units into shares of common stock	$—	$25,000
Conversion of Junior Preferred units into shares of common stock	$—	$44,177
Property and equipment included in accounts payable and accruals	$395	$715
Operating lease liabilities arising from obtaining right-of-use asset	$1,629	$—

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through June 30, 2019, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units in private placements and its initial public offering.

On July 30, 2019, the Company issued and sold in a private placement (i) 10,607,525 shares of its common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of its common stock at a price per warrant of $4.64. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants have no expiration date. The Company received gross proceeds from the private placement of $60,000, before deducting placement agent fees of $1,800.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued or shorty thereafter. As of June 30, 2019, the Company had an accumulated deficit of $255,163. During the three and six months ended June 30, 2019, the Company incurred a net loss of $26,525 and $56,107, respectively, and the Company used $52,228 of cash in operations for the six months ended June 30, 2019. The Company has incurred recurring losses from operations since inception. The Company expects to continue to generate operating losses in the foreseeable future. The Company currently expects that its cash, cash equivalents and available-for-sale securities of $67,386 as of June 30, 2019, together with the net proceeds of $58,200 from the Company’s July 30, 2019 private placement, will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, into the fourth quarter of 2020.

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

In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements (condensed consolidated financial statements) include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Restricted Cash

The Company held restricted cash of $327 in separate restricted bank accounts as security deposits for leases of the Company’s facilities as of June 30, 2019 and December 31, 2018. The Company has included restricted cash of $327 as a non-current asset as of June 30, 2019 and December 31, 2018. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents as presented on balance sheet	$51,836	$86,366
Restricted cash, non-current, as presented on balance sheet	327	327
Cash and cash equivalents and restricted cash as presented on cash flow statement	$52,163	$86,693

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

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. This new standard will be effective for the Company on January 1, 2020. The Company does not expect that the adoption of this new standard will have a material impact on its disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$21,337	$—	$21,337
Available-for-sale securities	—	15,550	—	15,550
	$—	$36,887	$—	$36,887

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$54,423	$—	$54,423
Available-for-sale securities	—	36,098	—	36,098
	$—	$90,521	$—	$90,521

As of June 30, 2019 and December 31, 2018, the fair values of the Company’s available-for-sale debt securities, which consisted of U.S. government agency securities, commercial paper and corporate bond securities, were determined using Level 2 inputs. During the six months ended June 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

4. Available-for-Sale Securities

As of June 30, 2019 and December 31, 2018, the fair value of available-for-sale securities by type of security was as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
U.S. government agency securities	$6,016	$2	$—	$6,018
Corporate bond securities	9,531	2	(1)	9,532
	$15,547	$4	$(1)	$15,550

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
U.S. government agency securities	$13,543	$—	$(2)	$13,541
Corporate bond securities	12,860	2	(5)	12,857
Commercial paper	9,700	—	—	9,700
	$36,103	$2	$(7)	$36,098

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$15,547	$15,550	$36,103	$36,098
Total available-for-sale securities	$15,547	$15,550	$36,103	$36,098

The weighted average maturity of the Company’s available-for-sale securities as of June 30, 2019 and December 31, 2018 was approximately 0.2 years and 0.3 years, respectively.

5. Property and Equipment

Property and equipment consists of the following:

	June 30, 2019	December 31, 2018
Furniture and fixtures	$203	$187
Laboratory equipment	8,622	5,998
Leasehold improvements	4,686	4,585
Computer equipment	467	166
Computer software	356	123
Construction in process	737	1,351
	15,071	12,410
Less accumulated depreciation	3,242	1,988
	$11,829	$10,422

Depreciation expense was $658 and $1,254 for the three and six months ended June 30, 2019, respectively, and $313 and $540 for the three and six months ended June 30, 2018, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2019	December 31, 2018
Prepaid research and development expenses	$5,342	$4,365
Prepaid expenses and other assets	5,593	1,810
	$10,935	$6,175

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2019	December 31, 2018
Accrued research and development	$4,055	$3,529
Accrued compensation	704	3,534
Accrued other	1,248	1,172
	$6,007	$8,235

8. Equity-Based Compensation

In connection with the closing of the Company’s initial public offering, the board of directors and stockholders approved the 2018 Omnibus Incentive Plan, which provides for the reservation of 5,001,000 shares of common stock for equity awards. During the three and six months ended June 30, 2019, the Company granted options for the purchase of 101,000 and 1,644,421 shares of common stock, respectively.

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$2,114	$1,084	$3,933	$1,716
General and administrative	1,797	225	3,478	412
Total	$3,911	$1,309	$7,411	$2,128

9. Income Taxes

During the three and six months ended June 30, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits and orphan drug credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amounts of its net deferred tax assets because, at June 30, 2019 and December 31, 2018, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of June 30, 2019 and December 31, 2018, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation 2018 tax year is open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

10. Leases

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

In January 2018, the Company executed a lease agreement for lab space in Cambridge, Massachusetts. The lease consists of approximately 9,500 square feet with an initial term of five years with the option to extend the term for one additional two year term. The future minimum rent commitment for the initial five-year term is approximately $3,000. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In January 2018, the Company executed a lease agreement for office space in Cambridge, Massachusetts. The space serves as the Company’s corporate headquarters and consists of approximately 16,000 square feet. The term of the lease runs through February 2022. The future minimum rent commitment for the lease term is approximately $3,400. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In November 2018, the Company entered into a 48-month capital lease for certain lab equipment to be used at its facility in Cambridge Massachusetts. The future minimum lease commitment for the lease term is approximately $1,266.

In January 2019, the Company executed a lease agreement for additional office space in Cambridge, Massachusetts. The space serves as office space supporting the Company’s lab operations and consists of approximately 5,000 square feet. The term of the lease runs through January 2025. The future minimum rent commitment for the lease term is approximately $2,500.

As of June 30, 2019, minimum future lease payments for these operating and finance leases were as follows:

	Finance Leases	Operating Leases
2019	$138	$1,183
2020	276	2,408
2021	276	2,444
2022	276	1,424
2023	300	686
Thereafter	—	778
Total	1,266	8,923
Less: Imputed Interest	261	2,004
Total Lease Liabilities	$1,005	$6,919

As of December 31, 2018, minimum future lease payments for these operating and finance leases were as follows:

	Finance Leases	Operating Leases
2019	$276	$1,934
2020	276	2,017
2021	276	2,056
2022	485	1,023
2023	—	278
Thereafter	—	-
Total	1,313	7,308

The company recorded lease expense of $602 and $1,124 for the three and six months ended June 30, 2019, respectively.

Short-term lease costs were not material for the three and six months ended June 30, 2019. Variable lease costs were not material for the three and six months ended June 30, 2019.

The supplemental disclosure of cash flow information related to the Company’s leases and the weighted average remaining lease term and weighted average discount rate of the Company’s leases are as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2019	2019
Other information
Operating cash flows used for operating leases	$318	$1,105
Operating lease liabilities arising from obtaining right-of-use-assets	$—	$1,629
Finance lease liabilities arising from obtaining right-of-use assets	$—	$—
Weighted-average remaining lease term (in years)
Operating lease	3.9	3.9
Finance lease	3.8	3.8
Weighted-average discount rate
Operating lease	12.3%	12.3%
Finance lease	10.7%	10.7%

11. Commitments and Contingencies

Legal Proceedings

On March 28, 2018, a purported stockholder of the Company, filed a putative class action complaint alleging violations of the federal securities laws, in the Business Litigation Section of the Superior Court of the Commonwealth of Massachusetts (Civil Action No. 1884-00984), against the Company, Ilan Ganot, Jennifer Ziolkowski, the Company’s directors and certain of the underwriters in the Company’s initial public offering. The plaintiff in this suit claims to represent purchasers of the Company’s common stock in or traceable to the Company’s January 25, 2018 initial public offering and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to the Company’s lead product candidate. On April 30, 2018, all defendants including the Company moved to stay the proceedings in favor of the prior-filed federal court securities class action. The plaintiff filed his opposition to this motion on May 14, 2018, and defendants filed a reply in support of their motion on May 24, 2018. After oral argument on June 13, 2018, the court issued an order on June 22, 2018 allowing the motion to stay and directing the parties to advise the court of the status of the federal court action every six months. On December 21, 2018, the parties filed a joint status report informing the court of the voluntary dismissal of the federal actions and of plaintiff’s intent to move to vacate the stay. On June 28, 2019, the plaintiff voluntarily dismissed his claims without prejudice.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(26,525)	$(17,980)	$(56,107)	$(33,857)

The denominator is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average shares of common stock outstanding, basic and diluted	34,843,344	34,449,758	34,810,101	31,916,295

Net loss per share attributable to common stockholders, basic and diluted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss per share attributable to common stockholders	$(0.76)	$(0.52)	$(1.61)	$(1.06)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect for the three and six months ended June 30:

	2019	2018
Options to purchase shares of common stock	2,730,362	752,773
Unvested shares of common stock	523,687	951,066
	3,254,049	1,703,839

13. Subsequent Events

On July 30, 2019, the Company issued and sold in a private placement (i) 10,607,525 shares of its common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of its common stock at a price per warrant of $4.64. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants have no expiration date. The Company received gross proceeds from the private placement of $60,000, before deducting placement agent fees and of $1,800. The securities were sold pursuant to a securities purchase agreement entered into between the Company and certain accredited investors on July 25, 2019.

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

Overview

Our mission is to cure Duchenne muscular dystrophy, or DMD, a genetic muscle-wasting disease predominantly affecting boys, with symptoms that usually manifest between three and five years of age. DMD is a progressive, irreversible and ultimately fatal disease that affects approximately one in every 3,500 to 5,000 live male births and has an estimated prevalence of 10,000 to 15,000 cases in the United States alone. DMD is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. There is no cure for DMD and, for the vast majority of patients, there are no satisfactory symptomatic or disease-modifying treatments. Our lead product candidate, SGT-001, is a gene transfer under development to restore functional dystrophin protein expression in patients’ muscles. Based on our preclinical program that included multiple animal species of different phenotypes and genetic variations, we believe the mechanism of action of SGT-001, if our clinical trials prove to be successful, has the potential to slow or even halt the progression of DMD, regardless of the type of genetic mutation or stage of the disease. SGT-001 has been granted Rare Pediatric Disease Designation and Fast Track Designation in the United States and Orphan Drug Designations in both the United States and European Union. We filed an Investigational New Drug application, or IND, in September 2017 and in the fourth quarter of 2017, we initiated a randomized, controlled, open-label, single-ascending dose Phase I/II clinical trial, called IGNITE DMD, to evaluate SGT-001 in ambulatory and non-ambulatory males with DMD aged four to 17 years. The primary objectives of IGNITE DMD are to assess the safety and tolerability of SGT-001, as well as efficacy as defined by microdystrophin protein expression. The clinical trial is also designed to assess muscle function and mass, respiratory and cardiovascular function, serum and muscle biomarkers associated with microdystrophin production, patient reported outcomes and quality of life measures, among other endpoints.

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

As disclosed in May 2019, two patients were randomized in the second cohort of the Phase I/II IGNITE DMD study, including one patient dosed with 2E14 vg/kg of SGT-001 and another added to the control group. Shortly after dosing, the patient in the treatment arm was diagnosed with a gastrointestinal infection that was classified as a serious adverse event unrelated to study drug, as well as a transient decline in platelet count that was considered a non-serious adverse event related to study drug; these events fully resolved. In addition, the patient experienced a transient elevation of transaminases as well as a transient increase in bilirubin higher than 2 times the upper limit of normal, which was rapidly resolved with an increase in oral glucocorticoids. This was reported to the U.S. Food and Drug Administration, or the FDA, as a serious adverse event related to study drug.

In August 2019, we announced that we amended the IGNITE DMD clinical trial protocol. The changes to the protocol include adding an upper weight limit of 25 kg for at least the next patient dosed in the second cohort and removing the matched patient control arm for the rest of the second cohort. We also announced that a patient was recently dosed under this amended protocol. We continue to enroll patients in IGNITE DMD per the study protocol and anticipate providing additional data later this year.

Based on additional data from the clinical trial we will determine next steps for SGT-001 clinical development, including any additional clinical trials that may include other patient populations, as well as the need for larger confirmatory clinical trials.

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

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net losses were $56.1 million and $33.9 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $255.2 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

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

As of June 30, 2019, we had cash, cash equivalents and available-for-sale securities of $67.4 million. We believe that our existing cash, cash equivalents and available-for-sale securities, together with the net proceeds of $58.2 million , after deducting placement agent fees, from the sale of shares of our common stock and pre-funded warrants to purchase shares of our common stock in a private placement completed on July 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
SGT-001	$8,726	$6,124	$20,067	$13,177
Other product candidates	1,723	792	3,182	1,478
Unallocated research and development expenses	11,161	6,678	21,630	10,868
Total research and development expenses	$21,610	$13,594	$44,879	$25,523

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

During the three and six months ended June 30, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase
(in thousands)	2019	2018	(decrease)
Revenue	$—	$—	$—
Operating expenses:
Research and development	21,610	13,594	8,016
General and administrative	5,359	4,584	775
Total operating expenses	26,969	18,178	8,791
Loss from operations	(26,969)	(18,178)	(8,791)
Other income (expense):
Interest income	367	80	287
Other income	77	118	(41)
Total other income (expense)	444	198	246
Net loss	$(26,525)	$(17,980)	$(8,545)

Research and development expenses

	Three Months Ended June 30,		Increase
(in thousands)	2019	2018	(decrease)
SGT-001	$8,726	$6,124	$2,602
Other product candidates	1,723	792	931
Unallocated research and development expenses	11,161	6,678	4,483
Total research and development expenses	$21,610	$13,594	$8,016

Research and development expenses for the three months ended June 30, 2019 were $21.6 million, compared to $13.6 million for the three months ended June 30, 2018. The increase of $8.0 million in research and development costs was due to an increase in unallocated research and development costs of $4.5 million, primarily due to personnel and facility related expenses, including costs incurred to operate our lab facilities, a $2.6 million increase in costs related to our lead product candidate SGT-001, driven by higher manufacturing costs of $2.5 million and increased clinical trial activity resulting in $0.1 million of additional costs and a $0.9 million increase in costs related to our other product candidates.

General and administrative expenses

General and administrative expenses were $5.4 million for the three months ended June 30, 2019, compared to $4.6 million for the three months ended June 30, 2018. The increase of $0.8 million was due to personnel related expenses of $1.6 million, partially offset by a net decrease of $0.8 million of other corporate expenses.

Interest income

Interest income was $0.4 million for the three months ended June 30, 2019, compared to $0.1 million for the three months ended June 30, 2018. The increase was primarily related to additional available-for-sale securities included within our portfolio.

Other income

Other income for the three months ended June 30, 2019 was $0.1 million compared to $0.1 million for the three months ended June 30, 2018. Other income relates to contributions from charitable organizations. We do not expect these contributions to significantly increase in future periods.

Comparison of the six months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Increase
(in thousands)	2019	2018	(decrease)
Revenue	$—	$—	$—
Operating expenses:
Research and development	44,879	25,523	19,356
General and administrative	12,392	8,628	3,764
Total operating expenses	57,271	34,151	23,120
Loss from operations	(57,271)	(34,151)	(23,120)
Other income (expense):
Interest income	875	145	730
Other income	289	149	140
Total other income (expense)	1,164	294	870
Net loss	$(56,107)	$(33,857)	$(22,250)

Research and development expenses

	Six Months Ended June 30,		Increase
(in thousands)	2019	2018	(decrease)
SGT-001	$20,067	$13,177	$6,890
Other product candidates	3,182	1,478	1,704
Unallocated research and development expenses	21,630	10,868	10,762
Total research and development expenses	$44,879	$25,523	$19,356

Research and development expenses for the six months ended June 30, 2019 were $44.9 million, compared to $25.5 million for the six months ended June 30, 2018. The increase of $19.4 million in research and development costs was due to a $10.8 million increase in unallocated research and development costs driven by increased personnel and facility related expenses, including costs incurred to operate the new lab facilities, an increase of $6.9 million in costs related to our lead product candidate SGT-001 driven by a $6.1 million increase manufacturing activities and $0.8 million in clinical development, and a $1.7 million increase in costs related to our other product candidates.

General and administrative expenses

General and administrative expenses were $12.4 million for the six months ended June 30, 2019, compared to $8.6 million for the six months ended June 30, 2018. The increase of $3.8 million was due to an increase of $3.4 million in personnel and facility related expenses and an increase of $0.4 million of other corporate expenses.

Interest income

Interest income was $0.9 million for the six months ended June 30, 2019, compared to $0.1 million for the six months ended June 30, 2018. The increase was primarily related to additional available-for-sale securities included within our portfolio.

Other income

Other income for the six months ended June 30, 2019 was $0.3 million compared to $0.1 million for the six months ended June 30, 2018. The increase of $0.2 million related to income from charitable organizations. We do not expect these contributions to significantly increase in future periods.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred units and our initial public offering as well as a private placement of shares of our common stock and pre-funded warrants to purchase of our common stock completed on July 30, 2019. Through June 30, 2019, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering and an aggregate of $129.1 million of net proceeds from the sale of our common stock after deducting underwriting discounts and commission and offering expenses in our initial public offering. On July 30, 2019, we issued and sold in a private placement (i) 10,607,525 shares of our common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of our common stock at a price per warrant of $4.64. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants have no expiration date. We received $58.2 million of net proceeds from the private placement after deducting placement agent fees.

We completed our initial public offering on January 30, 2018, in which we sold 8,984,375 shares of common stock, including shares of common stock issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $129.1 million.

As of June 30, 2019, we had cash, cash equivalents and available-for-sale securities of $67.4 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,		Increase
(in thousands)	2019	2018	(decrease)
Cash used in operating activities	$(52,228)	$(33,503)	$(18,725)
Cash provided by (used in) investing activities	17,698	(4,101)	21,799
Cash provided by financing activities	—	131,520	(131,520)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(34,530)	$93,916	$(128,446)

Operating activities

During the six months ended June 30, 2019, operating activities used $52.2 million of cash, primarily resulting from our net loss of $56.1 million and cash used in changes in our operating assets and liabilities of $4.6 million offset by non-cash charges of $8.4 million due primarily to equity-based compensation of $7.4 million and depreciation expense of $1.3 million. Net cash used in changes in our operating assets and liabilities during the six months ended June 30, 2019 consisted primarily of an increase in prepaid expenses and other assets of $4.3 million, which was primarily due to up-front research and development expenses as well as an increase in accrued expenses and other liabilities of $2.7 million which was partially offset by a decrease in accounts payable of $2.4 million due to the timing of payments.

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

Investing activities

During the six months ended June 30, 2019, investing activities generated $17.7 million of cash, consisting primarily of proceeds from maturities of available-for-sale securities offset by purchases of property and equipment, and available-for-sale securities.

During the six months ended June 30, 2018, investing activities used $4.1 million of cash, consisting primarily of purchases of available-for-sale securities and property and equipment partially offset by proceeds on the sale and maturity of available-for-sale securities.

Financing activities

During the six months ended June 30, 2019, there were no financing activities.

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

As of June 30, 2019, we had cash, cash equivalents and available-for-sale securities of $67.4 million. We believe that our existing cash, cash equivalents and available-for-sale securities, together with the net proceeds of $58.2 million after deducting placement agent fees, from the sale of shares of our common stock and pre-funded warrants to purchase our common stock in a private placement completed on July 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related changes in interest rates. As of June 30, 2019, our cash equivalents consisted of money market accounts and U.S. government agency securities that have contractual maturities of less than 90 days from the date of acquisition. As of June 30, 2019, our investments consisted of corporate bond securities and U.S. government agency securities that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weaknesses described below.

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

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been completed as of the quarter ending June 30, 2019:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On March 28, 2018, Robert Lowinger, a purported stockholder of ours, filed a putative class action complaint alleging violations of the federal securities laws, in the Business Litigation Section of the Superior Court of the Commonwealth of Massachusetts (Civil Action No. 1884-00984), against us, Ilan Ganot, Jennifer Ziolkowski, our directors and certain of the underwriters in our initial public offering. The plaintiff in this suit claims to represent purchasers of our common stock in or traceable to our January 25, 2018 initial public offering and seeks unspecified damages arising out of the alleged failure to disclose risks associated with toxicity and potential for adverse events related to our lead product candidate. On April 30, 2018, all defendants including us moved to stay the proceedings in favor of the prior-filed federal court securities class action. The plaintiff filed his opposition to this motion on May 14, 2018, and defendants filed a reply in support of their motion on May 24, 2018. After oral argument on June 13, 2018, the court issued an order on June 22, 2018 allowing the motion to stay and directing the parties to advise the court of the status of the federal court action every six months. On December 21, 2018, the parties filed a joint status report informing the court of the voluntary dismissal of the federal actions and of plaintiff’s intent to move to vacate the stay. On June 28, 2019, Mr. Lowinger voluntarily dismissed his claims without prejudice.

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

Since inception, we have incurred significant net losses. Our net loss was $56.1 million for the six months ended June 30, 2019. In addition, our net losses were $74.8 million, $53.2 million and $23.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of June 30, 2019, we had an accumulated deficit of $255.2 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001 and our other product candidates. In addition, if we obtain marketing approval for SGT-001 and our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2019 together with the net proceeds of $58.2 million, after deducting placement agent fees, from the sale of shares of our common stock and pre-funded warrants to purchase shares of our common stock in a private placement completed on July 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020, we anticipate that we will need additional funding to complete the development of SGT-001 and our other product candidates.

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

In March 2018, the FDA placed a full clinical hold on SGT-001 following an unexpected serious adverse event in IGNITE DMD. In connection with the lifting of the clinical hold, we made changes to the IGNITE DMD protocol, including the addition of IV glucocorticoids in the initial weeks post administration of SGT-001 and enhanced monitoring measures that include a panel for complement activation. The amended protocol also specifies that eculizumab will be available as a treatment option if complement activation is observed. These changes to the IGNITE DMD protocol, the IGNITE DMD protocol changes announced in August 2019, and any other such changes that may be made in the future, may impact our development timeline and result in increased costs and expenses.

Success in preclinical studies or early clinical trials, including our IGNITE DMD clinical trial, may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials, including our IGNITE DMD clinical trial, are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. There is a high failure rate for gene therapy and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Our preclinical studies for SGT-001 in animals have been limited and we have only recently begun dosing human patients with SGT-001. SGT-001 or our other product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. This failure would cause us to abandon SGT-001 or our other product candidates.

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

With enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the Health Care Reform Law. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the Health Care Reform Law. The Congress will likely consider other legislation to replace elements of the Health Care Reform Law during the next Congressional session.

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

The Trump administration has also taken executive actions to undermine or delay implementation of the Health Care Reform Law. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. One Executive Order directs federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the Health Care Reform Law. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Health Care Reform Law for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Health Care Reform Law risk corridor payments to third-party payors who argued such payments were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the Health Care Reform Law marketplace, providers, and potentially our business, are not yet known.

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

Our executive officers and directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 71.1% of our capital stock as of August 1, 2019. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of August 1, 2019, holders of an aggregate of approximately 31.7 million shares of our common stock and approximately 2.3 million shares of our common stock issuable upon the exercise of pre-funded warrants have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In connection with the private placement that was completed on July 30, 2019, we entered into a registration rights agreement, pursuant to which we are required to register for resale the shares purchased and shares issuable upon exercise of pre-funded warrants purchased in the private placement. Under this agreement, subject to certain conditions, we must file a registration statement covering the resale of shares by the purchasers in the private placement within 45 days following the closing of the private placement. In addition we must use commercially reasonable efforts to cause such registration statement to become effective as soon as practicable after it is filed with the SEC and to keep such registration statement effective until the date the shares covered by the registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act.

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

10.1

Securities Purchase Agreement, dated July 25, 2019, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38360) filed with the SEC on July 26, 2019).

10.2

Form of Pre-Funded Warrant to Purchase Common Stock to be issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38360) filed with the SEC on July 26, 2019).

10.3

Registration Rights Agreement, dated July 25, 2019, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38360) filed with the SEC on July 26, 2019).

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

Solid Biosciences Inc.

Date: August 14, 2019	By:	/s/ Ilan Ganot
Ilan Ganot
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)