Form 10-Q
period 2019-09-30
Solid Biosciences Inc.
filed 2019-11-12
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 45,987,571 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$94,720	$86,366
Available-for-sale-securities	10,943	36,098
Prepaid expenses and other current assets	7,829	6,175
Total current assets	113,492	128,639
Property and equipment, net	11,369	10,422
Operating lease, right-of-use assets	5,529	—
Other non-current assets	209	209
Restricted cash	327	327
Total assets	$130,926	$139,597
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,210	$3,691
Accrued expenses	11,466	8,235
Operating lease liabilities	1,672	—
Finance lease liabilities	181	173
Other current liabilities	221	382
Total current liabilities	16,750	12,481
Operating lease liabilities, excluding current portion	4,869	—
Finance lease liabilities, excluding current portion	782	859
Other non-current liabilities	—	1,074
Total liabilities	22,401	14,414
Commitments and contingencies (Note 12)
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at September 30, 2019 and December 31, 2018; 45,998,944 shares issued and outstanding at September 30, 2019 and 35,432,460 shares issued and outstanding at December 31, 2018; 2,295,699 pre-funded warrants outstanding at September 30, 2019 and no pre-funded warrants outstanding at December 31, 2018	48	35
Additional paid-in capital	392,897	324,209
Accumulated other comprehensive loss	(2)	(5)
Accumulated deficit	(284,418)	(199,056)
Total stockholders’ equity	108,525	125,183
Total liabilities and stockholders’ equity	$130,926	$139,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	22,792	14,680	67,671	40,203
General and administrative	6,925	4,470	19,317	13,098
Total operating expenses	29,717	19,150	86,988	53,301
Loss from operations	(29,717)	(19,150)	(86,988)	(53,301)
Other income (expense):
Interest income	406	92	1,281	237
Other income	56	38	345	187
Total other income (expense), net	462	130	1,626	424
Net loss	$(29,255)	$(19,020)	$(85,362)	$(52,877)
Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(0.55)	$(2.26)	$(1.61)
Weighted average shares of common stock outstanding, basic and diluted	43,467,618	34,539,001	37,727,640	32,800,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(29,255)	$(19,020)	$(85,362)	$(52,877)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(5)	4	3	7
Comprehensive loss	$(29,260)	$(19,016)	$(85,359)	$(52,870)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share / unit data)

	For the Three Months Ended September 30, 2019
	Series 2 Senior Preferred Units	Amount	Series 1 Senior Preferred Units	Amount	Junior Preferred Units	Amount	Series A, B, C and D Common Units	Amount	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2019	—	$—	—	$—	—	$—	—	$—	35,398,894	$35	$331,620	$3	$(255,163)	$76,495
Equity-based compensation	—	—	—	—	—	—	—	—	—		3,392	—	—	3,392
Sale of common stock, net of issuance costs of $2,079									10,607,525	11	47,235			47,246
Sale of pre-funded warrants									2,295,699	2	10,650			10,652
Net loss	—	—	—	—	—	—	—	—				—	(29,255)	(29,255)
Repurchase of shares of common stock	—	—	—	—	—	—	—	—	(7,475)	—	—	—	—	—
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Balance at September 30, 2019	—	$—	—	$—	—	$—	—	$—	48,294,643	$48	$392,897	$(2)	$(284,418)	$108,525

	For the Nine Months Ended September 30, 2019
	Series 2 Senior Preferred Units	Amount	Series 1 Senior Preferred Units	Amount	Junior Preferred Units	Amount	Series A, B, C and D Common Units	Amount	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	—	$—	—	$—	—	$—	—	$—	35,432,460	$35	$324,209	$(5)	$(199,056)	$125,183
Equity-based compensation	—	—	—	—	—	—	—	—	—		10,803	—	—	10,803
Sale of common stock, net of issuance costs of $2,079									10,607,525	11	47,235			47,246
Sale of pre-funded warrants									2,295,699	2	10,650			10,652
Net loss	—	—	—	—	—	—	—	—				—	(85,362)	(85,362)
Repurchase of shares of common stock	—	—	—	—	—	—	—	—	(41,041)	—	—	—	—	—
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	3	—	3
Balance at September 30, 2019	—	$—	—	$—	—	$—	—	$—	48,294,643	$48	$392,897	$(2)	$(284,418)	$108,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share / unit data)

	For the Three Months Ended September 30, 2018
	Series 2 Senior Preferred Units	Amount	Series 1 Senior Preferred Units	Amount	Junior Preferred Units	Amount	Series A, B, C and D Common Units	Amount	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2018	—	$—	—	$—	—	$—	—	$—	35,444,792	$35	$320,382	$(10)	$(158,115)	$162,292
Equity-based compensation	—	—	—	—	—	—	—	—	—		1,797	—	—	1,797
Net loss	—	—	—	—	—	—	—	—				—	(19,020)	(19,020)
Repurchase of shares of common stock	—	—	—	—	—	—	—	—	(12,332)	—	—	—	—	—
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	4	—	4
Balance at September 30, 2018	—	$—	—	$—	—	$—	—	$—	35,432,460	$35	$322,179	$(6)	$(177,135)	$145,073

	For the Nine Months Ended September 30, 2018
	Series 2 Senior Preferred Units	Amount	Series 1 Senior Preferred Units	Amount	Junior Preferred Units	Amount	Series A, B, C and D Common Units	Amount	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2017	4,886,000	$55,002	2,500,000	$25,000	4,414,356	$44,177	19,438,552	$65,014	—	$—	$—	$(13)	$(124,258)	$(59,257)
Conversion of units into shares of common stock	(4,886,000)	(55,002)	(2,500,000)	(25,000)	(4,414,356)	(44,177)	(19,429,620)	(65,180)	26,498,559	26	189,333	—	—	124,179
Issuance of common stock upon initial public offering, net of issuance costs of $4,592	—	—	—	—	—	—	—	—	8,984,375	$9	129,087	—	—	129,096
Equity-based compensation	—	—	—	—	—	—	—	166			3,759	—	—	3,925
Net loss	—	—	—	—	—	—	—	—				—	(52,877)	(52,877)
Repurchase of common units/ shares of common stock	—	—	—	—	—	—	(8,932)	—	(50,474)	—	—	—	—	—
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	7	—	7
Balance at September 30, 2018	—	$—	—	$—	—	$—	—	$—	35,432,460	$35	$322,179	$(6)	$(177,135)	$145,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(85,362)	$(52,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount)/premium on available-for-sale securities	(246)	(52)
Equity-based compensation expense	10,803	3,925
Depreciation expense	2,018	1,085
(Gain) / loss on sale of property and equipment	2	(3)
Changes in operating assets and liabilities:
Proceeds from landlord lease incentive for tenant improvements	—	823
Prepaid expenses and other current and non-current assets	(1,106)	(1,772)
Accounts payable	8	(107)
Accrued expenses and other current and non-current liabilities	2,414	185
Net cash used in operating activities	(71,469)	(48,793)
Cash flows from investing activities:
Purchases of property and equipment	(3,742)	(6,339)
Proceeds from sale and maturities of available-for-sale securities	56,899	19,585
Purchases of available-for-sale securities	(31,496)	(18,744)
Net cash provided by (used in) investing activities	21,661	(5,498)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	133,688
Proceeds from issuance of common stock	49,325	—
Proceeds from issuance of warrants	10,652	—
Payment of offering costs	(1,815)	(2,168)
Net cash provided by financing activities	58,162	131,520
Net increase in cash, cash equivalents and restricted cash	8,354	77,229
Cash, cash equivalents, and restricted cash at beginning of period	86,693	52,145
Cash, cash equivalents, and restricted cash at end of period	$95,047	$129,374
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A, B, C and D common units into shares of common stock	$—	$65,180
Conversion of Series 2 Senior Preferred units into shares of common stock	$—	$55,002
Conversion of Series 1 Senior Preferred units into shares of common stock	$—	$25,000
Conversion of Junior Preferred units into shares of common stock	$—	$44,177
Property and equipment included in accounts payable and accruals	$51	$513
Offering costs included in accounts payable and accruals	$264	$—
Operating lease liabilities arising from obtaining right-of-use asset	$1,629	$—

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through September 30, 2019, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and prefunded common stock warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering.

On July 30, 2019, the Company issued and sold in a private placement (i) 10,607,525 shares of its common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of its common stock at a price per warrant of $4.64. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants have no expiration date. The Company received gross proceeds from the private placement of $59,977, before deducting offering costs of $2,079.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of September 30, 2019, the Company had an accumulated deficit of $284,418. During the three and nine months ended September 30, 2019, the Company incurred a net loss of $29,255 and $85,362, respectively, and the Company used $71,469 of cash in operations for the nine months ended September 30, 2019. The Company has incurred recurring losses from operations since inception. The Company expects to continue to generate operating losses in the foreseeable future. The Company currently expects that its cash, cash equivalents and available-for-sale securities of $105,663 as of September 30, 2019 will be sufficient to fund its operating expenses and capital requirements, based upon its current operating plan, into the fourth quarter of 2020.

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

In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements (condensed consolidated financial statements) include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Restricted Cash

The Company held restricted cash of $327 in separate restricted bank accounts as security deposits for leases of the Company’s facilities as of September 30, 2019 and December 31, 2018. The Company has included restricted cash of $327 as a non-current asset as of September 30, 2019 and December 31, 2018. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents as presented on balance sheet	$94,720	$86,366
Restricted cash, non-current, as presented on balance sheet	327	327
Cash and cash equivalents and restricted cash as presented on cash flow statement	$95,047	$86,693

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding for the period, including potential dilutive shares of common stock assuming the dilutive effect of common stock equivalents.

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

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as of January 1, 2019 using the modified retrospective transition approach with no restatement of prior periods or cumulative adjustment to accumulated deficit. Upon adoption, the Company elected the package of transition practical expedients, which allowed the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also made an accounting policy election not to recognize leases with an initial term of 12 months or less within its condensed consolidated balance sheets and to recognize those lease payments on a straight-line basis in its condensed consolidated statements of operations and comprehensive loss over the lease term. Upon adoption of ASU 2016-02, the Company recognized operating lease, right-of-use assets of approximately $4,600 and a corresponding operating lease liability of approximately $5,900, which are included in the Company’s condensed consolidated balance sheet. The adoption of ASU 2016-02 did not have any impact on the Company’s condensed consolidated statements of operations and comprehensive loss.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$81,229	$—	$81,229
Available-for-sale securities	—	10,943	—	10,943
	$—	$92,172	$—	$92,172

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$54,423	$—	$54,423
Available-for-sale securities	—	36,098	—	36,098
	$—	$90,521	$—	$90,521

As of September 30, 2019 and December 31, 2018, the fair values of the Company’s available-for-sale debt securities, which consisted of U.S. government agency securities, commercial paper and corporate bond securities, were determined using Level 2 inputs. During the nine months ended September 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

4. Available-for-Sale Securities

As of September 30, 2019 and December 31, 2018, the fair value of available-for-sale securities by type of security was as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate bond securities	$3,504	$—	$(2)	$3,502
Commercial Paper	7,441	—	—	7,441
	$10,945	$—	$(2)	$10,943

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
U.S. government agency securities	$13,543	$—	$(2)	$13,541
Corporate bond securities	12,860	2	(5)	12,857
Commercial paper	9,700	—	—	9,700
	$36,103	$2	$(7)	$36,098

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,945	$10,943	$36,103	$36,098
Total available-for-sale securities	$10,945	$10,943	$36,103	$36,098

The weighted average maturity of the Company’s available-for-sale securities as of September 30, 2019 and December 31, 2018 was approximately 0.3 years and 0.3 years, respectively.

5. Property and Equipment

Property and equipment consists of the following:

	September 30, 2019	December 31, 2018
Furniture and fixtures	$203	$187
Laboratory equipment	9,219	5,998
Leasehold improvements	4,686	4,585
Computer equipment	428	166
Computer software	367	123
Construction in process	451	1,351
	15,354	12,410
Less accumulated depreciation	3,985	1,988
	$11,369	$10,422

Depreciation expense was $764 and $2,018 for the three and nine months ended September 30, 2019, respectively, and $545 and $1,085 for the three and nine months ended September 30, 2018, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2019	December 31, 2018
Prepaid research and development expenses	$5,258	$4,365
Prepaid expenses and other assets	2,571	1,810
	$7,829	$6,175

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2019	December 31, 2018
Accrued research and development	$4,924	$3,529
Accrued compensation	4,240	3,534
Accrued other	2,302	1,172
	$11,466	$8,235

8. Stockholders’ Equity

On July 30, 2019, the Company issued and sold in a private placement (i) 10,607,525 shares of its common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of its common stock at a price per warrant of $4.64.  Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants have no expiration date.  The Company received gross proceeds from the private placement of $59,977, before deducting offering costs of $2,079.

No warrants were exercised during the nine months ended September 30, 2019 and no warrants were outstanding or exercised during the nine months ended September 30, 2018.

9. Equity-Based Compensation

In connection with the closing of the Company’s initial public offering, the board of directors and stockholders approved the 2018 Omnibus Incentive Plan, which provides for the reservation of 5,001,000 shares of common stock for equity awards. During the three and nine months ended September 30, 2019, the Company granted options for the purchase of 11,800 and 1,656,221 shares of common stock, respectively. During the three and nine months ended September 30, 2019, the Company issued 265,800 restricted stock units.

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$2,070	$1,254	$6,003	$2,970
General and administrative	1,322	543	4,800	955
Total	$3,392	$1,797	$10,803	$3,925

10. Income Taxes

During the three and nine months ended September 30, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits and orphan drug credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amounts of its net deferred tax assets because, at September 30, 2019 and December 31, 2018, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of September 30, 2019, and December 31, 2018, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation 2018 tax year is open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

11. Leases

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

In January 2018, the Company executed a lease agreement for lab space in Cambridge, Massachusetts. The lease consists of approximately 9,500 square feet with an initial term of five years with the option to extend the term for one additional two year term. The future minimum rent commitment for the initial five-year term is approximately $2,800. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In January 2018, the Company executed a lease agreement for office space in Cambridge, Massachusetts. The space serves as the Company’s corporate headquarters and consists of approximately 16,000 square feet. The term of the lease runs through February 2022. The future minimum rent commitment for the lease term is approximately $2,900. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In November 2018, the Company entered into a 48-month capital lease for certain lab equipment to be used at its facility in Cambridge Massachusetts. The future minimum lease commitment for the lease term is approximately $1,200.

In January 2019, the Company executed a lease agreement for additional office space in Cambridge, Massachusetts. The space serves as office space supporting the Company’s lab operations and consists of approximately 5,000 square feet. The term of the lease runs through January 2025. The future minimum rent commitment for the lease term is approximately $2,400.

As of September 30, 2019, minimum future lease payments for these operating and finance leases were as follows:

	Finance Leases	Operating Leases
2019	$69	$592
2020	276	2,408
2021	276	2,444
2022	276	1,424
2023	300	686
Thereafter	—	778
Total	1,197	8,332
Less: Imputed Interest	234	1,791
Total Lease Liabilities	$963	$6,541

As of December 31, 2018, minimum future lease payments for these operating and finance leases were as follows:

	Finance Leases	Operating Leases
2019	$276	$1,934
2020	276	2,017
2021	276	2,056
2022	485	1,023
2023	—	278
Thereafter	—	—
Total	1,313	7,308

The company recorded lease expense of $602 and $1,806 for the three and nine months ended September 30, 2019, respectively.

Short-term lease costs were not material for the three and nine months ended September 30, 2019. Variable lease costs were not material for the three and nine months ended September 30, 2019.

The supplemental disclosure of cash flow information related to the Company’s leases and the weighted average remaining lease term and weighted average discount rate of the Company’s leases are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Other information
Operating cash flows used for operating leases	$590	$1,695
Operating lease liabilities arising from obtaining right-of-use-assets	$—	$1,629
Finance lease liabilities arising from obtaining right-of-use assets	$—	$—
Weighted-average remaining lease term (in years)
Operating lease	3.7	3.7
Finance lease	3.6	3.6
Weighted-average discount rate
Operating lease	12.4%	12.4%
Finance lease	10.7%	10.7%

12. Commitments and Contingencies

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

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(29,255)	$(19,020)	$(85,362)	$(52,877)

The denominator is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares of common stock outstanding, basic and diluted	41,945,470	34,539,001	37,214,682	32,800,126
Weighted average pre-funded warrants to purchase common stock	1,522,148	—	512,958	—
Total	43,467,618	34,539,001	37,727,640	32,800,126

Net loss per share attributable to common stockholders, basic and diluted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss per share attributable to common stockholders	$(0.67)	$(0.55)	$(2.26)	$(1.61)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect for the three and nine months ended September 30:

	2019	2018
Options to purchase shares of common stock	2,662,162	1,017,837
Unvested restricted stock units	264,650	—
Unvested shares of common stock	430,683	833,827
	3,357,495	1,851,664

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

Some of the statements contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this quarterly report on Form 10-Q particularly including those risks identified in Part II, Item 1A “Risk Factors” and our other filings with the Securities and Exchange Commission, or the SEC.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this quarterly report on Form 10-Q. Statements made herein are made as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this quarterly report on Form 10-Q, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

In May 2019, we announced that two patients were randomized in the second cohort of the Phase I/II IGNITE DMD study, including one patient dosed with 2E14 vg/kg of SGT-001 and another added to the control group. Shortly after dosing, the patient in the treatment arm was diagnosed with a gastrointestinal infection that was classified as a serious adverse event unrelated to study drug, as well as a transient decline in platelet count that was considered a non-serious adverse event related to study drug; these events fully resolved. In addition, the patient experienced a transient elevation of transaminases as well as a transient increase in bilirubin higher than 2 times the upper limit of normal, which was rapidly resolved with an increase in oral glucocorticoids. This was reported to the U.S. Food and Drug Administration, or the FDA, as a serious adverse event related to study drug.

In August 2019, we announced that we amended the IGNITE DMD clinical trial protocol. The changes to the protocol included adding an upper weight limit of 25 kg for at least the next patient dosed in the second cohort and removing the matched patient control arm for the rest of the second cohort. We also announced that a patient was dosed under this amended protocol.

The third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event deemed related to the study drug that was characterized by complement activation, thrombocytopenia, decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency. Neither cytokine- nor coagulopathy-related abnormalities were observed. The patient is being closely followed by his care team. He is recovering and continues to improve.

We reported the event to the FDA and the study Data Safety Monitoring Board. Following notification, the FDA placed IGNITE DMD on clinical hold.  We have halted enrollment and dosing in IGNITE DMD and are awaiting the formal clinical hold letter from the FDA. We plan to work with the FDA in an effort to resolve the clinical hold and determine next steps for IGNITE DMD.

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

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net losses were $85.4 million and $52.9 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $284.4 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

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

On July 30, 2019, we issued and sold in a private placement (i) 10,607,525 shares of our common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of our common stock at a price per warrant of $4.64. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants have no expiration date. We received $57.9 million of net proceeds from the private placement after deducting offering costs.

As of September 30, 2019, we had cash, cash equivalents and available-for-sale securities of $105.7 million. We believe that our existing cash, cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
SGT-001	$9,323	$6,513	$29,390	$19,691
Other product candidates	544	937	3,726	2,415
Unallocated research and development expenses	12,925	7,230	34,555	18,097
Total research and development expenses	$22,792	$14,680	$67,671	$40,203

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

During the three and nine months ended September 30, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	Accrued research and development expenses; and
•	Equity-based compensation

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase
(in thousands)	2019	2018	(decrease)
Revenue	$—	$—	$—
Operating expenses:
Research and development	22,792	14,680	8,112
General and administrative	6,925	4,470	2,455
Total operating expenses	29,717	19,150	10,567
Loss from operations	(29,717)	(19,150)	(10,567)
Other income (expense):
Interest income	406	92	314
Other income	56	38	18
Total other income (expense)	462	130	332
Net loss	$(29,255)	$(19,020)	$(10,235)

Research and development expenses

	Three Months Ended September 30,		Increase
(in thousands)	2019	2018	(decrease)
SGT-001	$9,323	$6,513	$2,810
Other product candidates	544	937	(393)
Unallocated research and development expenses	12,925	7,230	5,695
Total research and development expenses	$22,792	$14,680	$8,112

Research and development expenses for the three months ended September 30, 2019 were $22.8 million, compared to $14.7 million for the three months ended September 30, 2018. The increase of $8.1 million in research and development costs was due to an increase in unallocated research and development costs of $5.7 million, primarily due to personnel and facility related expenses, including costs incurred to operate our lab facilities, a $2.8 million increase in costs related to our lead product candidate SGT-001, driven by higher manufacturing costs of $1.9 million and increased clinical trial activity resulting in $0.9 million of additional costs partially offset by a $0.4 million decrease in costs related to our other product candidates.

General and administrative expenses

General and administrative expenses were $6.9 million for the three months ended September 30, 2019, compared to $4.5 million for the three months ended September 30, 2018. The increase of $2.4 million was due to personnel related expenses of $1.8 million and $0.6 million of other corporate expenses.

Interest income

Interest income was $0.4 million for the three months ended September 30, 2019, compared to $0.1 million for the three months ended September 30, 2018. The increase was primarily related to additional available-for-sale securities included within our portfolio.

Other income

Other income for the three months ended September 30, 2019 was $0.1 million compared to $0.1 million for the three months ended September 30, 2018. Other income relates to contributions from charitable organizations. We do not expect these contributions to significantly increase in future periods.

Comparison of the nine months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Increase
(in thousands)	2019	2018	(decrease)
Revenue	$—	$—	$—
Operating expenses:
Research and development	67,671	40,203	27,468
General and administrative	19,317	13,098	6,219
Total operating expenses	86,988	53,301	33,687
Loss from operations	(86,988)	(53,301)	(33,687)
Other income (expense):
Interest income	1,281	237	1,044
Other income	345	187	158
Total other income (expense)	1,626	424	1,202
Net loss	$(85,362)	$(52,877)	$(32,485)

Research and development expenses

	Nine Months Ended September 30,		Increase
(in thousands)	2019	2018	(decrease)
SGT-001	$29,390	$19,691	$9,699
Other product candidates	3,726	2,415	1,311
Unallocated research and development expenses	34,555	18,097	16,458
Total research and development expenses	$67,671	$40,203	$27,468

Research and development expenses for the nine months ended September 30, 2019 were $67.7 million, compared to $40.2 million for the nine months ended September 30, 2018. The increase of $27.5 million in research and development costs was due to a $16.5 million increase in unallocated research and development costs driven by increased personnel and facility related expenses, including costs incurred to operate the new lab facilities, an increase of $9.7 million in costs related to our lead product candidate SGT-001 driven by a $8.0 million increase manufacturing activities and $1.7 million in clinical development, and a $1.3 million increase in costs related to our other product candidates.

General and administrative expenses

General and administrative expenses were $19.3 million for the nine months ended September 30, 2019, compared to $13.1 million for the nine months ended September 30, 2018. The increase of $6.2 million was due to an increase of $5.0 million in personnel and facility related expenses and an increase of $1.2 million of other corporate expenses.

Interest income

Interest income was $1.3 million for the nine months ended September 30, 2019, compared to $0.2 million for the nine months ended September 30, 2018. The increase was primarily related to additional available-for-sale securities included within our portfolio.

Other income

Other income for the nine months ended September 30, 2019 was $0.3 million compared to $0.2 million for the nine months ended September 30, 2018. The increase of $0.1 million related to income from charitable organizations. We do not expect these contributions to significantly increase in future periods.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred units and our initial public offering as well as a private placement of shares of our common stock and pre-funded warrants to purchase shares of our common stock. Through September 30, 2019, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, an aggregate of $129.1 million of net proceeds from the sale of our common stock after deducting underwriting discounts and commission and offering expenses in our initial public offering and an aggregate of $57.9 million of net proceeds, after deducting offering costs, from our July 2019 private placement.

We completed our initial public offering on January 30, 2018, in which we sold 8,984,375 shares of common stock, including shares of common stock issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $129.1 million.

On July 30, 2019, we issued and sold in a private placement (i) 10,607,525 shares of our common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of our common stock at a price per warrant of $4.64. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants have no expiration date. We received $57.9 million of net proceeds from the private placement after deducting offering costs.

As of September 30, 2019, we had cash, cash equivalents and available-for-sale securities of $105.7 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,		Increase
(in thousands)	2019	2018	(decrease)
Cash used in operating activities	$(71,469)	$(48,793)	$(22,676)
Cash provided by (used in) investing activities	21,661	(5,498)	27,159
Cash provided by financing activities	58,162	131,520	(73,358)
Net increase in cash, cash equivalents and restricted cash	$8,354	$77,229	$(68,875)

Operating activities

During the nine months ended September 30, 2019, operating activities used $71.5 million of cash, primarily resulting from our net loss of $85.4 million offset by non-cash charges of $12.6 million due primarily to equity-based compensation of $10.8 million and depreciation expense of $2.0 million as well as $1.3 million of cash provided by changes in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2019 consisted primarily of an increase in accrued expenses and other liabilities of $2.4 million partially offset by an increase in prepaid expenses and other assets of $1.1 million, which was primarily due to up-front research and development expenses.

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

Investing activities

During the nine months ended September 30, 2019, investing activities generated $21.7 million of cash, consisting primarily of proceeds from maturities of available-for-sale securities offset by purchases of property and equipment, and available-for-sale securities.

During the nine months ended September 30, 2018, investing activities used $5.5 million of cash, consisting primarily of purchases of available-for-sale securities and property and equipment, partially offset by proceeds on the sale and maturity of available-for-sale securities.

Financing activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $58.2 million, primarily due to the proceeds from private placement of shares of our common stock and pre-funded warrants to purchase shares of our common stock completed on July 30, 2019, partially offset by $1.8 million of payments made in connection with costs incurred for the private placement.

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

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to SGT-001. In addition, we expect to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•	seek to resolve the clinical hold on and determine next steps for IGNITE DMD and, if and when possible, resume our clinical development of SGT-001;
•	move other current or future product candidates into clinical trials;
•	continue research and preclinical development of our other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our ongoing development activity;
•	acquire or in-license other drugs, technologies and intellectual property; and
•	add operational, financial and management information systems and personnel.

On January 30, 2018, we completed our initial public offering in which we sold 8,984,375 shares of common stock, including shares of common stock issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $129.1 million, after deducting underwriting discounts and commissions and offering expenses.

On July 30, 2019, we issued and sold in a private placement (i) 10,607,525 shares of our common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of our common stock at a price per warrant of $4.64. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants have no expiration date. We received $57.9 million of net proceeds from the private placement after deducting offering costs.

As of September 30, 2019, we had cash, cash equivalents and available-for-sale securities of $105.7 million. We believe that our existing cash, cash equivalents and available-for-sale securities, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Because of the numerous risks and uncertainties associated with the development of SGT-001 and other product candidates and programs and because the extent to which we may enter collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	if and when we are able to favorably resolve the clinical hold on and resume IGNITE DMD;
•	the progress and results of IGNITE DMD and future clinical trials of SGT-001 and our other product candidates;
•	the costs, timing and outcome of regulatory review of SGT-001 and our other product candidates;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related changes in interest rates. As of September 30, 2019, our cash equivalents consisted of money market accounts and U.S. government agency securities that have contractual maturities of less than 90 days from the date of acquisition. As of September 30, 2019, our investments consisted of corporate bond securities and commercial paper that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weaknesses described below.

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

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been completed as of the quarter ending September 30, 2019:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

Since inception, we have incurred significant net losses. Our net loss was $85.4 million for the nine months ended September 30, 2019. In addition, our net losses were $74.8 million, $53.2 million and $23.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of September 30, 2019, we had an accumulated deficit of $284.4 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•	seek to resolve the clinical hold on and determine next steps for IGNITE DMD and, if and when possible, resume our clinical development of SGT-001;
•	move other current or future product candidates into clinical trials;
•	continue research and preclinical development of other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our activities;
•	acquire or in-license other drugs, technologies and intellectual property; and
•	add operational, financial and management information systems and personnel.

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we seek to resolve the clinical hold, resume IGNITE DMD and complete clinical trials of SGT-001, obtain marketing approval for SGT-001, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future product candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001 and our other product candidates. In addition, if we obtain marketing approval for SGT-001 and our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of September 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.  In addition, we anticipate that we will need additional funding to complete the development of SGT-001 and our other product candidates.

Our future capital requirements will depend on many factors, including:

•	if and when we are able to favorably resolve the clinical hold on and resume IGNITE DMD;
•	the progress and results of IGNITE DMD and future clinical trials of SGT-001 and our other product candidates;
•	the costs, timing and outcome of regulatory review of SGT-001 and our other product candidates;
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

The FDA has placed IGNITE DMD on clinical hold after we reported a serious adverse event in the clinical trial. We may not conduct any clinical trials of SGT-001 until such clinical hold is lifted by the FDA. Our business may be adversely affected if the clinical hold is not timely and favorably resolved or if such regulatory concerns lead to more burdensome preclinical studies or clinical trials that cause significant delays in or end development of SGT-001.

In November 2019, the FDA placed a clinical hold on SGT-001 following a serious adverse event in our Phase I/II clinical trial, called IGNITE DMD. The third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event deemed related to the study drug that was characterized by complement activation, thrombocytopenia, decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency.  We reported the event to the FDA and the study Data Safety Monitoring Board. Following notification, the FDA placed IGNITE DMD on clinical hold.  We plan to work with the FDA in an effort to resolve the clinical hold and determine next steps for IGNITE DMD.  We cannot assure our stockholders that the FDA will lift the clinical hold or that we will be able to resume development of SGT-001 as planned, or at all. Further, even if the FDA lifts the clinical hold, or if the FDA or other regulatory agencies continue to express safety concerns even after the hold is lifted, additional preclinical studies or clinical trials involving SGT-001, further amendments to the SGT-001 enrollment criteria and/or clinical trial protocol or changes to our manufacturing process may be needed and difficult to implement and/or complete. In such instance, our progress in the development of SGT-001 may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business, and our stock price would likely decline.

In addition, we may not be able to obtain institutional review board committee, or IRB, or data safety monitoring board committee approvals for IGNITE DMD as a result of the clinical hold or any related risks, which could further delay our ability to open new trial sites and enroll patients into the clinical trial. Any delay in enrolling patients or inability to continue or complete our clinical trial of SGT-001, as a result of the clinical hold or otherwise, will delay or terminate our clinical development plans for SGT-001, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for SGT-001. Delays in the completion of any clinical trial of SGT-001, our lead product candidate, or any other product candidate will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of SGT-001 or our other product candidates.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the product candidate being studied caused these conditions. For instance, recently we reported a serious adverse event in IGNITE DMD, which resulted in a clinical hold, and previously IGNITE DMD has been on clinical hold after reporting another serious adverse event. In addition, it is possible that as we test SGT-001 or our other product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase III clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that SGT-001 or any other product candidate has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked.

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

We will need to successfully complete clinical trials in order to obtain FDA approval to market SGT-001 or our other product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate. In November 2019, the FDA placed SGT-001 on a clinical hold. If the clinical hold is not lifted on our IGNITE DMD clinical trial, we will not be able to evaluate or fully evaluate the safety, tolerability and efficacy of SGT-001.We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or to begin as proposed, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. This may be particularly true for design of a pivotal trial for the treatment of DMD as the FDA has not given clear guidance as to the necessary endpoints for approval of a treatment for DMD. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of SGT-001 or our other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of SGT-001 or our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, clinical trials, could prevent us from or delay us in commercializing SGT-001 and our other product candidates.

In March 2018, the FDA placed a full clinical hold on SGT-001 following an unexpected serious adverse event in IGNITE DMD. In connection with the lifting of that clinical hold, we made changes to the IGNITE DMD protocol, including the addition of IV glucocorticoids in the initial weeks post administration of SGT-001 and enhanced monitoring measures that include a panel for complement activation. The amended protocol also specifies that eculizumab will be available as a treatment option if complement activation is observed. These changes to the IGNITE DMD protocol, the IGNITE DMD protocol changes announced in August 2019, and any other such changes that may be made in the future, may impact our development timeline and result in increased costs and expenses.

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

Before obtaining marketing approval from regulatory authorities for the sale of SGT-001 or our other product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;
•	delays in or the inability to successfully resolve the clinical hold placed on IGNITE DMD for SGT-001;
•	delays in reaching agreement with the appropriate external parties on dose escalation;
•	delays in enrolling patients in IGNITE DMD for SGT-001;
•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;
•	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;
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

In November 2019, the FDA placed our IGNITE DMD clinical trial of SGT-001 on clinical hold following our report of a serious adverse event in the clinical trial. As a result, we have halted enrollment and dosing in the clinical trial and are awaiting the formal clinical hold letter from the FDA. If we are unable to satisfy any requests of the FDA in a timely manner, or at all, or if the FDA does not lift the clinical hold in a timely manner, or at all, we would be further delayed or prevented from enrolling patients in our IGNITE DMD clinical trial of SGT-001.

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

Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

Gene transfer remains a novel technology and public perception may be influenced by claims that gene transfer is unsafe, and gene transfer may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of DMD prescribing treatments that involve the use of SGT-001 in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion may delay or impair the development and commercialization of SGT-001 or demand for any product candidate we may develop. A public backlash developed against gene therapy following the death of a patient in 1999 during a gene therapy clinical trial of research subjects with ornithine transcarbamylase, or OTC, deficiency, a rare disorder in which the liver lacks a functional copy of the OTC gene. The death of the clinical trial subject was due to complications of adenovirus vector administration. Dr. James M. Wilson, former chair of our Scientific Advisory Board, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of the University of Pennsylvania. Serious adverse events in our clinical trials, including the events that led to the current clinical hold on IGNITE DMD and the previously-lifted clinical hold on IGNITE DMD or other clinical trials involving gene transfer products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of SGT-001, stricter labeling requirements for SGT-001 if approved and a decrease in demand for SGT-001.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom's membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019.  On October 28, 2019, that deadline was extended from October 31, 2019 to January 31, 2020 to allow the parties to continue to negotiate a withdrawal agreement. The United Kingdom could leave the European Union earlier if the Parliament approves the withdrawal but that has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.  On July 24, 2019, Boris Johnson was appointed Prime Minister of the United Kingdom, who has previously suggested that the country should leave the European Union without an agreement.

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

Moreover, licenses to additional third-party intellectual property, technology and materials are required for our development programs but may not be available in the future or may not be available on commercially reasonable terms. For example, we are aware of certain third-party patents related to certain microdystrophin constructs, which, if in force at the time of SGT-001’s commercialization, may be claimed by third parties to cover SGT-001. In addition, third parties may claim that the AAV vector we are developing for use in SGT-001 is covered by patents held by them. We believe that we would have valid defenses to any such claims; however, if any such claims were ultimately successful, we might require a license to continue to use and sell SGT-001 and such AAV vector. Such licenses may not be available on commercially reasonable terms, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. Moreover, even if we are able to obtain such licenses, they may only be non-exclusive, which could permit competitors and other third parties to use the same intellectual property in competition with us.

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

Other parties have developed products that may be related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our patent applications or issued patents. We may not be aware of all third-party intellectual property rights potentially relating to SGT-001 or our other current or future product candidates. In addition, we cannot provide any assurances that any of the inventions disclosed in our patent applications will be found to be patentable, including over third-party or our own prior art patents, publications or other disclosures, or will issue as patents. Even if our patent applications issue as patents, we cannot provide any assurances that such patents will not be challenged or ultimately held to be invalid or unenforceable. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or, in some cases, at all. Therefore, we cannot know with certainty whether the inventors of our licensed patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. Similarly, should we own any issued patents or patent applications in the future, we may not be certain that we were the first to file for patent protection for the inventions claimed in such patents or patent applications. Furthermore, given the differences in patent laws in the United States, Europe and other foreign jurisdictions, for example, the availability of grace periods for filing patent applications and what can be considered as prior art, we cannot make any assurances that any claims in our pending and future patent applications in the United States or other jurisdictions will issue, or if they do issue, whether they will issue in a form that provides us with any meaningful competitive advantage. Similarly, we cannot make any assurances that if the patentability, validity, enforceability or scope of our pending or future patents and patent applications in the United States or foreign jurisdictions are challenged by any third party, that the claims of such pending or future patents and patent applications will survive any such challenge in a form that provides us with any meaningful competitive advantage. For example, we are aware of certain third-party patents and publications related to certain microdystrophin constructs. While we believe that our owned or in-licensed patents and patent applications claim novel and non-obvious features of microdystrophin constructs that are not described in such third-party patents or publications, such third-party patents and publications may have earlier priority or publication dates and may be asserted as prior art against our owned or in-licensed patents and applications. Any such challenge, if successful, could limit or eliminate patent protection for our products and product candidates or otherwise materially harm our business. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

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

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent or other intellectual property rights against us. For example, as discussed above, third parties may claim that the microdystrophin or the AAV vector we are developing for use in SGT-001 is covered by patents held by them. Even if we believe such claim, or other intellectual property claims alleged by third parties, are without merit, there is no assurance that we would be successful in defending such claims. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize SGT-001 or our other product candidates covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similarly, there is no assurance that a court of competent jurisdiction would find that SGT-001 or our other product candidates did not infringe a third-party patent.

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

Our executive officers and directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 71.2% of our capital stock as of November 1, 2019. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of November 1, 2019, holders of an aggregate of approximately 30.1 million shares of our common stock and approximately 2.3 million shares of our common stock issuable upon the exercise of pre-funded warrants have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In July 2019, we completed a private placement of 10,607,525 shares of our common stock and 2,295,699 pre-funded warrants to purchase shares of our common stock to several accredited investors.  We have filed a registration statement covering the resale of these shares by the purchasers in the private placement and have agreed to keep such registration statement effective until the date the shares covered by the registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. We do not intend to have this choice of forum provision apply to, and this choice of forum provision will not apply to, actions arising under the Securities Act or the Exchnage Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Other than as reported in a Current Report on Form 8-K, we did not sell any securities that were not registered under the Securities Act during the three months ended September 30, 2019.

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

Solid Biosciences Inc.

Date: November 12, 2019	By:	/s/ Ilan Ganot
Ilan Ganot
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)