Form 10-K
period 2019-12-31
Solid Biosciences Inc.
filed 2020-03-12
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock  held by non-affiliates was $100.9 million, based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

The number of shares of Registrant’s common stock outstanding as of February 15, 2020 was 46,068,049.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the timing, progress and results of preclinical studies and clinical trials for SGT-001 and our other product candidates;
•	our ability to resolve the clinical hold on SGT-001 and the requirements for and timing of any such resolution;
•	our ability to obtain and maintain U.S. regulatory approval of SGT-001, and the timing and scope thereof;
•	our ability to obtain and maintain foreign regulatory approvals, and the timing and the scope thereof;
•	the size of the patient populations and potential market opportunity for SGT-001 and our other product candidates, if approved for commercial use;
•	our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes;
•	our plans to develop and commercialize SGT-001 and our other product candidates, if approved;
•	the pricing and reimbursement of SGT-001 and any other product candidates we may develop, if approved;
•	the establishment of sales, marketing and distribution capabilities and entry into agreements with third parties to market and sell SGT-001 or our other product candidates, if approved;
•	the rate and degree of market acceptance and clinical utility of SGT-001 and any other product candidates we may develop and for which we may receive approval;
•	our expectations related to our use of capital resources;
•	our estimates regarding expenses, ongoing losses, future revenue, capital requirements and need for and ability to obtain additional financing;
•	our intellectual property position;
•	our competitive and market position;
•	developments relating to our competitors and our industry; and
•	the impact of laws and regulations on our operations.

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

Overview

Our mission is to cure Duchenne muscular dystrophy, or DMD, a genetic muscle-wasting disease predominantly affecting boys, with symptoms that usually manifest between three and five years of age. DMD is a progressive, irreversible and ultimately fatal disease that affects approximately one in every 3,500 to 5,000 live male births and has an estimated prevalence of 10,000 to 15,000 cases in the United States alone. DMD is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. There is no cure for DMD and, for the vast majority of patients, there are no satisfactory symptomatic or disease-modifying treatments. Our efforts are focused on our lead product candidate, SGT-001, a gene transfer candidate under investigation for its ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease. Based on our preclinical program that included multiple animal species of different phenotypes and genetic variations, as well as preliminary clinical trial biomarker results, we believe that SGT-001, has the potential to slow or even halt the progression of DMD, regardless of the type of genetic mutation or stage of the disease.

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

Our product candidates

SGT-001 is our lead gene transfer candidate and the focus of our research and development efforts. Gene transfer, a type of gene therapy, is designed to address diseases caused by mutated genes through the delivery of functional versions of those genes, called transgenes. The transgenes are then utilized by the body to produce proteins that are absent or not functional prior to treatment, potentially offering long-lasting beneficial clinical effects. SGT-001 is designed to address the underlying genetic cause of DMD by delivering a synthetic transgene that produces dystrophin-like protein that is only expressed in muscles of the body, including cardiac and respiratory muscles. Our SGT-001 vector is derived from a naturally occurring, non-pathogenic virus called adeno-associated virus, or AAV, which was selected for its ability to efficiently enter skeletal, diaphragm and cardiac muscle tissues. The vector is designed to carry a synthetic dystrophin transgene construct, called microdystrophin, that retains the most critical components of the full-size dystrophin gene yet is small enough to fit within AAV packaging constraints. These components not only include the domains necessary to confer protection against muscle damage, but also to drive the expression of key dystrophin associated proteins, such as neuronal Nitric Oxide Synthase, or nNOS. Inclusion of this nNOS coding region of the dystrophin protein may result in microdystrophin protein that has unique activity, restore nitric oxide production in the muscle and potentially provide important functional benefits such as diminished muscle fatigue and protection against ischemic muscle damage. In our Investigational New Drug Application-, or IND, enabling preclinical program, we have studied the efficacy, safety and durability of SGT-001 in multiple preclinical models and its functional benefits in DMD animal studies. In contrast to other therapeutic approaches that are designed to target specific mutations in the dystrophin gene, we believe SGT-001 is a mutation agnostic approach.

SGT-001 has been granted Rare Pediatric Disease Designation, or RPDD, and Fast Track Designation, in the United States and Orphan Drug Designations in both the United States and European Union. The safety and efficacy of SGT-001 are under evaluation in a randomized, controlled, open-label, single-ascending dose Phase I/II clinical trial called IGNITE DMD, which is currently on clinical hold.

In the fourth quarter of 2017, we initiated IGNITE DMD to evaluate SGT-001 in ambulatory and non-ambulatory males with DMD aged four to 17 years. The primary objectives of IGNITE DMD are to assess the safety and tolerability of SGT-001, as well as efficacy as defined by SGT-001 microdystrophin protein expression. The clinical trial is also designed to assess other parameters of muscle function and mass, respiratory and cardiovascular function, serum and muscle biomarkers associated with SGT-001 microdystrophin production, SGT-001 microdystrophin associated biochemical properties (e.g. nNOS binding) and patient and parent reported outcomes and quality of life measures, among other endpoints. In February 2019, we announced preliminary findings based on three-month biopsy data from the first three patients dosed with 5E13 vg/kg of SGT-001, the lowest dose outlined in the trial protocol. In one patient, SGT-001 microdystrophin was detected via western blot below the five percent level of quantification of the assay and in approximately 10 percent of fibers via immunofluorescence. Due to these findings, and in consultation with the Data Safety Monitoring Board, or DSMB, in May 2019 we announced that we had initiated dosing of the next cohort of patients at 2E14 vg/kg.  In August 2019, we amended our protocol to remove the matched patient control arm for the rest of the 2E14 vg/kg cohort in the IGNITE DMD trial and to provide measures to potentially improve safety, such as initially proceeding to dose patients weighing 25 kg or less.

In November 2019, IGNITE DMD was placed on clinical hold by the U.S. Food and Drug Administration, or FDA, as a result of a serious adverse event, or SAE, experienced by the third patient dosed in the 2E14 vg/kg cohort. The SAE, deemed related to the study drug, was characterized by complement activation, thrombocytopenia, a decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency. Neither cytokine- nor coagulopathy-related abnormalities were observed. In December 2019, we reported that the SAE was fully resolved and the patient had resumed his normal activities. We continue to make progress to address the clinical hold and determine the path forward for SGT-001.

In December 2019, we announced preliminary findings based on three-month biopsy data from the first two patients dosed with 2E14 vg/kg of SGT-001. Using two independent immunofluorescence assays, 10% to 20% of microdystrophin positive muscle fibers were determined to express SGT-001 microdystrophin in the fourth patient and 50% to 70% of microdystrophin positive muscle fibers in the fifth patient. Immunofluorescence also showed clear stabilization and co-localization of nNOS and beta-sarcoglycan with SGT-001 microdystrophin in both patients. Using western blot, the expression levels for the fourth patient were detectable and estimated to be near the assay’s level of quantification which is 5% of non-dystrophic control samples, with one assay replicate at 5.5%. Expression for the fifth patient was 17.5% of normal control samples. The levels of serum creatine kinase, a highly variable biochemical marker of muscle damage, declined from baseline in both patients.

In March 2020, we announced data from the third patient dosed in the 2E14 vg/kg dose cohort of IGNITE DMD, including three-month biopsy data. Using immunofluorescence assays, 50% to70% of the muscle fibers were determined to express SGT-001 microdystrophin. Immunofluorescence also showed stabilization and co-localization of nNOS and beta-sarcoglycan with SGT-001 microdystrophin. Using western blot, microdystrophin expression was 8% of normal control samples. In addition, the level of serum creatine kinase decreased from baseline.

We believe the unique functionality of our SGT-001 microdystrophin may result in functional benefits including diminished muscle fatigue and protection against ischemic muscle damage, which can lead to loss of functional muscle. Collectively, we believe these data provide evidence supporting the biological activity of SGT-001 and provide support for continued development.

Taking into account the prevalence and incidence of DMD and the anticipated dosing requirements for gene transfer, we anticipate that there will be a need for a substantial supply of SGT-001 for clinical trials and, if approved, for commercial markets. Through significant targeted investments to address this challenge, we have developed a manufacturing process that we believe can scale to adequately support our needs for clinical trials, commercial launch and beyond. Our in-house scientists are continuing to work to increase the productivity, efficiency and purity of our manufacturing process.

In conjunction with our development of SGT-001, we believe it is critical to continue to invest time and resources in tools and technologies designed to help us more effectively understand DMD, accurately monitor disease progression and assist patients in daily life. As part of this goal, we are developing biomarkers and sensors that may allow us to identify treatment targets faster, measure the therapeutic impact of potential product candidates better and reach decision points earlier.

We seek to protect our proprietary and intellectual property position through a combination of patents, trade secret laws, proprietary know-how, continuing technological innovation, and entering into non-disclosure, confidentiality and invention assignment agreements. For our gene transfer programs, we have exclusively licensed four issued U.S. patents, and nine issued patents and ten pending patent applications in foreign jurisdictions. We have filed eight pending U.S. patent applications, two pending PCT international patent applications, and one pending patent application in Taiwan. We intend to continue building out our intellectual property protection to further strengthen our position in the DMD field.

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

Since our inception, we have raised private capital from a group of top-tier corporate and private investors. In addition, three leading U.K.-based DMD charities provided initial seed funding for our gene transfer program in return for equity in our company, and we have accepted additional contributions from several DMD charities to fund our early-stage research programs. In January 2018, we completed our initial public offering resulting in net proceeds of $129.1 million, after deducting underwriting discounts and commissions and offering expenses. In July 2019, we completed a private placement of shares of our common stock and pre-funded warrants to purchase shares of our common stock resulting in net proceeds to us of $57.9 million, after deducting offering costs.

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

In recent years, certain regulators have conditionally approved three new therapies which target specific mutations in the dystrophin gene. These therapies are indicated for only a small portion of the DMD patient population, and their respective efficacy profiles still need to be fully understood.

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

We have focused our efforts on gene transfer because we believe it has the greatest potential to address the root cause of DMD: the absence or near-absence of dystrophin protein. If successful, we believe gene transfer can slow or stop the progression of DMD in a majority of patients, irrespective of their genetic mutation, by producing long-term, muscle-specific expression of a functional dystrophin-like protein.

Our gene transfer candidate, or vector, includes three components:

•	a viral capsid—a protein shell utilized as a vehicle to deliver a transgene to cells in the body;
•	a transgene—a functional gene intended to produce a functional protein; and
•	a promoter—a specialized DNA sequence that directs cells to produce the protein in specific tissues.

SGT-001

SGT-001, our lead gene transfer candidate, is designed to preserve muscle function in DMD patients after a single administration and is based on some of the most recent understanding of dystrophin biology in the field. The SGT-001 vector is comprised of a functional transgene and a muscle-specific promoter, which are delivered via an AAV capsid.  We believe that the SGT-001 construct is differentiated from other gene transfer candidates and may provide unique clinical benefit.

The vector is modified to no longer self-replicate, yet retains its ability to effectively introduce new genetic material directly into patients’ cells. AAV vectors have been extensively studied in human clinical trials in multiple disease indications, including in clinical trials of high-dose, systemically delivered AAV gene therapies being conducted by third parties.

Capsid: The capsid of the SGT-001 vector is derived from a naturally occurring, non-pathogenic virus called AAV. There are several subtypes of AAV capsids that differ based on the proteins that make up their structure. These capsids have affinities for different sites in the body. We selected the AAV9 serotype capsid for clinical development based on our preclinical data, which demonstrated the capsid’s ability to efficiently enter skeletal, diaphragm and cardiac muscle tissues, as well as its favorable tolerability reported in other gene transfer clinical programs.

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

Our SGT-001 microdystrophin construct is based on three decades of development and optimization work at the University of Missouri and the University of Washington as well as other academic institutions. In preclinical studies, the laboratories of Jeffrey Chamberlain, Ph.D., from the University of Washington, and Dongsheng Duan, Ph.D., from the University of Missouri, identified a proprietary configuration of genetic components that, when administered systemically, produces functional microdystrophin protein expression that not only stabilizes muscle membranes and protects muscle against injury, but also simultaneously restores the localization of DGC to the muscle membrane, notably increasing neuronal nitric oxide synthase, or nNOS, concentration. In subsequent published studies, Drs. Duan and Chamberlain demonstrated in animal models that, in comparison to earlier configurations, nNOS-restoring microdystrophins were more effective in improving muscle function and resistance to fatigue. We believe the unique functionality of our SGT-001 microdystrophin may result in functional benefits including diminished muscle fatigue and protection against ischemic muscle damage, which can lead to loss of functional muscle.

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

Efficacy in dystrophic mice

Multiple studies in both dystrophic, or mdx, and healthy, or wild-type, mice have demonstrated that a single intravenous administration of SGT-001 induces measurable levels of microdystrophin protein expression. Muscle strength assessments in mild and severe mouse models of DMD demonstrated functional improvements in animals treated with SGT-001 in comparison to untreated dystrophic controls. In all studies, microdystrophin protein expression was measured using immunofluorescence, western blot and mass spectrometry.

In an mdx dose-response study, a clear dose-dependent pattern of transgene expression was observed at day 28 by all three assays. As an example, at a dose of 1E14 vg/kg, transgene expression as quantified by positive immunofluorescence staining in the quadriceps and heart muscle tissues was 50% and 80%, respectively, of the full-length dystrophin levels quantified in healthy wild-type control muscles. Similar levels of microdystrophin expression were found in all mdx studies completed to date. Efficacy studies performed in dystrophic mice treated with SGT-001 demonstrated significant, dose-responsive improvements in both muscle morphology and multiple physiological parameters. In a blinded efficacy study performed in mdx mice dosed at approximately six weeks of age, SGT-001 treatment showed statistically significant improvements in multiple muscle strength parameters as well as resistance to treadmill-induced fatigue.

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

In a long-term dose-ranging study, five three-month-old, juvenile cDMD dogs received an intravenous dose of either 5E13 vg/kg (n=1), 1E14 vg/kg (n=2), 3E14 vg/kg (n=1) or 5E14 vg/kg (n=1). Robust transgene expression was detected by immunofluorescence at all biopsy time points and at all of the dose levels. In animals dosed with 1E14 vg/kg, approximately 70-90% of the muscle fibers were positive for microdystrophin and correlated to the restoration of DGC associated proteins, including nNOS.

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

Clinical development of SGT-001

We are developing SGT-001 for the treatment of DMD through a single intravenous administration. In the fourth quarter of 2017, we announced the initiation of IGNITE DMD, a randomized, controlled, open-label, single-ascending dose Phase I/II clinical trial designed to evaluate SGT-001 in ambulatory and non-ambulatory males with DMD aged four to 17 years. The primary objectives of IGNITE DMD are to assess the safety and tolerability of SGT-001, as well as efficacy as defined by microdystrophin protein expression. The clinical trial is also designed to assess muscle function and mass, respiratory and cardiovascular function, serum and muscle biomarkers associated with microdystrophin production, SGT-001 microdystrophin associated biochemical properties (e.g., nNOS binding), functional outcome, patient and parent reported outcomes and quality of life measures, among other endpoints. Key inclusion criteria include: established clinical diagnosis of DMD and documented dystrophin gene mutation predictive of DMD phenotype; anti-AAV9 antibodies below pre-specified thresholds; stable cardiac and pulmonary function; and a stable daily dose of oral corticosteroids for 24 weeks. There is no enrollment restriction in the clinical trial protocol based on a patient’s underlying dystrophin gene mutation.

In the current IGNITE DMD protocol, participants are all assigned to open label treatment with SGT-001. The selection of the original starting dose in our first cohort, 5E13 vg/kg, was based on safety and efficacy data observed in our preclinical studies. Dose escalation and decisions regarding clinical trial progression occur after review by the DSMB. Efficacy is being assessed by comparing microdystrophin protein expression in muscle biopsy before and 12 months after treatment for each patient. An intermediate biopsy at either 45 days, three months, six months or nine months will inform the time course of microdystrophin expression. Long-term follow up will continue per regulatory guidelines.

In February 2019, we announced preliminary findings based on three-month biopsy data from the first three patients dosed with 5E13 vg/kg of SGT-001, the lowest dose outlined in the trial protocol. In one patient, SGT-001 microdystrophin was detected via western blot below the five percent level of quantification of the assay and in approximately 10 percent of fibers via immunofluorescence. Due to these findings, and in consultation with the Data Safety Monitoring Board, or DSMB, in May 2019 we announced that we had initiated dosing of the next cohort of patients at 2E14 vg/kg.  To date we have dosed 3 patients with the 2E14 vg/kg dose. In August 2019, we amended our protocol to remove the matched patient control arm for the rest of the 2E14 vg/kg cohort in the IGNITE DMD trial and to provide measures to potentially improve safety, such as initially proceeding to dose patients weighing 25 kg or less.

In November 2019, IGNITE DMD was placed on clinical hold by the FDA as a result of an SAE experienced by the third patient dosed in the 2E14 vg/kg cohort. The SAE, deemed related to the study drug, was characterized by complement activation, thrombocytopenia, a decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency. Neither cytokine- nor coagulopathy-related abnormalities were observed. In December 2019, we reported that the SAE was fully resolved and the patient had resumed his normal activities. We continue to make progress to address the clinical hold and determine the path forward for SGT-001.

In December 2019, we announced preliminary findings based on three-month biopsy data from the first two patients dosed with 2E14 vg/kg of SGT-001. Using two independent immunofluorescence assays, 10% to 20% of microdystrophin positive muscle fibers were determined to express SGT-001 microdystrophin in the fourth patient and 50% to 70% of microdystrophin positive muscle fibers in the fifth patient. Immunofluorescence also showed clear stabilization and co-localization of nNOS and beta-sarcoglycan with SGT-001 microdystrophin in both patients. Using western blot, the expression levels for the fourth patient were detectable and estimated to be near the assay’s level of quantification which is 5% of non-dystrophic control samples, with one assay replicate at 5.5%. Expression for the fifth patient was 17.5% of normal control samples. The levels of serum creatine kinase, a highly variable biochemical marker of muscle damage, declined from baseline in both patients.

In March 2020, we announced data from the third patient dosed in the 2E14 vg/kg dose cohort of IGNITE DMD, including three-month biopsy data. Using immunofluorescence assays, 50% to 70% of the muscle fibers were determined to express SGT-001 microdystrophin. Immunofluorescence also showed stabilization and co-localization of nNOS and beta-sarcoglycan with SGT-001 microdystrophin. Using western blot, microdystrophin expression was 8% of normal control samples. In addition, the level of serum creatine kinase decreased from baseline.

We believe the unique functionality of our SGT-001 microdystrophin may result in functional benefits including diminished muscle fatigue and protection against ischemic muscle damage, which can lead to loss of functional muscle. Collectively, we believe these data provide evidence supporting the biological activity of SGT-001 and provide support for continued development. Based on data from the clinical trial, we will determine next steps for SGT-001 clinical development, including additional clinical trials that may include other patient populations, as well as the need for larger confirmatory clinical trials.

Manufacturing SGT-001

The prevalence and incidence of DMD, combined with average patient weight and anticipated dosing requirements for SGT-001, result in a substantial supply need for clinical trials and, if approved, for commercial markets. To address this challenge, we developed a manufacturing process that we believe will be scalable to support clinical and commercial production needs for SGT-001.

Our suspension-based process is founded on seminal work by scientists at the University of Florida and has been optimized for manufacturability by our internal process development scientists with the support of our Contract Development Manufacturing Organization, or CDMO, partners. The process consists of three steps. First, we produce two replication-incompetent Herpes Simplex Virus, or HSV, stocks, one containing our microdystrophin construct and the other containing the critical elements of the AAV9. Second, we then use these two HSV stocks to coinfect suspension-adapted human embryonic kidney cells (HEK-293). Third, these cells are then purified and concentrated in our downstream process to produce our gene transfer candidate. Our team has developed the analytical testing methods needed to support consistency and strict standards of quality and potency. We believe that this approach will increase our speed of development, ensure consistent quality and regulatory compliance, and reduce the risk of delay or unexpected production costs.

We believe that our decision to invest early in our manufacturing process was key to developing a scalable process designed to support clinical development and potential commercialization. We are supplying our clinical development program for SGT-001 with drug product produced at current good manufacturing practices, or cGMP, - compliant facilities located at partner CDMOs. We have operated at 250-liter scale and have successfully produced multiple drug product batches at this scale. Our in-house scientists are continuing to work to increase the productivity, efficiency and purity of our manufacturing process.

Complementary disease-modifying therapy: Anti-LTBP4

While we believe gene transfer may be able to slow or halt DMD disease progression, many patients would still suffer from the manifestations of the disease, such as tissue damage to their muscles, impaired muscle strength, inflammation, cardiac dysfunction and fibrosis.

Anti-LTBP4 is our complementary disease modifying program with the goal of identifying and developing a monoclonal antibody intended to reduce fibrosis and inflammation by targeting and stabilizing the LTBP4 protein. LTBP4 is highly expressed in muscle and, when stable, prevents fibrosis and inflammation by inhibiting the activation of the TGF-beta pathway.

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

In order to focus our efforts on addressing the underlying cause of DMD through our SGT-001 program, we have significantly curtailed investment in our other programs, including anti-LTBP4.

Tools to accelerate discovery and development

In conjunction with our development of SGT-001, we believe it is critical to continue to invest time and research into tools designed to help us more effectively measure disease progression and the therapeutic impact of our product candidates. We are developing biomarkers and sensors that will allow us to identify treatment targets faster, better measure the therapeutic impact of potential product candidates and reach therapeutic decision points earlier.

Non-invasive biochemical and imaging biomarkers

We are working to identify non-invasive biochemical and imaging biomarkers that could potentially reduce or eliminate the need for muscle biopsies in clinical trials, reducing stress on patients and allowing better evaluation of potential product candidates. We are developing a platform technology that may enable the non-invasive measurement of changes associated with increased dystrophin and dystrophin-like protein expression in DMD patients by using established imaging techniques. We are also currently using leading, robust platforms to perform extensive analysis on patient samples to establish molecular signatures based on various stages of DMD disease progression.

Assistive devices

Solid Suit

In partnership with Silicon Valley’s Seismic and Parent Project Muscular Dystrophy (PPMD), we have advanced development of wearable assistive devices that may have both functional and therapeutic benefits, with the goal of helping patients perform day-to-day activities with greater ease and preserving their muscle function. We refer to these devices as the Solid Suit. This work was done with the insight and oversight of technology innovators and engineering and disease experts, and each step is informed by input from the patient community. The Solid Suit utilizes cutting-edge technologies to power soft, light-weight comfortable exoskeletons with the potential to offset muscle fatigue and augment muscle strength. The Solid Suit is comprised of three separate components, all of which are currently in prototype development.

In order to focus our efforts on addressing the underlying cause of DMD through our SGT-001 program, we have significantly curtailed investment in our other programs, including the Solid Suit.

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

As of February 15, 2020, we have filed eight pending U.S. patent applications, two pending PCT international patent applications, and one pending patent application in Taiwan. For our gene transfer programs, we have exclusively licensed four issued U.S. patents, two pending U.S. non-provisional patent applications, and ten granted patents and ten pending patent applications in foreign jurisdictions. The issued U.S. patents are projected to expire between 2021 and 2036, excluding any patent term adjustments and any patent term extensions, and any U.S. patents that may issue from the pending U.S. non-provisional patent application and U.S. provisional patent applications (assuming U.S. non-provisional patent applications are timely filed with respect to such provisional patent applications and all other applicable requirements are satisfied) would be projected to expire in 2036, excluding any patent term adjustments and any patent term extensions.

With respect to our gene transfer programs, we exclusively licensed patent families that relate to microdystrophin genes. With respect to SGT-001, we exclusively licensed two issued U.S. patents and two pending U.S. non-provisional patent applications, which generally claim the structural elements of SGT-001 and the promoter sequence used in SGT-001. These issued U.S. patents are projected to expire in 2028 and 2036, excluding any patent term adjustments and any patent term extensions.

Relating to SGT-001, we also own seven pending U.S. provisional patent applications, one pending U.S. patent application, and one pending PCT international patent application. Any patents that may be issued from the pending PCT and our pending U.S. provisional patent application (assuming a U.S. non-provisional patent application is timely filed with respect to such provisional patent application and all other applicable requirements are satisfied) would be projected to expire between 2036 and 2041, excluding any patent term adjustments and any patent term extensions. Substantive prosecution of our patent applications has not yet commenced at the U.S. Patent and Trademark Office, or USPTO. We cannot predict whether such pending patent applications will result in the issuance of a patent that effectively protects SGT-001, or if such issued patent or any of our licensor’s issued patents will effectively prevent others from commercializing competitive products. In any event, patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the patent offices in various jurisdictions are often significantly narrowed by the time they issue, if they issue at all.

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

In consideration for the rights granted by the agreement, we paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. We are required to reimburse the University of Washington for costs incurred in applying for, prosecuting and maintaining patents and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2019 and 2018. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. We must also pay royalties of a low single digit percentage of future sales by us and our sublicensees of products developed under the licensed patent rights. In addition, we must pay an annual maintenance fee until certain milestones are achieved, at which time a minimum annual royalty requirement will replace such maintenance fee and will apply to us and our sublicensees.

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

In consideration for the rights granted by the agreement, we paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. We are required to reimburse the University of Missouri for costs incurred in applying for, prosecuting and maintaining the licensed patents and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones for each product developed based on the licensed patents. There were no milestones achieved during the years ended December 31, 2019 and 2018. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. We must pay a royalty of a low single digit percentage of future sales by us or our sublicensees of products developed using the licensed patents. In addition, we must pay an annual maintenance fee until certain milestones are achieved, after which time a minimum annual royalty will replace such maintenance fee.

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

In consideration for the rights granted by the agreement, we paid a one-time license fee and a separate fee to cover past patent prosecution costs. We recorded the upfront license fee as a research and development expense in 2016. We are required to reimburse the University of Michigan for costs incurred in applying for, prosecuting and maintaining patents, and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2019, 2018 and 2017. We must also pay royalties of a low single-digit percentage of future sales by us or our sublicensees of products developed using the licensed rights, with a minimum annual royalty after certain milestones are achieved. In addition, we must pay an annual maintenance fee in any year in which the minimum annual royalty is not reached.

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

In consideration for the rights granted by each agreement, we paid one-time, non-refundable license fees, which were recorded as a research and development expense in 2016 and 2017. We are required to pay an annual license maintenance fee until certain milestones are achieved, after which time the annual maintenance fee will increase annually. Such annual maintenance fees will further increase if we grant certain rights to a sublicensee or strategic partner with whom we collaborate on the development and commercialization of licensed products. The annual maintenance fees are creditable against royalty payments. We also must pay milestone payments within thirty days after achieving certain milestones. There were no milestones achieved during the years ended December 31, 2019, 2018 and 2017 under either agreement. We must pay a royalty on future sales by us or our sublicensees of products developed using the licensed technology.

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

We are aware of several companies and research institutions focused on developing systemic gene transfers for DMD, including Pfizer Inc., with a product candidate currently in Phase 1 clinical development, and Sarepta Therapeutics, Inc., with a product candidate currently in Phase I/II clinical trial development. In addition, there are three therapies, which are intended to be disease modifying, that are currently approved for DMD by certain regulators. These products are eteplirsen (EXONDYS 51) and ataluren (Translarna), each of which is indicated for approximately 13% of DMD patients, and golodirsen (VYONDYS 53), which is indicated for approximately 8% of DMD patients. Any advances in gene transfer technology made by a competitor may be used to develop therapies that could compete with our lead product candidate or other product candidates we may develop.

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

Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries, as well.

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

Special Regulations and Guidance Governing Gene Therapy Products

The FDA has defined a gene therapy product as one that mediates its effects by transcription and/or translation of transferred genetic material and/or by integrating into the host genome and which is administered as nucleic acids, viruses, or genetically engineered microorganisms. The products may be used to modify cells in vivo or transferred to cells ex vivo prior to administration to the recipient. Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the OTAT, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. CBER works closely with the Local Biosafety Board, a federal advisory committee, in reviewing proposed and ongoing gene therapy protocols and engaging in a public discussion of scientific, safety, ethical, and societal issues related to those protocols. The NIH and the Recombinant DNA Advisory Committee, or RAC, a federal advisory committee, also advise the FDA on gene therapy issues and other issues related to emerging technologies. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.

The FDA has issued various guidance documents regarding gene therapies, including recent final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

If a gene therapy trial is conducted at, or sponsored by, institutions receiving the NIH funding for recombinant DNA research, a protocol and related documentation must be submitted to, and the study registered with, the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules prior to the submission of an IND to the FDA. In addition, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH will convene the RAC to discuss protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA website and may be accessed by the public.

Further, to facilitate adverse event reporting and dissemination of additional information about gene therapy trials, the FDA and the NIH established the Genetic Modification Clinical Research Information System, or GeMCRIS. Investigators and sponsors of human gene transfer trials can utilize this web-based system to report serious adverse events and to provide annual reports. GeMCRIS also allows members of the public to access basic reports about human gene transfer trials registered with the NIH and to search for information such as trial location, the names of investigators conducting trials, and the names of gene transfer products being studied.

Finally, for a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with good tissue practices, or GTP. These standards are found in FDA regulations and guidances that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2020 is $325,424. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

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

As of January 1, 2020, the FDA has approved 26 biosimilar products for use in the United States. No interchangeable biosimilars, as described below, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by the FDA.

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

Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different indications.  In particular, the concept of what constitutes the "same drug" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued recent draft guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Orphan medicinal product status in the European Union has similar, but not identical, benefits.

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

Clinical trial approval in the European Union

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on Good Clinical Practice, an applicant must obtain approval from the competent national authority of the European Union Member State, or the EU Member State, in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will be directly applicable to and binding in all EU Member States without the need for any national implementing legislation. Clinical Trials Regulation (EU) No 536/2014 was published on June 16, 2014 but was not expected to apply until later in 2019.

Specifically, the new Regulation aims at simplifying and streamlining the approval of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial  to be conducted in more than one EU Member State will only be required to submit a single application for approval of a clinical trial to a reporting EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials. As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.

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

Specialized Procedures for Gene Therapies

The grant of marketing authorization in the European Union for gene therapy products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC includes specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit.  Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020.  Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years).  Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be   significant market and economic disruption.  The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the Health Care Reform Law. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. One Executive Order directs federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the Health Care Reform Law. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Health Care Reform Law for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Health Care Reform Law risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effect of this gap in reimbursement on third-party payors, the viability of the Health Care Reform Law marketplace, providers, and potentially our business, are not yet known.

More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Health Care Reform Law-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform Law, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the Health Care Reform Law during the next Congressional session.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Health Care Reform Law is an essential and inseverable feature of the Health Care Reform Law, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Health Care Reform Law are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the Health Care Reform Law is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the Health Care Reform Law. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis.  Litigation and legislation over the Health Care Reform Law are likely to continue, with unpredictable and uncertain results.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Employees

As of December 31, 2019, we employed 121 full-time employees, including 97 in research and development and 24 in general and administrative positions. 34 of our employees hold Ph.D. or M.D. degrees.

In January 2020, we announced a reduction in workforce by approximately one third as part of a strategic plan designed to create a leaner company focused on advancing SGT-001.

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

Since inception, we have incurred significant net losses. Our net losses were $117.2 million, $74.8 million and $53.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $316.3 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•	seek to resolve the clinical hold on and determine next steps for IGNITE DMD and, if and when possible, resume our clinical development of SGT-001;
•	move other product candidates into clinical trials;
•	continue research and preclinical development of other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	hire and retain additional clinical, quality control and scientific personnel;

•	build out new facilities or expand existing facilities to support our activities;
•	acquire or in-license other drugs, technologies and intellectual property; and
•	add operational, financial and management information systems and personnel.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001 and our other product candidates. In addition, if we obtain marketing approval for SGT-001 and our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into 2021, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.  In addition, we anticipate that we will need additional funding to complete the development of SGT-001 and our other product candidates.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, SGT-001 and any other product candidates that we may pursue in the future. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our success in:

•	favorably resolving the clinical trial hold on the Phase I/II clinical trial for SGT-001;
•	completing research and development of SGT-001 and our other product candidates in a timely and successful manner;
•	seeking and obtaining regulatory and marketing approvals for any product candidates for which we complete clinical trials;
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

•	obtaining market acceptance, if and when approved, of SGT-001 or any other product candidate as a viable treatment option by patients, the medical community and third-party payors;
•	qualifying for coverage and adequate reimbursement by government and third-party payors for SGT-001 and our other product candidates both in the U.S. and internationally;
•	effectively addressing any competing technological and market developments;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
•	maintaining, protecting, enforcing and expanding our portfolio of intellectual property rights, including patents, trademarks, trade secrets and know-how;
•	avoiding and defending against intellectual property infringement, misappropriation and other claims;
•	implementing additional internal systems and infrastructure, as needed; and
•	attracting, hiring and retaining qualified personnel.

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

The report from our independent registered public accounting firm for the year ended December 31, 2019 includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

In November 2019, the FDA placed a clinical hold on SGT-001 following a serious adverse event in our Phase I/II clinical trial, called IGNITE DMD. The third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event deemed related to the study drug that was characterized by complement activation, thrombocytopenia, decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency.  We reported the event to the FDA and the study Data Safety Monitoring Board. Following notification, the FDA placed IGNITE DMD on clinical hold.  We continue to make progress to address the clinical hold and determine the path forward for SGT-001. We cannot assure our stockholders that the FDA will lift the clinical hold or that we will be able to resume development of SGT-001 as planned, or at all. Further, even if the FDA lifts the clinical hold, or if the FDA or other regulatory agencies continue to express safety concerns even after the hold is lifted, additional preclinical studies or clinical trials involving SGT-001, further amendments to the SGT-001 enrollment criteria and/or clinical trial protocol or changes to our manufacturing process may be needed and difficult to implement and/or complete. In such instance, our progress in the development of SGT-001 may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business, and our stock price would likely decline.

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

In addition to side effects caused by SGT-001 and our other product candidates, the administration process or related procedures also can cause adverse side effects. For example, integration of AAV DNA into the host cell’s genome has been reported to occur. Further, our AAV delivery system has not been validated in human clinical trials previously, and if such delivery system does not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of SGT-001. In addition, the relatively high dosing requirements for SGT-001 may amplify the risk of adverse side effects relating to the AAV vector.When James M. Wilson, M.D., Ph.D., resigned from our Scientific Advisory Board he cited emerging concerns about the possible risks of high systemic dosing of AAV. If any such adverse side effects were to occur in the future and we are unable to demonstrate that they were not caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, SGT-001 or any other product candidate for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the clinical trial.

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

In the past, we have made changes to the IGNITE DMD protocol, and these changes, and any other such changes that may be made in the future, may impact our development timeline and result in increased costs and expenses.

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

The FDA has established the Office of Tissues and Advanced Therapies, or the OTAT, within the Center for Biologics Evaluation and Research, or the CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or the NIH, also are potentially subject to review by the Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC; however, the NIH announced that the RAC will soon only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s institutional biosafety committee, or IBC, as well as its IRB would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidates.

The FDA has issued various guidance documents regarding gene therapies, including recent final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

Further, for a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with good tissue practices, or GTP. These standards are found in FDA regulations and guidances that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.  The grant of marketing authorization in the European Union for gene therapy products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC includes specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Finally, ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed their intentions to further regulate biotechnology. More restrictive regulations or claims that our product candidates are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

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

Even if we maintain orphan drug exclusivity for SGT-001 or obtain orphan drug exclusivity for any other product candidate, the exclusivity may not effectively protect the product candidate from competition because regulatory authorities still may authorize different drugs for the same condition or the same drug for the same condition if it is determined by the FDA to be clinically superior to the product with orphan drug exclusivity. Moreover, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA issued draft guidance in January 2020 suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors.

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

We may seek a regenerative medicine advanced therapy designation, or RMAT, for some of our product candidates. A regenerative medicine advanced therapy is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The regenerative medicine advanced therapy program is intended to facilitate efficient development and expedite review of regenerative medicine advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A new drug application or a BLA for a regenerative medicine advanced therapy may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

The FDA has granted RPDD to SGT-001. RPDD does not guarantee that a BLA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. We will need to request a rare pediatric disease priority review voucher in our BLA for SGT-001. The use of a priority review voucher allows for a drug or biologic to be reviewed by the FDA within six months. However, the FDA may determine that a BLA for SGT-001 does not meet the eligibility criteria for a priority review voucher upon approval. Moreover, even if SGT-001 does satisfy those criteria, the product will need to be licensed before September 30, 2022 in order to be granted a rare disease priority review voucher.

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

We operate in a highly competitive segment of the biopharmaceutical market. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of product candidates, including gene therapies, in development for DMD. Many of our competitors have significantly greater financial, product candidate development, manufacturing and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and mergers and acquisitions within these industries may result in even more resources being concentrated among a smaller number of larger competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

For example, we are aware of several companies and research institutions focused on developing systemic gene transfers for DMD, including Pfizer Inc., with a product candidate currently in Phase 1 clinical development, and Sarepta Therapeutics, Inc., with a product candidate currently in Phase I/II clinical trial development.

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

The success of our business depends upon our ability to develop and commercialize SGT-001 and our other product candidates. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential than SGT-001 or our other product candidates. For example, in January 2020, in connection with implementing our strategic plan to create a leaner company focused on advancing SGT-001, we curtailed certain activities supporting our other research and development programs.

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

We may seek to establish strategic partnerships for developing SGT-001 or our other product candidates due to capital costs required to develop, manufacture and commercialize our product candidates. We may not be successful in our efforts to establish such strategic partnerships or other alternative arrangements because our research and development pipeline may be insufficient, SGT-001 may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view SGT-001 as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction, we will achieve an economic or business benefit that justifies such transaction.If we seek to but are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms or at all, we may have to curtail, reduce or delay the development of a product candidate, delay its potential commercialization, reduce the scope of any sales or marketing activities or increase our expenditures and undertake development, manufacturing or commercialization activities independently. If we elect to fund our own independent development or commercialization activities, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development, manufacturing and commercialization activities, we may not be able to further develop SGT-001 or our other product candidates.

We have limited gene transfer manufacturing experience and could experience production problems and delays in obtaining regulatory approval of our manufacturing processes, which could result in delays in the development or commercialization of SGT-001 or our other product candidates.

The manufacturing process we use to produce SGT-001 is complex and has not been validated for commercial use. We have no experience manufacturing SGT-001 and our other product candidates. Building our own manufacturing facility, if we decide to do so in the future, would require substantial additional investment, would be time-consuming and may be subject to delays, including those resulting from compliance with regulatory requirements. In addition, building a manufacturing facility may cost more than we currently anticipate. Although we may establish our own manufacturing facility to support a commercial launch, if we are unable to do so or otherwise decide not to do so, we may be unable to produce commercial materials or meet demand, if any should develop, for SGT-001 and our other product candidates. Any such failure could delay or prevent our commercialization of SGT-001 or our other product candidates. The production of SGT-001 requires processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene transfer product candidate such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and that SGT-001 is made strictly and consistently in compliance with the process. As a result of the limited number of FDA approvals for gene transfer products to date, the timeframe required for us to obtain approval for a cGMP gene therapy manufacturing facility in the United States is uncertain. We must supply all necessary documentation in support of a BLA or MAA on a timely basis and must adhere to the FDA’s and the European Union’s cGMP requirements before we can obtain marketing approval for SGT-001 and our other product candidates. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP requirements, and perform extensive audits of contract laboratories, manufacturers and suppliers.

We currently rely on third-party manufacturers for our SGT-001 supply. In order to produce sufficient quantities of SGT-001 for clinical trials and initial U.S. commercial demand, we will need to increase the scale of our manufacturing process at our third-party manufacturers, and potentially through our own commercial-scale manufacturing facility. We may need to change our current manufacturing process. We may not be able to produce sufficient quantities of SGT-001 due to several factors, including equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, a public health issue (for example, an outbreak of a contagious disease such as the novel coronavirus), disruption in utility services, human error or disruptions in the operations of our suppliers. For example, through our contract manufacturer we have performed and released within specifications manufacturing runs of SGT-001 for clinical supply and have experienced variability with respect to the success and yield of these runs. We continue to engage in process development activities to improve the reproducibility, reliability and consistency of yields of our manufacturing process. While we are able to produce for more than one patient from a single batch, additional manufacturing runs will be required to produce necessary or adequate supply for IGNITE DMD and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT-001 could be delayed, and we could incur additional expense.

If supply from a manufacturing facility is interrupted, including as a result of equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, a public health issue, disruption in utility services or human error, there could be a significant disruption in supply of SGT-001 or our other product candidates. In such instance, we may need to locate appropriate replacement third-party manufacturers, and we may not be able to enter into arrangements with such additional third-party manufacturers on favorable terms or at all. Use of new third-party manufacturers could increase the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates.

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
•

disruptions to the operations of our third-party manufacturers and our and their suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier, natural disasters or public health issues.

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize SGT-001 or our other product candidates. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of product manufacture.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020, which period is extendable up to two years. Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the United Kingdom’s Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.  The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Our strategic plan and the associated workforce reduction announced in January 2020 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In January 2020, we announced a reduction in workforce by approximately one third as part of a strategic plan designed to create a leaner company focused on advancing SGT-001. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our strategic restructuring plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future.

If we are unable to manage growth in the scale and complexity of our operations, our performance may suffer.

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

Under the Physician Payment Sunshine Act, we are required to collect and report detailed information regarding certain financial relationships we have with physicians and teaching hospitals if we obtain FDA approval for any of our products and receive reimbursement from the federal government. Our compliance with these rules may also impose additional costs.

With enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Health Care Reform Law-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform Law, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the Health Care Reform Law during the next Congressional session.

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

The Trump administration has also taken executive actions to undermine or delay implementation of the Health Care Reform Law. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. One Executive Order directs federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the Health Care Reform Law. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Health Care Reform Law for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Health Care Reform Law risk corridor payments to third-party payors who argued such payments were owed to them. This decision is under review by the U.S. Supreme Court during its current term.  The full effect of this gap in reimbursement on third-party payors, the viability of the Health Care Reform Law marketplace, providers, and potentially our business, are not yet known.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Health Care Reform Law is an essential and inseverable feature of the Health Care Reform Law, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Health Care Reform Law are invalid as well. The Trump administration and the CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the same judge issued an order staying the judgment pending appeal. The Trump administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the district court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. On December 18, 2019, the Court of Appeals for the Fifth Circuit affirmed the lower court’s ruling that the individual mandate portion of the Health Care Reform Law is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the Health Care Reform Law. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the Health Care Reform Law will impact the Health Care Reform Law and our business. Litigation and legislation over the Health Care Reform Law are likely to continue, with unpredictable and uncertain results.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Under our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Michigan, the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights, including SGT-001, could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic partnerships and collaborations/licenses” of this annual report on Form 10-K.

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

Our executive officers and directors and principal stockholders, in the aggregate, own shares representing approximately 55.9% of our capital stock as of February 15, 2020. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of February 15, 2020, holders of an aggregate of approximately 28.2 million shares of our common stock and approximately 2.3 million shares of our common stock issuable upon the exercise of pre-funded warrants have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

The price of our common stock has been, and in the future is likely to be, volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.

Our stock price has been, and in the future is likely to be, volatile. The stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	results of or developments in preclinical studies and clinical trials of SGT-001 or our other product candidates or those of our competitors;
•	the success of competitive products or technologies;
•	regulatory or legal developments in the United States, the European Union and other countries;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates, or our clinical development programs and our commercialization efforts;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;
•	actual or anticipated changes in our development timelines;
•	our ability to raise additional capital;
•	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates;
•	significant lawsuits, including patent or stockholder litigation;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of health care payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. We and certain of our executive officers and board members have been named as defendants in purported class action lawsuits. Any such litigation instituted against us could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. We do not intend to have this choice of forum provision apply to, and this choice of forum provision will not apply to, actions arising under the Securities Act or the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

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

None.

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

The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from January 26, 2018 (the first date that shares of our common stock were publicly traded) through December 31, 2019. The comparison assumes $100 was invested after the market closed on January 26, 2018 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among The Nasdaq Composite Index, The Nasdaq Biotechnology Index and Solid Biosciences Inc.

Holders

As of February 15, 2020, we had approximately 71 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

We did not sell any securities, during the year ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

The statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2016 and 2015 and the selected balance sheet data as of December 31, 2017, 2016 and 2015 is derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

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

	For the Year Ended December 31,
(in thousands, except shares and per share data)	2019	2018	2017	2016	2015
Consolidated statements of operations data:
Revenue	$-	$-	$-	$-	$-
Operating expenses:
Research and development	94,737	57,965	39,905	20,116	4,192
General and administrative	24,581	17,722	14,952	5,460	2,372
Total operating expenses	119,318	75,687	54,857	25,576	6,564
Loss from operations	(119,318)	(75,687)	(54,857)	(25,576)	(6,564)
Other income (expense):
Revaluation of preferred unit tranche rights	-	-	459	1,163	(103)
Interest and Other income	2,095	889	1,220	640	3
Total other income (expense), net	2,095	889	1,679	1,803	(100)
Net loss	$(117,223)	$(74,798)	$(53,178)	$(23,773)	$(6,664)
Net loss attributable to Solid Biosciences Inc.	$(117,223)	$(74,798)	$(52,118)	$(21,539)	$(6,377)
Net loss attributable to common stockholders	$(117,223)	$(74,798)	$(39,317)	$(17,230)	$(6,445)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(2.91)	$(2.25)	$(2.88)	$(10.14)	$(7.61)
Weighted average common stock outstanding, basic and diluted (1)	40,289,290	33,262,597	13,649,485	1,698,904	846,569

	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
Consolidated balance sheet data:
Cash, cash equivalents and available-for-sale securities	$83,524	$122,464	$69,094	$37,658	$55,387
Working capital (2)	68,026	116,158	59,387	33,099	41,772
Total assets	103,471	139,597	76,193	40,636	55,696
Finance lease obligations, net of current portion	733	859	-	-	-
Redeemable preferred units	-	-	124,179	71,649	61,697
Accumulated deficit	(316,279)	(199,056)	(124,258)	(84,941)	(67,711)
Total equity/(deficit)	80,048	125,183	(59,257)	(37,886)	(19,925)

(1)	See Note 16 to our consolidated financial statements in this Annual Report on Form 10-K for details on the calculation of basic and diluted net loss per share attributable to common stockholders.
(2)	We define working capital as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our mission is to cure Duchenne muscular dystrophy, or DMD, a genetic muscle-wasting disease predominantly affecting boys, with symptoms that usually manifest between three and five years of age. DMD is a progressive, irreversible and ultimately fatal disease that affects approximately one in every 3,500 to 5,000 live male births and has an estimated prevalence of 10,000 to 15,000 cases in the United States alone. DMD is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. There is no cure for DMD and, for the vast majority of patients, there are no satisfactory symptomatic or disease-modifying treatments. Our efforts are focused on our lead product candidate, SGT-001, a gene transfer candidate under investigation for its ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease. Based on our preclinical program that included multiple animal species of different phenotypes and genetic variations, as well as preliminary clinical trial biomarker results, we believe that SGT-001, has the potential to slow or even halt the progression of DMD, regardless of the type of genetic mutation or stage of the disease.

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

SGT-001 has been granted Rare Pediatric Disease Designation, or RPDD, and Fast Track Designation, in the United States and Orphan Drug Designations in both the United States and European Union. The safety and efficacy of SGT-001 are currently being evaluated in a Phase I/II clinical trial called IGNITE DMD, which is currently on clinical hold.

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $117.2 million, $74.8 million and $53.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $316.3 million. We expect to incur significant expenses and operating losses for the foreseeable future.

As we seek to develop and commercialize SGT-001 or any other product candidates, we anticipate that our expenses will increase significantly and that we will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity financings, debt financings or other sources, which may include licensing agreements or strategic collaborations. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, if at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of SGT-001 or our other product candidates.

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

In July 2019, we completed a private placement of shares of our common stock and pre-funded warrants to purchase shares of our common stock resulting in net proceeds to us of $57.9 million, after deducting offering costs.

As of December 31, 2019, we had cash, cash equivalents and available-for-sale securities of $83.5 million. We believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

In January 2020, we announced a reduction in workforce by approximately one third as part of a strategic plan designed to create a leaner company focused on advancing SGT-001.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	For the Year Ended December 31,
	2019	2018	2017
SGT-001	$45,281	$29,033	$24,674
Other product candidates	4,941	3,506	1,619
Unallocated research and development expenses
Personnel related expenses	29,372	18,511	7,931
External expenses	15,143	6,915	5,681
Total unallocated research and development expenses	44,515	25,426	13,612
Total research and development expenses	$94,737	$57,965	$39,905

We cannot determine with certainty the duration, costs and timing of clinical trials of SGT-001 and our other product candidates or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval or our other research and development expenses. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will decrease in calendar year 2020, as a result of the organizational changes announced in January 2020, to create a leaner organization focused on advancing SGT-001.

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

We expect that our general and administrative expenses will increase in the future as we  expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

Other income (expense)

Revaluation of preferred unit tranche right

The terms of the Series 1 Senior Preferred Unit Purchase Agreement, as amended on September 1, 2017, contained a right, which we refer to as the Series 1 Tranche Right. The Series 1 Tranche Right obligated the holders of the Series 1 Senior Preferred Units to purchase 1,973,430 Series 2 Senior Preferred Units at a purchase price of $12.67 per unit in the event we achieved certain preclinical milestones. In addition, the holders of a majority of the Series 1 Senior Preferred Units had the right to require the holders of the Series 1 Senior Preferred Units to purchase the Series 2 Senior Preferred Units at any time prior to December 1, 2017. The Series 1 Tranche Right was subject to certain transfer rights.

We concluded that the Series 1 Tranche Right  met the definition of a freestanding financial instrument as the Series 1Tranche Right was legally detachable and separately exercisable from the  Series 1 Senior Preferred Units. Therefore, we allocated the net proceeds between the Series 1 Tranche Right and the Series 1 Senior Preferred Units. The Series 1 Tranche Right was initially recorded at fair value and was re-measured at fair value each reporting period. Changes in the fair market value were recognized as a component of other income (expense), net, in the consolidated statements of operations.

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

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

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

We measure all stock options and other stock-based awards granted to employees, directors and non-employees based on the fair value on the date of the grant and recognize compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions. We have not issued any awards with performance-based vesting conditions. For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We historically have been a private company and lack company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. For options with service-based vesting conditions, the expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Through December 31, 2018, the expected term of stock options granted to non-employees is equal to the contractual term of the option award and effective January 1, 2019, the “simplified” method is used. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future, if ever.

Results of operations

Comparison of the years ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,		Increase
	2019	2018	(decrease)
(in thousands)
Revenue	$-	$-	$-
Operating expenses:
Research and development	94,737	57,965	36,772
General and administrative	24,581	17,722	6,859
Total operating expenses	119,318	75,687	43,631
Loss from operations	(119,318)	(75,687)	(43,631)
Other income (expense):
Interest income	1,580	619	961
Other income	515	270	245
Total other income (expense)	2,095	889	1,206
Net loss	$(117,223)	$(74,798)	$(42,425)

Research and development expenses

	For the Year Ended December 31,		Increase
	2019	2018	(decrease)
(in thousands)
SGT-001	$45,281	$29,033	$16,248
Other product candidates	4,941	3,506	1,435
Unallocated research and development expenses
Personnel related expenses	29,372	18,511	10,861
External expenses	15,143	6,915	8,228
Total unallocated research and development expenses	44,515	25,426	19,089
Total research and development expenses	$94,737	$57,965	$36,772

Research and development expenses for the year ended December 31, 2019 were $94.7 million, compared to $58.0 million for the year ended December 31, 2018. The increase of $36.8 million in research and development costs was due to total unallocated research and development costs of $19.1 million primarily due to personnel and facility related expenses, including costs incurred to operate our lab facility, a $16.2 million increase in costs related to our lead product candidate SGT-001 driven by higher clinical development and manufacturing activities of $13.2 million and contract cancellation fees of $3.0 million as well as $1.4 million increase in costs related to our other product candidates.

General and administrative expenses

General and administrative expenses were $24.6 million for the year ended December 31, 2019, compared to $17.7 million for the year ended December 31, 2018. The increase of $6.9 million was driven by a $4.4 million increase in equity-based compensation as a result of grants issued during the year ended December 31, 2019, and other personnel and facility related expenses of $1.6 million as well as an increase of $0.9 million for professional services and other corporate expenses.

Interest income

Interest income was $1.6 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively. The increase in interest income was due to an increase in available-for-sale securities in our portfolio during the first half of 2019.

Other income

Other income for the year ended December 31, 2019 was $0.5 million compared to $0.3 million for the year ended December 31, 2018. The increase of $0.2 million was due to an increase of income from charitable organizations. We do not expect these contributions to significantly increase in future periods.

Comparison of the years ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,		Increase
	2018	2017	(decrease)
(in thousands)
Revenue	$-	$-	$-
Operating expenses:
Research and development	57,965	39,905	18,060
General and administrative	17,722	14,952	2,770
Total operating expenses	75,687	54,857	20,830
Loss from operations	(75,687)	(54,857)	(20,830)
Other income (expense):
Revaluation of preferred unit tranche right	-	459	(459)
Interest income	619	219	400
Other income	270	1,001	(731)
Total other income (expense)	889	1,679	(790)
Net loss	$(74,798)	$(53,178)	$(21,620)

Research and development expenses

	For the Year Ended December 31,		Increase
	2018	2017	(decrease)
(in thousands)
SGT-001	$29,033	$24,674	$4,359
Other product candidates	3,506	1,619	1,887
Unallocated research and development expenses
Personnel related expenses	18,511	7,931	10,580
External expenses	6,915	5,681	1,234
Total unallocated research and development expenses	25,426	13,612	11,814
Total research and development expenses	$57,965	$39,905	$18,060
Research and development expenses for the year ended December 31, 2018 were $58.0 million, compared to $39.9 million for the year ended December 31, 2017. The increase of $18.1 million in research and development costs was due to total unallocated research and development costs of $11.8 million primarily due to personnel and facility related expenses, including costs incurred to operate the new lab facility, a net $4.4 million increase in costs related to our lead product candidate SGT-001 driven by higher clinical development and manufacturing activities of $6.7 million offset by a $2.3 million reduction in preclinical costs, and a $1.9 million increase in costs related to our other product candidates.

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

Revaluation of preferred unit tranche right

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

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred units and our initial public offering as well as a private placement of shares of our common stock and pre-funded warrants to purchase shares of our common stock. Through December 31, 2019, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, an aggregate of $129.1 million of net proceeds from the sale of our common stock after deducting underwriting discounts and commission and offering expenses in our initial public offering and an aggregate $57.9 million of net proceeds, after deducting offering costs, from our July 2019 private placement.

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

As of December 31, 2019, we had cash, cash equivalents and available-for-sale securities of $83.5 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year Ended December 31,
	2019	2018	2017
(in thousands)
Cash used in operating activities	$(92,714)	$(70,197)	$(43,224)
Cash provided by (used in) investing activities	24,516	(26,762)	10,448
Cash provided by financing activities	57,875	131,507	77,078
Net (decrease) increase in cash and cash equivalents	$(10,323)	$34,548	$44,302

Operating activities

During the year ended December 31, 2019, operating activities used $92.7 million of cash, primarily resulting from our net loss of $117.2 million offset by non-cash charges of $16.8 million due primarily to equity-based compensation of $14.2 million and depreciation expense of $2.8 million as well as cash provided by changes in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities consisted primarily of a decrease in prepaid expenses and other assets of $4.5 million which was primarily due to a decrease in prepayments related to research and development activities. Net cash provided by changes in our operating assets and liabilities also included an increase in accounts payable of $3.8 million due to the timing of payments.

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

Investing activities

During the year ended December 31, 2019, investing activities provided $24.5 million of cash, consisting primarily of net proceeds on the sale and maturity of available-for-sale securities partially offset by purchases of property and equipment.

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

Financing activities

During the year ended December 31, 2019, net cash provided by financing activities was $57.9 million, due to the net proceeds from our private placement of shares of our common stock and pre-funded warrants to purchase shares of our common stock that we completed in July 2019.

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

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to SGT-001. In addition, we expect to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•	seek to resolve the clinical hold on IGNITE DMD and, if and when lifted, continue to enroll patients in IGNITE DMD and continue clinical development of SGT-001;
•	move other product candidates into clinical trials;
•	continue research and preclinical development of our other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our activities;
•	acquire or in-license other drugs, technologies and intellectual property; and
•	add operational, financial and management information systems and personnel.

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

As of December 31, 2019, we had cash, cash equivalents and available-for-sale securities of $83.5 million. We believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

We intend to supply our clinical development program for SGT-001 with drug product produced at a cGMP compliant facility located at one of our Contract Development Manufacturing Organization partners. We intend to establish the capability and capacity to supply SGT-001 at commercial scale from multiple sources, including potentially building our own GMP facility to ensure redundancy and reliability. We expect that such a facility would require capital expenditures of between $60.0 million to $75.0 million to commence operations. We expect to finalize plans to potentially build our own GMP facility after we have additional data from IGNITE DMD.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations at December 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease commitments (1)	$7,740	$2,408	$3,868	$1,106	$358
Finance lease commitments (2)	1,128	276	552	300	-
Unconditional purchase commitments (3)	3,079	1,496	1,583	-	-
Total	$11,947	$4,180	$6,003	$1,406	$358

(1)	Represents minimum payments due for our leases of office and laboratory space in Cambridge, Massachusetts.

In January 2018, we executed a lease agreement for lab space in Cambridge, Massachusetts. The lease consists of approximately 9,500 square feet with an initial term of five years with the option to extend the term for one additional two-year term.

In January 2018, we executed a lease agreement for office space in Cambridge, Massachusetts. The lease serves as our corporate headquarters and consists of approximately 16,000 square feet. The term of the lease runs through February 2022.

In January 2019, we executed a lease agreement for additional office space in Cambridge, Massachusetts. The space serves as office space supporting the Company’s lab operations and consists of approximately 5,000 square feet. The term of the lease runs through October 2025.

(2)	Represents minimum payments due for our lease of lab equipment which is in use in our lab facility in Cambridge, Massachusetts.

In November 2018, we executed a finance lease for lab equipment.

(3)

Unconditional purchase commitments represent minimum payments due to purchase goods that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of the transaction.

Under various agreements with third-party licensors, we have agreed to make milestone payments and pay royalties to third parties based on specific milestones. We have not included any such contingent payment obligations in the table above as the amount, timing and likelihood of such payments are not known. See “Business—Strategic partnerships and collaborations/licenses.”

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts are cancelable by us upon prior notice of 30 days and, as a result, are not included in the table of contractual obligations above.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2019, our available-for-sale securities consisted of corporate bond securities and commercial paper that have contractual maturities of one year or less. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Remediation of Previously-Identified Material Weaknesses in Internal Control over Financial Reporting

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended December 31, 2018, as well as in our Quarterly Reports on Form 10-Q for each interim period in 2019, material weaknesses in our internal control over financial reporting relating to the following:

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

Our management, with oversight from our audit committee, has implemented the following remediation steps to address the previously disclosed material weaknesses and to improve our internal control over financial reporting:

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

•	strengthened our internal policies, processes and reviews, including formal documentation thereof;

•

implemented a financial close policy and monitoring program, including the formation of a disclosure committee comprised of members of our senior management team, financial management and representatives from our accounting and legal departments to review and approve SEC filings and investor communications, the results of which are discussed with the audit committee quarterly; and

•	engaged a professional accounting services firm to help us assess, document, design and implement control activities related to internal control over financial reporting.

Management concluded that, as a result of the implementation of these actions, and the results of our testing over the design and operating effectiveness of controls, our remediation efforts have been successful and that the previously-identified material weaknesses in our internal control over financial reporting have been remediated as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages and positions of our current executive officers and directors as of February 15, 2020.

Name	Age	Position(s) held
Executive Officers
Ilan Ganot	46	Co-founder, President, Chief Executive Officer and Director
Lynette Herscha	48	Chief Legal Officer and Secretary
Carl Morris, Ph.D.	50	Chief Scientific Officer
Joel Schneider, Ph.D.	35	Chief Technology Officer and Head of Exploratory Research and Development
Jennifer Ziolkowski	45	Chief Financial Officer and Treasurer
Non-Employee Directors
Andrey Zarur, Ph.D.	49	Co-founder and Chairman of the Board of Directors
Matthew Arnold	50	Director
Martin Freed, M.D., F.A.C.P.	59	Director
Robert Huffines	54	Director
Adam Koppel, M.D., Ph.D.	50	Director
Sukumar Nagendran, M.D.	54	Director
Rajeev Shah	42	Director
Adam Stone	40	Director
Lynne Sullivan	53	Director

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

Sukumar Nagendran, M.D., has served as a member of our board of directors since September 2018. Since February 2020, Dr. Nagendran has served as Chief Medical Officer of an unnamed biopharmaceutical holding company.  Prior to that, he was most recently the Chief Medical Officer & Senior Vice President of AveXis Inc., a clinical-stage gene therapy company, or AveXis, from September 2015 to July 2018, prior to the company’s acquisition by Novartis.  Prior to AveXis, Dr. Nagendran was Vice President of Medical Affairs of Quest Diagnostics from March 2013 to September 2015.  Prior to Quest Diagnostics, Dr. Nagendran held key leadership positions at Pfizer, Novartis, Daiichi Sankyo, and Reata Pharmaceuticals.  Prior to moving to the biotech industry, Dr. Nagendran practiced internal medicine, with a focus on diabetes and cardiovascular disease. He is a Mayo Alumni Laureate and founding member of the Robert Wood Johnson Legacy Society. He is also the sponsor for the Fonseca-Nagendran Scholar award at the American Diabetes Association to enhance research in minority populations. Dr. Nagendran received his undergraduate degree in Biochemistry from Rutgers University and his M.D. from Rutgers Medical School and trained in Internal Medicine at Mayo Clinic, Rochester.  Dr. Nagendran is qualified to serve on our board of directors because of his extensive leadership experience and his experience working in the healthcare sector.

Rajeev Shah has served as a member of our board of directors since March 2017. Mr. Shah has been a managing partner at RA Capital Management, L.P., a multi-stage investment manager dedicated to evidence-based investing in public and private healthcare and life science companies that are developing drugs, medical devices, and diagnostics, since 2004. Mr. Shah is also a member of the board of directors of Eidos Therapeutics, Inc., Kala Pharmaceuticals, Inc., Satsuma Pharmaceuticals, Inc., Ra Pharmaceuticals, Inc. and Black Diamond Therapeutics, Inc.  Mr. Shah was previously a member of the board of directors of KalVista Pharmaceuticals, Inc., a public pharmaceutical company, from June 2015 through April 2018. Mr. Shah received a B.A. in Chemistry from Cornell University. Mr. Shah is qualified to serve on our board of directors because of his extensive leadership experience, his public company board experience and his experience investing in life science companies.

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

Lynne Sullivan has served as a member of our board of directors since November 2015. Ms. Sullivan served as the Chief Financial Officer for Compass Therapeutics, LLC, a biotechnology company, or Compass, from December 2018 to August 2019. Prior to Compass, Ms. Sullivan served as Biogen’s Senior Vice President of Finance from 2016 to December 2018, where she also served as Vice President of Tax and Corporate Finance from February 2015 to March 2016 and Vice President of Tax from April 2008 to February 2015. Ms. Sullivan is currently a member of the board of directors of resTORbio, Inc. and BiomX Inc., both of which are public biopharmaceutical companies.  Ms. Sullivan also serves on the board of Inheris Biopharma, Inc., a private biopharmaceutical company. She received an M.S. in Taxation from Bentley University and a B.S.B.A. from Suffolk University. Ms. Sullivan was a Certified Public Account for over 20 years. Ms. Sullivan is qualified to serve on our board of directors because of her extensive experience in public accounting and financial expertise and her experience working in the healthcare sector.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These Section 16 reporting persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed for the fiscal year ended December 31, 2019 by Section 16(a) under the Exchange Act, with the exception of a Form 4/A filed by Ilan Ganot on February 12, 2020 to report an option grant to Mr. Ganot’s wife that, at the time of filing the original Form 4 on January 29, 2020, was inadvertently omitted.

Audit Committee

Our board of directors has established an audit committee, which operates under a charter that has been approved by our board of directors and that is available on the Investor Relations portion of our website, www.solidbio.com Our audit committee consists of Ms. Sullivan, Mr. Arnold and Dr. Koppel, with Ms. Sullivan serving as chair of the audit committee. Our board of directors has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act, and the applicable listing standards of Nasdaq. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the board has examined each audit committee member’s employment and other experience. Our board of directors has determined that Ms. Sullivan qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules. In making this determination, our board has considered Ms. Sullivan’s formal education and previous and current experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

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

Compensation of our Named Executive Officers

The following information describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers, or the Named Executive Officers. The Named Executive Officers for the year ended December 31, 2019 are:

•	Ilan Ganot, our Chief Executive Officer;
•	Jorge Quiroz, our former Chief Medical Officer; and
•	Alvaro Amorrortu, our former Chief Operating Officer.

Summary Compensation Table for Fiscal Year 2019

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers during the most recently completed fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Total ($)
Ilan Ganot, President and Chief Executive Officer	2019	520,000	193,050	2,622,879	3,335,929
	2018	450,000	247,500	5,286,270	5,983,770
Jorge Quiroz, M.D., Former Chief Medical Officer (3)	2019	412,500	113,400	1,015,308	1,541,208
Alvaro Amorrortu, Former Chief Operating Officer (4)	2019	400,000	108,000	1,015,308	1,523,308
	2018	330,000	132,000	2,380,736	2,842,736

(1)	Represents annual bonuses paid to the Named Executive Officers granted after the completion of each calendar year at the discretion of the Board of Directors.
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

(3)	Dr. Quiroz’s employment terminated on January 15, 2020.
(4)	Mr. Amorrortu’s employment terminated on January 15, 2020.

Narrative to Summary Compensation Table

Base Salary. In 2019, we paid our Named Executive Officers base salaries as follows: Mr. Ganot: $520,000; Dr. Quiroz: $412,500; and Mr. Amorrortu: $400,000.  For 2020, our board of directors increased the base salary amount for Mr. Ganot to $535,000.

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our Named Executive Officers. None of our Named Executive Officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual Bonus. Our board of directors may, in its discretion, award bonuses to our Named Executive Officers from time to time. Our employment agreements with our Named Executive Officers provide (or provided, in the case of Dr. Quiroz and Mr. Amorrortu) that they will be eligible for annual performance-based bonuses up to a specified percentage of their salary, subject to approval by our board of directors. Performance-based bonuses, which are calculated as a percentage of base salary, are designed to motivate our employees to achieve annual goals based on our strategic, financial and operating performance objectives. From time to time, our board of directors has approved discretionary annual cash bonuses to our Named Executive Officers with respect to their prior year performance.

With respect to 2019, our board of directors awarded discretionary bonuses of $193,050, $113,400 and $108,000 to Mr. Ganot, Dr. Quiroz and Mr. Amorrortu, respectively.

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

In January 2019, we granted options to purchase 155,000 shares of our common stock to Mr. Ganot and 60,000 shares of our common stock to each of Dr. Quiroz and Mr. Amorrortu. These options vest in equal annual installments over a term of four years from the date of grant.

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

Employment Agreements

We have entered into employment agreements with each of our Named Executive Officers. The employment agreements set forth the terms of the Named Executive Officers’ compensation, including their base salary, and annual performance bonus opportunity. In addition, the employment agreements provide that, subject to eligibility requirements under the plan documents governing such programs and our policies, the Named Executive Officers are (or were, in the case of Dr. Quiroz and Mr. Amorrortu)  entitled, on the same basis as our other employees, to participate in and receive benefits under, any medical, vision and dental insurance policy maintained by us and we will pay, consistent with our then-current employee benefit policy, a portion of the cost of the premiums for any such insurance policy in which the Named Executive Officer elects to participate. Each Named Executive Officer will also be eligible (or was eligible, in the case of Dr. Quiroz and Mr. Amorrortu) to receive paid vacation time, sick time, and Company holidays consistent with our policies as then in effect from time to time and equity awards at such times and on such terms and conditions as the board of directors may determine.  Each Named Executive Officer’s employment is (or was, in the case of Dr. Quiroz and Mr. Amorrortu) at will.

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

Employment Agreement with Jorge Quiroz

On January 25, 2019, we entered into an employment agreement with Dr. Quiroz, our former Chief Medical Officer, which employment agreement amended and restated the terms of his existing agreement (with the exception of the restrictive covenant provisions contained therein).

Pursuant to his employment agreement, Dr. Quiroz was entitled to an annual base salary of $412,500, effective as of January 1, 2019, which base salary was subject to change in the discretion of the board of directors.  Dr. Quiroz was also eligible to earn an annual performance bonus in the form of cash, equity award(s), or a combination of cash and equity, with a target bonus amount equal to up to 40% of his base salary, based upon the board’s assessment of his performance and the Company’s attainment of targeted goals as set by the board in its sole discretion.

Dr. Quiroz will remain bound by proprietary rights, non-disclosure, developments, non-competition and non-solicitation obligations pursuant to the restrictive covenants in his existing employment agreement, which provisions shall remain in full force and effect. Under these restrictive covenants, he has agreed not to compete with us during his employment and for a period of one year after the termination of his employment, not to solicit our employees, consultants, or actual or prospective customers or business relations during his employment and for a period of one year after the termination of his employment, and to protect our confidential and proprietary information indefinitely.

In the event of the termination of Dr. Quiroz’s employment by us without cause, or by Dr. Quiroz for good reason, prior to or more than twelve months following a “change in control” (as defined in his employment agreement), Dr. Quiroz is entitled to receive his base salary that has accrued and to which he is entitled as of the termination date, to the extent consistent with Company policy, accrued but unused paid time off through and including the termination date, unreimbursed business expenses for which expenses he has timely submitted appropriate documentation, and other amounts or benefits to which he is entitled in accordance with the terms of the benefit plans then-sponsored by us. In addition, subject to his execution and nonrevocation of a release of claims in our favor, Dr. Quiroz is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 12 months and (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 12 months following his date of termination.

Dr. Quiroz’s employment was terminated by us without cause effective January 15, 2020.  In connection with his departure, we will pay Dr. Quiroz, pursuant to the terms of his employment agreement, the severance amounts described above.  In addition, we agreed to extend the time he will have to exercise his outstanding stock options to January 15, 2021.

Employment Agreement with Alvaro Amorrortu

On January 25, 2019, we entered into an employment agreement with Mr. Amorrortu, our former Chief Operating Officer, which employment agreement amended and restated the terms of his existing agreement (with the exception of the restrictive covenant provisions contained therein).

Pursuant to his employment agreement, Mr. Amorrortu was entitled to an annual base salary of $400,000, effective as of January 1, 2019, which base salary was subject to change in the discretion of the board of directors.  Mr. Amorrortu was also eligible to earn an annual performance bonus in the form of cash, equity award(s), or a combination of cash and equity, with a target bonus amount equal to up to 40% of his base salary, based upon the board’s assessment of his performance and the Company’s attainment of targeted goals as set by the board in its sole discretion.

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

In the event of the termination of Mr. Amorrortu’s employment by us without cause, or by Mr. Amorrortu for good reason, prior to or more than twelve months following a “change in control” (as defined in his employment agreement), Mr. Amorrortu is entitled to receive his base salary that has accrued and to which he is entitled as of the termination date, to the extent consistent with Company policy, accrued but unused paid time off through and including the termination date, unreimbursed business expenses for which expenses he has timely submitted appropriate documentation, and other amounts or benefits to which he is entitled in accordance with the terms of the benefit plans then-sponsored by us. In addition, subject to his execution and nonrevocation of a release of claims in our favor, Mr. Amorrortu is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 12 months and (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 12 months following his date of termination.

Mr. Amorrortu’s employment was terminated by us without cause effective January 15, 2020.  In connection with his departure, we will pay Mr. Amorrortu, pursuant to the terms of his employment agreement, the severance amounts described above. In addition, we agreed to extend the time he will have to exercise his outstanding stock options to January 15, 2021.

2019 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our Named Executive Officers as of December 31, 2019.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($) (8)
Ilan Ganot	48,250	(1)	144,750	(1)	37.89	July 25, 2028
	—		155,000	(2)	22.93	January 23, 2029
Jorge Quiroz							19,169	(4)	85,302
							23,960	(5)	106,622
	11,765	(3)	35,296	(3)	26.23	February 14, 2028
	—		60,000	(2)	22.93	January 23, 2029
Alvaro Amorrortu							8,419	(6)	37,465
							10,029	(7)	44,629
	33,664	(3)	100,993	(3)	26.23	February 14, 2028
	—		60,000	(2)	22.93	January 23, 2029

(1)	This option was granted on July 25, 2018 under the 2018 Plan and is subject to vesting in equal annual installments over four years from the vesting start date through and including July 25, 2022.
(2)

This option was granted on January 23, 2019 under the 2018 Plan and is subject to vesting in equal annual installments over four years from the vesting start date through and including January 23, 2023.

(3)

This option was granted on February 14, 2018 under the 2018 Plan and is subject to vesting in equal annual installments over four years from the vesting start date through and including February 14, 2022.

(4)

Consists of restricted stock awards granted under our Solid Biosciences, LLC Amended and Restated Equity Incentive Plan. The grant was made on September 12, 2017 and is subject to vesting in equal annual installments over four years from the vesting start date through and including September 12, 2021.

(5)

Consists of restricted stock awards granted under our Solid Biosciences, LLC Amended and Restated Equity Incentive Plan. The grant was made on December 7, 2017, vested as to 25% on the first anniversary of the vesting start date and is subject to equal semi-annual vesting installments thereafter through and including February 14, 2022.

(6)

Consists of restricted stock awards granted under our Solid Biosciences, LLC Amended and Restated Equity Incentive Plan. The grant was made on September 12, 2017, vested as to 25% on the first anniversary of the vesting start date and is subject to equal monthly vesting installments thereafter through and including September 12, 2021.

(7)

Consists of restricted stock awards granted under our Solid Biosciences, LLC Amended and Restated Equity Incentive Plan. The grant was made on December 7, 2017, vested as to 25% on the first anniversary of the vesting start date and is subject to equal monthly vesting installments thereafter through and including January 30, 2022.

(8)	Based on the $4.45 closing sale price of our common stock on December 31, 2019 as reported by the Nasdaq Global Select Market.

On January 27, 2020, we granted a stock option to Mr. Ganot for the right to buy 142,000 shares of our common stock. The options have an exercise price of $3.47 per share, vest in four equal installments beginning on January 27, 2021 and expire on January 27, 2030.  In addition, we granted Mr. Ganot 71,000 restricted stock units on January 27, 2020.  The restricted stock units vest in two equal installments. Fifty percent will vest six months after the grant date with the remaining fifty percent vesting on the first anniversary of the grant date.

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

The material terms of the 2018 Plan are summarized below. The following summary is qualified in its entirety by reference to the complete text of the 2018 Plan, a copy of which was filed as Exhibit 99.1 to our registration statement on Form S-8 filed with the SEC on January 29, 2018 and is incorporated herein by reference.

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

Non-employee director compensation

During 2019, we did not provide any compensation to Mr. Ganot, our President and Chief Executive Officer, for his service as a member of our board. Mr. Ganot’s compensation as an executive officer is set forth above under “Executive Compensation-2019 Summary Compensation Table.”

Non-employee director compensation is set by our board of directors at the recommendation of our compensation committee. In 2019, the compensation committee retained Radford, an AON Hewitt company, to assist in assessing our non-employee director compensation program and provide recommendations in order to establish the compensation program.

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

The table below shows the compensation paid to our non-employee directors during 2019.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)		All Other Compensation ($)		Total ($)
Andrey Zarur, Ph.D.	70,000	2,369,704	(3)	100,000	(5)	2,539,704
Matthew Arnold	42,500	39,965	(4)	-		82,465
Martin Freed, M.D., F.A.C.P.	54,000	39,965	(4)	-		93,965
Robert Huffines	35,000	39,965	(4)	-		74,965
Adam Koppel, M.D., Ph.D.	60,000	39,965	(4)	-		99,965
Sukumar Nagendran, M.D.	42,500	39,965	(4)	-		82,465
Rajeev Shah	40,000	39,965	(4)	-		79,965
Adam Stone	48,000	39,965	(4)	-		87,965
Lynne Sullivan	54,000	39,965	(4)	-		93,965

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

(2)

As of December 31, 2019, our non-employee directors held options to purchase shares of our common stock as follows: Dr. Zarur: 130,000 shares; Mr. Arnold: 20,000 shares; Dr. Freed: 30,000 shares; Mr. Huffines: 20,000 shares; Dr. Koppel: 20,000 shares; Dr. Nagendran: 30,000 shares; Mr. Shah: 20,000 shares; Mr. Stone: 20,000 shares; and Ms. Sullivan: 20,000 shares.

(3)

Consists of: (i) in respect of his services as a consultant to us for the year ended December 31, 2019, an option to purchase 10,000 shares of our common stock granted on January 2, 2019 that vested in its entirety on the first anniversary of the grant and (ii) in respect of his services as a consultant to us for the three years ended December 31, 2018, an option to purchase 100,000 shares of our common stock granted on January 2, 2019 which is subject to vesting in equal annual installments over three years from the vesting start date of January 2, 2020 through and including January 2, 2023. The compensation arrangements we have with Dr. Zarur for his services to us as a consultant are described below in Item 13, “Certain Relationships and Related Transactions, and Director Independence—Other arrangements.”

(4)	Consists of an option to purchase 10,000 shares of our common stock granted on June 13, 2019.
(5)	Consists of payments made to Dr. Zarur in consideration for his consulting services provided to the company.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of February 15, 2020 by (i) each person whom we know to beneficially own more than 5% of our outstanding common stock, or a 5% stockholder, (ii) each director, (iii) each Named Executive Officer and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the address of each executive officer and director is c/o Solid Biosciences, 141 Portland Street, Fifth Floor, Cambridge, MA 02139.

The number of shares of common stock “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of our common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after February 15, 2020. The percentage of beneficial ownership in the table below is based on 46,068,049 shares of common stock deemed to be outstanding as of February 15, 2020.

Unless otherwise indicated below, and subject to community property laws where applicable, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock.

b	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Perceptive Life Sciences Master Fund LTD (1)	6,749,803	14.65%
Entities affiliated with RA Capital Management, L.P. (2)	4,571,164	9.92%
Gilad Hayeem (3)	4,441,972	9.64%
BCLS SB Investco, LP (4)	3,871,164	8.40%
Boxer Capital, LLC (5)	3,379,269	6.99%
Named Executive Officers and Directors:
Ilan Ganot (6)	1,504,482	3.26%
Alvaro Amorrortu (7)	236,074	*
Jorge Quiroz, M.D. (8)	266,622	*
Andrey Zarur, Ph.D. (9)	746,294	1.62%
Matthew Arnold (10)	3,510,997	7.62%
Martin Freed, M.D., F.A.C.P. (11)	60,429	*
Robert Huffines (12)	10,000	*
Adam Koppel, M.D., Ph.D. (13)	3,881,164	8.42%
Sukumar Nagendran, M.D. (14)	40,924	*
Rajeev Shah (15)	4,581,164	9.94%
Adam Stone (16)	10,000	*
Lynne Sullivan (17)	10,000	*
All current directors and executive officers as a group (14 persons) (18)	15,410,390	33.12%

*	Less than one percent.
(1)

Consists of shares held by Perceptive Life Sciences Master Fund LTD, or the Master Fund.  Perceptive Advisors LLC is the investment manager to Master Fund and may be deemed to beneficially own the securities directly held by the Master Fund.  Joseph Edelman is the managing member of Perceptive Advisors LLC. Perceptive Advisors LLC and Mr. Edelman may be deemed to beneficially own the shares held by the Master Fund. The address of Perceptive is 51 Astor Place, 10th Floor, New York, NY 10003. Perceptive reports that it holds shared voting power and shared dispositive power with respect to all shares held by it. Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2020.

(2)

Consists of (a) 2,962,610 shares held by RA Capital Healthcare Fund, L.P. (“RA Capital Fund”), (b) 608,554 shares held by Blackwell Partners LLC—Series A (“Blackwell”) and (c) 1,000,000 shares that RA Capital Fund and Blackwell purchased in connection with the closing of our initial public offering. RA Capital Management, L.P. (“RA Capital”) is the investment manager for RA Capital fund and Blackwell. The general partner of RA Capital Management, L.P. is RA Capital Management GP, LLC, of which Dr. Peter Kolchinsky and Mr. Shah are the managing members. Investment decisions with respect to the shares held by RA Capital Fund and Blackwell are made by a portfolio management team at RA Capital of which Rajeev Shah, a member of our board of directors, is a member. RA Capital Management, L.P., RA Capital Management GP, LLC, Dr. Kolchinsky and Mr. Shah may be deemed indirect beneficial owners of the shares held by RA Capital Healthcare Fund, L.P. and Blackwell Partners LLC – Series A. RA Capital Management, L.P., RA Capital Management GP, LLC, Dr. Kolchinsky and Mr. Shah expressly disclaim beneficial ownership over all shares held by RA Capital Healthcare Fund, L.P. and Blackwell Partners LLC – Series A, except to the extent of their pecuniary interest therein, and disclaim any pecuniary interest in the shares held by Blackwell Partners LLC – Series A. The address for each of RA Capital Fund, Blackwell, and RA Capital is c/o 200 Berkeley Street, 18th Floor, Boston, MA 02116. Entities affiliated with RA Capital report that they hold shared voting power and shared dispositive power with respect to all shares held by them.

(3)

All shares are held by DTMG Bermuda Limited (“DTMG”), which is owned and controlled by Gilad Hayeem.  Mr. Hayeem and DTMG report that they hold shared voting power and shared dispositive power with respect to all shares held.  The address for Mr. Hayeem and DTMG is c/o Hunton Andrews Kurth LLP, Attn: Eric Markus, 2200 Pennsylvania Avenue, NW, Washington, DC 20037. In connection with estate planning activities, Mr. Hayeem sold units of the Company equivalent to approximately 353,050 shares to a sub-trust of an employee-benefit trust established by a former employer of Mr. Hayeem. Such sub-trust has as its beneficiaries Mr. Hayeem and his family. Because Mr. Hayeem does not exercise investment or voting control of the shares held by such sub-trust, such shares do not appear in the table above.  Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2020 and on information provided to us by Mr. Hayeem

(4)

Consists of shares held by BCLS SB Investco, LP (“BCLS”). The governance, investment strategy and decision-making process with respect to investments held by BCLS is directed by Bain Capital Life Sciences Investors, LLC, whose managers are Jeffrey Schwartz and Adam Koppel, a member of our board of directors. As a result, each of Bain Capital Life Sciences Investors, LLC, Mr. Schwartz and Dr. Koppel may be deemed to share voting and dispositive power over the shares held by BCLS. The address of BCLS is c/o Bain Capital Life Sciences, LP, 200 Clarendon Street, Boston, Massachusetts 02116.

(5)

Consists of (a) 1,031,872 shares held by Boxer Capital, LLC (“Boxer Capital”) for which Boxer Capital, Boxer Asset Management Inc. (“Boxer Management”) and Joe Lewis hold shared voting power and shared dispositive power, (b) 2,158,329 shares of common stock which may be acquired upon the exercise of warrants held by Boxer Capital within 60 days of February 15, 2020 for which Boxer Capital, Boxer Management and Joe Lewis hold shared voting power and shared dispositive power, (c) 11,488 shares held by Braslyn Ltd. (“Braslyn”) for which Braslyn and Joe Lewis hold shared voting power and shared dispositive power, (d) 40,210 shares held by MVA Investors, LLC (“MVA Investors”) for which MVA Investors and Aaron Davis hold shared voting power and shared dispositive power and (e) 137,370 shares of common stock which may be acquired upon the exercise of warrants held by MVA Investors within 60 days of February 15, 2020 for which MVA Investors and Aaron Davis hold shared voting power and shared dispositive power. Boxer Management is the managing member and majority owner of Boxer Capital. Joe Lewis is the sole indirect beneficial owner of and controls Boxer Management and Braslyn. MVA Investors is the independent, personal investment vehicle of certain employees of Boxer Capital. Aaron Davis is a member of and has voting and dispositive power over securities held by MVA Investors. The address of Boxer Capital, MVA Investors, LLC and Aaron Davis is 11682 El Camino Real, Suite 320, San Diego, CA 92130. The address of Boxer Management, Braslyn and Joe Lewis is Cay House, EP Taylor Drive N7776, Lyford Cay, New Providence, Bahamas. Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2020.

(6)

Consists of (a) 1,063,000 shares held by Mr. Ganot as an individual, (b) 60,631 shares held by Mr. Ganot and Ms. Ganot as joint tenants with right of survivorship, (c) 290,914 shares held by Mr. Adam Ganot and Ms. Ganot, as trustees for the Ilan Ganot 2017 Irrevocable Trust, (d)  87,000 shares of common stock underlying options held by Mr.Ganot that are exercisable as of February 15, 2020 or will become exercisable within 60 days after such date  and (e) 2,937 shares held by Mr. Ganot’s wife.

(7)

Consists of (a) 153,746 shares of common stock owned by Mr. Amorrortu and (b) 82,238 shares of common stock underlying options held by Mr. Amorrortu that are exercisable as of February 15, 2020 or will become exercisable within 60 days after such date.

(8)

Consists of (a) 228,092 shares of common stock owned by Dr. Quiroz and (b) 38,530 shares of common stock underlying options held by Dr. Quiroz that are exercisable as of February 15, 2020 or will become exercisable within 60 days after such date.

(9)

Consists of (a) 691,105 shares held by Mr. Zarur as an individual, (b) 45,000 shares of common stock underlying options held by Mr. Zarur that are exercisable as of February 15, 2020 or will become exercisable within 60 days after such date and (c) 10,189 shares held by Mr. Zarur’s wife.

(10)

Consists of (a) 3,500,997 shares of common stock owned by Mr. Arnold and (b) 10,000 shares of common stock underlying options held by Mr. Arnold that are exercisable as of February 15, 2020 or will become exercisable within 60 days after such date.

(11)

Consists of (a) 53,763 shares of common stock owned by Dr. Freed and (b) 6,666 shares of common stock underlying options held by Dr. Freed that are exercisable as of February 15, 2020 or will become exercisable within 60 days after such date.

(12)	Consists of 10,000 shares of common stock underlying options held by Mr. Huffines that are exercisable as of February 15, 2020 or will become exercisable within 60 days after such date.
(13)

Consists of shares held by BCLS. Dr. Koppel is a manager of Bain Capital Life Sciences Investors, LLC and as a result, by virtue of the relationships described in footnote (4) above, may be deemed to share beneficial ownership of the shares held by BCLS. The address of Dr. Koppel is c/o Bain Capital Life Sciences, LP, 200 Clarendon Street, Boston, Massachusetts 02116. In addition, the amount consists of 10,000 shares of common stock underlying options held by Dr. Koppel that are exercisable as of February 15, 2020 or will become exercisable within 60 days after such date.

(14)

Consists of (a) 34,258 shares of common stock owned by Dr. Nagendran and (b) 6,666 shares of common stock underlying options held by Dr. Nagendran that are exercisable as of February 15, 2020 or will become exercisable within 60 days after such date.

(15)

Consists of shares held by RA Capital as described in Footnote (2) above. Mr. Shah disclaims beneficial ownership of all shares held by RA Capital Fund and Blackwell, except to the extent of his pecuniary interest therein, and disclaims any pecuniary interest in the shares held by Blackwell Partners LLC – Series A. The address for each of RA Capital Fund, Blackwell, and RA Capital is c/o 200 Berkeley Street, 18th Floor, Boston, MA 02116. Entities affiliated with RA Capital report that they hold shared voting power and shared dispositive power with respect to all shares held by them. In addition, the amount consists of 10,000 shares of common stock underlying options held by Mr. Shah that are exercisable as of February 15, 2020 or will become exercisable within 60 days after such date.

(16)

Mr. Stone is Chief Investment Officer of Perceptive Advisors LLC. Mr. Stone disclaims beneficial ownership of the shares held by Perceptive. The address of Mr. Stone is 51 Astor Place, 10th Floor, New York, NY 10003. In addition, the amount consists of 10,000 shares of common stock underlying options held by Mr. Stone that are exercisable as of February 15, 2020 or will become exercisable within 60 days after such date.

(17)	Consists of 10,000 shares of common stock underlying options held by Ms. Sullivan that are exercisable as of February 15, 2020 or will become exercisable within 60 days after such date.
(18)	Includes 571,882 shares of common stock underlying options that are exercisable as of February 15, 2020 or will become exercisable within 60 days after such date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2019.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	© Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,856,075	$22.18	2,144,925
Equity compensation plans not approved by security holders	-	-	-
Total	2,856,075	$22.18	2,144,925

(1)	Reflects shares issuable upon exercise of options and settlement of RSUs.
(2)	The weighted-average exercise price does not include RSUs, which have no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to the executive officer and director compensation arrangements discussed above under “Compensation of our executive officers and directors,” we describe transactions since January 1, 2018 to which we have been or will be a participant, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of our total assets at year end for each of the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or 5% Security Holders, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Limited liability company agreement of Solid Biosciences, LLC

Solid Biosciences, LLC was party to a limited liability company agreement, or the LLC Agreement, with its members that terminated upon the Corporate Conversion. Under the terms of the LLC Agreement, Series A Common Unit holders were entitled to designate two individuals to serve on our board of managers. Pursuant to this provision, the two board appointees were Mssrs. Arnold and Huffines. Mr. Huffines is an employee of J.P. Morgan Securities LLC, a participating underwriter in our initial public offering. An affiliate of J.P. Morgan Securities LLC owned in excess of 10% of our issued and outstanding common stock immediately prior to our initial public offering. See “Underwriting—Conflicts of Interest” in our prospectus filed with the SEC filed on January 29, 2018 for a description of services that the underwriters provided to us in connection with our initial public offering.

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

Purchaser (1)	Shares of common stock	Total purchase price
RA Capital Management L.P.	1,000,000	$16,000,000
Perceptive Advisors LLC	1,000,000	$16,000,000
BCLS SB Investco, LP	300,000	$4,800,000

(1)	See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information about the shares held by the below identified entities.

Private placement

On July 25, 2019, we entered into a definitive agreement with respect to the private placement of (i) 10,607,525 shares of our common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of our common stock at a price per warrant of $4.64, to a group of accredited investors. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants have no expiration date. We completed this private placement on July 30, 2019, resulting in approximately $60.0 million in gross proceeds to us, before deducting offering costs of $2.1 million. The number of shares that each of our directors, executive officers and holders of more than 5% of our voting securities purchased and the aggregate purchase price paid for such shares is set forth in the table below.

Name	Number of Shares of Common Stock Purchased	Number of Warrant Shares Underlying Pre-Funded Warrants Purchased	Purchase Price
DTMG Bermuda Limited	903,226		$4,200,000.90
Perceptive Life Sciences Master Fund, Ltd.	2,822,581		$13,125,001.65
BCLS SB Investco, LP	1,881,720		$8,749,998.00
RA Capital Healthcare Fund, L.P.	1,593,629		$7,410,374.85
Blackwell Partners LLC - Series A	288,091		$1,339,623.15
Matthew B. Arnold	677,419		$3,149,998.35
Martin I. Freed	53,763		$249,997.95
Sukumar Nagendran	32,258		$149,999.70
Ilan Ganot	21,505		$99,998.25
Carl Morris	21,505		$99,998.25
MVA Investors, LLC		137,370	$637,396.80
Boxer Capital, LLC		2,158,329	$10,014,646.56

Other arrangements

We employ Annie Ganot, one of our Co-Founders and the wife of Ilan Ganot, as Director, Patient Advocacy. Mr. Ganot is our CEO and a member of our board of directors. Ms. Ganot receives an annual salary and bonus payments of less than $200,000.

In respect of his services as a consultant to us for the three years ended December 31, 2018, on January 2, 2019, we granted Dr. Zarur an option to purchase 100,000 shares of our common stock.  In respect of his services as a consultant to us for the year ended December 31, 2019, (i) on January 2, 2019, we granted Dr. Zarur an option to purchase 10,000 shares of our common stock, and (ii) we paid him $100,000. In respect of his services as a consultant to us for the year ending December 31, 2020, (i) on January 2, 2020, we granted Dr. Zarur an option to purchase 10,000 shares of our common stock, and (ii) we will pay him $100,000.

In connection with the termination of his employment, we entered into a consulting agreement with Dr. Quiroz, effective as of January 15, 2020, pursuant to which Dr. Quiroz will assist with the transition of his duties to our executive management team. Dr. Quiroz will be compensated at a rate of $500 per hour for his services under the consulting agreement. The term of the consulting agreement will continue until July 15, 2020. Either we or Dr. Quiroz will be able to terminate the consulting agreement at any time, with or without cause (as defined therein).

In connection with the termination of his employment, we entered into a consulting agreement with Mr. Amorrortu, effective as of January 15, 2020, pursuant to which Mr. Amorrortu will assist with the transition of his duties to our executive management team. Mr. Amorrortu will be compensated at a rate of $500 per hour for his services under the consulting agreement. The term of the consulting agreement will continue until July 15, 2020. Either we or Mr. Amorrortu will be able to terminate the consulting agreement at any time, with or without cause (as defined therein).

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

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, or PwC, for the fiscal years ended December 31, 2019 and 2018:

	2019	2018
Audit fees	$646,500	$698,300
Audit-related fees	-	20,000
Tax fees	20,148	75,158
All other fees	2,756	2,756
Total	$669,404	$796,214

The services rendered by PwC in connection with the fees presented above were as follows:

Audit Fees

Audit fees consist of amounts for professional services rendered for audit and quarterly reviews of our 2019 and 2018 financial statements as well as  review of our registration statements on Form S-3 and Form S-1 in 2019 and 2018, respectively.

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

3.1	Certificate of Incorporation of Solid Biosciences Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on January 29, 2018).

3.2	Bylaws of Solid Biosciences Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on January 29, 2018).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on December 29, 2017).
4.2*	Description of the Company’s Securities Registered under Section 12 of the Exchange Act.

10.1†

Amended and Restated Registration Rights Agreement dated March 29, 2017 by and among Solid Biosciences, LLC and certain investors (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.2†

Employment Agreement, dated as of January 25, 2019, by and between Solid Biosciences Inc. and Ilan Ganot. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on March 13, 2019)

10.3†

Employment Agreement, dated as of January 25, 2019, by and between Solid Biosciences Inc. and Alvaro Amorrortu (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on March 13, 2019)

10.4†

Employment Agreement, dated as of January 25, 2019, by and between Solid Biosciences Inc. and Carl Morris. Ph.D. (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 13, 2019).

10.5†

Solid Biosciences, LLC Amended and Restated Equity Incentive Plan and form of unit restriction agreement (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 29, 2018).

10.6†	Solid Biosciences Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on January 29, 2018).

10.7†	Form of Incentive Stock Option Agreement under 2018 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 13, 2019).

10.8†	Form of Nonqualified Stock Option Agreement under 2018 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on March 13, 2019).

10.9†	Form of Restricted Stock Agreement under 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on December 29, 2017).

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

10.20†	Summary of Non-Employee Director Compensation Program. (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on March 13, 2019).
10.21

Securities Purchase Agreement, dated July 25, 2019, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2019).

10.22

Form of Pre-Funded Warrant to Purchase Common Stock to be issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 26, 2019).

10.23

Registration Rights Agreement, dated July 25, 2019, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 26, 2019).

10.24*†	Consulting Agreement, dated as of January 1, 2020, by and between Solid Biosciences Inc. and Andrey Zarur.
10.25*†	Consulting Agreement, dated as of January 15, 2020, by and between Solid Biosciences Inc. and Alvaro Amorrortu.
10.26*†	Consulting Agreement, dated as of January 15, 2020 by and between Solid Biosciences Inc. and Jorge Quiroz.
10.27*†	Employment Agreement, dated as of January 25, 2019, by and between Solid Biosciences Inc. and Jorge Quiroz.
21.1*	Subsidiaries of Solid Biosciences Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted as to certain portions, which portions the Registrant has omitted and filed separately with the SEC.
Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLID BIOSCIENCES INC.

Date: March 12, 2020	By:	/s/ Ilan Ganot
Ilan Ganot President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Ilan Ganot Ilan Ganot	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2020

/s/ Jennifer Ziolkowski Jennifer Ziolkowski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2020

/s/ Andrey Zarur, Ph.D. Andrey Zarur, Ph.D.	Chairman of the Board	March 12, 2020

/s/ Matthew Arnold Matthew Arnold	Director	March 12, 2020
/s/ Martin Freed Martin Freed	Director	March 12, 2020

/s/ Robert Huffines Robert Huffines	Director	March 12, 2020

/s/ Adam Koppel Adam Koppel, M.D., Ph.D.	Director	March 12, 2020
/s/ Sukumar Nagendran Sukumar Nagendran	Director	March 12, 2020

/s/ Rajeev Shah Rajeev Shah	Director	March 12, 2020

/s/ Adam Stone Adam Stone	Director	March 12, 2020

/s/ Lynne Sullivan Lynne Sullivan	Director	March 12, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Solid Biosciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solid Biosciences Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of preferred units and stockholders’/members’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

March 12, 2020

We have served as the Company’s auditor since 2017.

SOLID BIOSCIENCES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$76,043	$86,366
Available-for-sale securities	7,481	36,098
Prepaid expenses and other current assets	2,778	6,175
Total current assets	86,302	128,639
Operating lease, right of use asset	4,988	-
Property and equipment, net	11,645	10,422
Other non-current assets	209	209
Restricted cash	327	327
Total assets	$103,471	$139,597
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,124	$3,691
Accrued expenses	9,178	8,235
Operating lease liabilities	1,736	-
Finance lease liabilities	186	173
Other current liabilities	52	382
Total current liabilities	18,276	12,481
Operating lease liabilities, excluding current portion	4,414	-
Finance lease obligations, excluding current portion	733	859
Other non-current liabilities	-	1,074
Total liabilities	23,423	14,414
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2019 and December 31, 2018; no shares issued and outstanding at December 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2019 and December 31, 2018; 45,987,571 shares issued and outstanding at December 31, 2019 and 35,432,460 shares issued and outstanding at December 31, 2018; 2,295,699 pre-funded warrants outstanding at December 31, 2019 and no pre-funded warrants outstanding at December 31, 2018	48	35
Additional Paid-in Capital	396,278	324,209
Accumulated other comprehensive gain (loss)	1	(5)
Accumulated deficit	(316,279)	(199,056)
Total stockholders' equity	80,048	125,183
Total liabilities and stockholders' equity	$103,471	$139,597

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$-	$-	$-
Operating expenses:
Research and development	94,737	57,965	39,905
General and administrative	24,581	17,722	14,952
Total operating expenses	119,318	75,687	54,857
Loss from operations	(119,318)	(75,687)	(54,857)
Other income (expense):
Revaluation of preferred unit tranche right	-	-	459
Interest income	1,580	619	219
Other income	515	270	1,001
Total other income (expense), net	2,095	889	1,679
Net loss	$(117,223)	$(74,798)	$(53,178)
Net loss attributable to non-controlling interest	-	-	(1,060)
Net loss attributable to Solid Biosciences Inc.	$(117,223)	$(74,798)	$(52,118)
Accretion of preferred units to redemption value	-	-	(959)
Redemption of preferred units	-	-	15,685
Redemption of redeemable interest from non-controlling interest in Solid GT	-	-	(1,925)
Net loss attributable to common stockholders	$(117,223)	$(74,798)	$(39,317)
Net loss per share attributable to common stockholders, basic and diluted	$(2.91)	$(2.25)	$(2.88)
Weighted average common stock outstanding, basic and diluted	40,289,290	33,262,597	13,649,485

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(117,223)	$(74,798)	$(53,178)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	6	8	(36)
Comprehensive loss	(117,217)	(74,790)	(53,214)
Comprehensive loss attributable to non-controlling interest	-	-	(1,060)
Comprehensive loss attributable to Solid Biosciences Inc.	$(117,217)	$(74,790)	$(52,154)

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY/(DEFICIT)

(In thousands except for share data)

	Redeemable Preferred Units	Amount	Series 2 Senior Preferred Units	Amount	Series 1 Senior Preferred Units	Amount	Junior Preferred Units	Amount	Series A, B, C and D Common Units	Amount	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Members’/ Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)
Balance at December 31, 2016	17,100,000	$71,649	-	-	-	-	-	-	5,123,917	$558	-	-	-	$23	$(84,941)	$(84,360)	$46,474	$(37,886)
Issuance of Series 1 senior preferred units, net of issuance costs of $500 and tranche right of $459	-	-	-	-	2,500,000	$24,041	-	-	-	-	-	-	-	-	-	-	-	-
Accretion of Series 1 senior preferred units to redemption value	-	-	-	-	-	959	-	-	-	-	-	-	-	-	(959)	(959)	-	(959)
Redemption of preferred units	-	(15,685)	-	-	-	-	-	-	-	-	-	-	-	-	15,685	15,685	-	15,685
Equity-based compensation	-	-	-	-	-	-	-	-	-	5,030	-	-	-	-	-	5,030	300	5,330
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(52,118)	(52,118)	(1,060)	(53,178)
Issuance of Series B common units in exchange for Series A common units	-	-	-	-	-	-	-	-	(1,301,520)	-	-	-	-	-	-	-	-	-
Issuance of Series D common units in exchange for Series A common units	-	-	-	-	-	-	-	-	(160,954)	-	-	-	-	-	-	-	-	-
Issuance of Series A common units in exchange for redeemable preferred units	(17,100,000)	(55,964)	-	-	-	-	-	-	12,219,299	55,964	-	-	-	-	-	55,964	-	55,964
Issuance of junior preferred units in redemption of Class D non-controlling interest in Solid GT	-	-	-	-	-	-	4,414,356	$44,177	-	-	-	-	-	-	(1,925)	(1,925)	(42,252)	(44,177)
Issuance of Series C common units in exchange for Class B non-controlling interest in Solid GT	-	-	-	-	-	-	-	-	1,635,916	2,053	-	-	-	-	-	2,053	(2,053)	-
Issuance of Series D common units in exchange for Class C non-controlling interest in Solid GT	-	-	-	-	-	-	-	-	1,083,205	1,409	-	-	-	-	-	1,409	(1,409)	-
Issuance of Series D common units	-	-	-	-	-	-	-	-	838,689	-	-	-	-	-	-	-	-	-
Issuance of Series 2 senior preferred units,	-	-	4,886,000	$55,002	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	-	-	-	-	-	-	-	(36)	-	(36)	-	(36)
Balance at December 31, 2017	-	-	4,886,000	55,002	2,500,000	25,000	4,414,356	44,177	19,438,552	$65,014	-	-	-	$(13)	$(124,258)	$(59,257)	$—	$(59,257)
Conversion of units into shares of common stock	-	-	(4,886,000)	(55,002)	(2,500,000)	(25,000)	(4,414,356)	(44,177)	(19,429,620)	(65,180)	26,498,559	26	189,333	-	-	124,179	-	124,179
Issuance of common stock upon initial public offering, net of issuance costs of $4,592	-	-	-	-	-	-	-	-	-	-	8,984,375	$9	129,087	-	-	129,096	-	129,096
Equity-based compensation	-	-	-	-	-	-	-	-	-	166			5,789	-	-	5,955	-	5,955
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(74,798)	(74,798)	-	(74,798)
Forfeiture of restricted stock/unit awards	-	-	-	-	-	-	-	-	(8,932)	-	(50,474)	-	-	-	-	-	-	-
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	-	-	-	-	-	-	$-	8	-	8	-	8
Balance at December 31, 2018	-	-	—	—	—	—	—	—	—	—	35,432,460	35	324,209	(5)	(199,056)	125,183	—	125,183
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	—		14,207	-	-	14,207	-	14,207
Sale of common stock, net of issuance costs of $2,102	-	-	-	-	-	-	-	-	-	-	10,607,525	$11	47,212	-	-	47,223	-	47,223
Sale of pre-funded warrants	-	-	-	-	-	-	-	-	-	-	2,295,699	2	10,650	-	-	10,652	-	10,652
Net loss	-	-	-	-	-	-	-	-	-	-				-	(117,223)	(117,223)	-	(117,223)
Forfeiture of restricted stock awards	-	-	-	-	-	-	-	-	-	-	(52,414)	-	-	-	-	-	-	-
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	-	-	-	-	-	-	$-	6	-	6	-	6
Balance at December 31, 2019	-	-	-	$-	-	-	-	$-	-	$-	48,283,270	48	$396,278	$1	$(316,279)	$80,048	$-	$80,048

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(117,223)	$(74,798)	$(53,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount)/premium on available-for-sale securities	(279)	(90)	206
Equity-based compensation expense	14,207	5,955	5,330
Depreciation expense	2,824	1,566	448
Loss on sale of property and equipment	2	4	-
(Gain) from revaluation of preferred unit tranche right	-	-	(459)
Changes in operating assets and liabilities:
Proceeds from landlord lease incentive for tenant improvements	-	823	-
Prepaid expenses and other current assets	4,486	(4,930)	815
Accounts payable	3,779	(1,610)	1,579
Accrued expenses and other current liabilities	(510)	2,883	2,035
Net cash used in operating activities	(92,714)	(70,197)	(43,224)
Cash flows from investing activities:
Purchases of property and equipment	(4,387)	(7,776)	(2,276)
Proceeds from sales and maturities of available-for-sale securities	60,399	25,335	31,621
Purchases of available-for-sale securities	(31,496)	(44,321)	(18,897)
Net cash provided by (used in) investing activities	24,516	(26,762)	10,448
Cash flows from financing activities:
Proceeds from issuance of Series 1 Senior preferred units	-	-	24,500
Proceeds from issuance of Series 2 Senior preferred units	-	-	55,002
Payment of offering costs	(2,102)	(2,168)	(2,424)
Proceeds from issuance of common stock	49,325	-	-
Proceeds from issuance of pre-funded warrants	10,652	-	-
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	-	133,688	-
Principal payments under capital lease obligation	-	(13)	-
Net cash provided by financing activities	57,875	131,507	77,078
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,323)	34,548	44,302
Cash, cash equivalents, and restricted cash at beginning of period	86,693	52,145	7,843
Cash, cash equivalents, and restricted cash at end of period	$76,370	$86,693	$52,145
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A, B, C and D common units into shares of common stock	-	$65,180	-
Conversion of Series 2 Senior Preferred units into shares of common stock	-	$55,002	-
Conversion of Series 1 Senior Preferred units into shares of common stock	-	$25,000	-
Conversion of Junior Preferred units into shares of common stock	-	$44,177	-
Accretion to redemption value for redeemable preferred units	-	-	$(959)
Redemption of preferred units	-	-	$15,685
Redemption of redeemable interest from non-controlling interest in Solid GT	-	-	$(1,925)
Deferred offering costs included in accounts payable and accrued expenses	-	-	$682
Property and equipment included in accounts payable and accruals	$490	$952	$265
Property and equipment acquired through a capital lease	-	$1,023	-
Issuance of Series D common units in exchange for Series A common units	-	-	$638
Issuance of Series A common units in exchange for Redeemable preferred units	-	-	$55,964
Issuance of Junior preferred units upon redemption of Class D non-controlling interest in Solid GT	-	-	$44,177
Issuance of Series C common units in exchange for Class B non-controlling interest in Solid GT	-	-	$2,053
Issuance of Series D common units in exchange for Class C non-controlling interest in Solid GT	-	-	$1,409

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

The Company’s mission is to cure Duchenne muscular dystrophy (“DMD”), a genetic muscle-wasting disease predominantly affecting boys. It is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. The Company’s lead product candidate, SGT-001, is a gene transfer candidate under investigation for its ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease. SGT-001 has been granted Rare Pediatric Disease Designation and Fast Track in the United States and Orphan Drug Designations in both the United States and European Union. The Company filed an Investigational New Drug application (“IND”) in September 2017 and initiated a Phase I/II for SGT-001 in the United States during the fourth quarter of 2017, which is called IGNITE DMD. In November 2019, IGNITE DMD was placed on clinical hold by the U.S. Food and Drug Administration.

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

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2019, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and prefunded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering.

On July 30, 2019, the Company issued and sold in a private placement (i) 10,607,525 shares of its common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of its common stock at a price per warrant of $4.64. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants have no expiration date. The Company received gross proceeds from the private placement of $59,977, before deducting offering costs of $2,102.

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of December 31, 2019, the Company had an accumulated deficit of $316,279. During the year ended December 31, 2019, the Company incurred a net loss of $117,223 and used $92,714 of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $83,524 will be sufficient to fund its operating expenses and capital requirements into 2021.

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

The proportionate share of the loss attributed to the non-controlling interest amounted to $0, $0 and $1,060, for the years ended December 31, 2019, 2018 and 2017, respectively.

There was no non-controlling interest at December 31, 2019 and 2018.

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

Restricted Cash

The Company held restricted cash of $327 in separate restricted bank accounts as security deposits for leases of the Company’s facilities as of December 31, 2019 and December 31, 2018. The Company has included restricted cash of $327 as a non-current asset as of December 31, 2019 and December 31, 2018. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$76,043	$86,366	$52,080
Restricted cash, current	-	-	65
Restricted cash, non-current	327	327	-
Cash and cash equivalents and restricted cash	$76,370	$86,693	$52,145

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

Leases

At inception of a contract, the Company determines if a contract meets the definition of a lease. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company determines if the contract conveys the right to control the use of an identified asset for a period of time. The Company assesses throughout the period of use whether the Company has both of the following: (1) the right to obtain substantially all of the economic benefits from use of the identified asset and (2) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified asset. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the minimum future lease payments. The Company’s policy is to not record leases with an original term of twelve months or less on the consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Certain lease agreements include rental payments that are adjusted periodically for inflation or other variables. In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. Such adjustments to rental payments and variable non-lease components are treated as variable lease payments and recognized in the period in which the obligation for these payments was incurred. Variable lease components and variable non-lease components are not measured as part of the right of use asset and liability. Only when lease components and their associated non-lease components are fixed are they accounted for as a single lease component and recognized as part of a right of use asset and liability. Total contract consideration is allocated to the combined fixed lease and non-lease components.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset. Laboratory equipment is depreciated over five years. Computer equipment is depreciated over three years. Computer software is depreciated over two years. Furniture and office equipment are depreciated over five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations. Equipment under a finance lease is stated at fair value at the inception of the lease less accumulated depreciation and is depreciated over the remaining lease term or the estimated useful life of the equipment.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Through December 31, 2018, the expected term of stock options granted to non-employees is equal to the contractual term of the option award and effective January 1, 2019, the “simplified” method is used. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The Company classifies stock-based compensation expense in its consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

The Company recognized other income of $515, $270 and $1,001 for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in the consolidated statements of operations.

Contingencies

Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding, is considered probable and the amount can be reasonably estimated, or a range of loss can be determined. These accruals represent the Company’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. The Company reviews the status of each significant matter and assesses its potential financial exposure. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and may change its estimates. These changes in the estimates of the potential liabilities could have a material impact on the Company’s consolidated results of operations and financial position.

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as of January 1, 2019 using the modified retrospective transition approach with no restatement of prior periods or cumulative adjustment to accumulated deficit. Upon adoption, the Company elected the package of transition practical expedients, which allowed the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also made an accounting policy election not to recognize leases with an initial term of 12 months or less within its consolidated balance sheets and to recognize those lease payments on a straight-line basis in its consolidated statements of operations over the lease term. Upon adoption of ASU 2016-02, the Company recognized operating lease, right-of-use assets of approximately $4,600 and a corresponding operating lease liability of approximately $5,900, which are included in the Company’s consolidated balance sheet. The adoption of ASU 2016-02 did not have any impact on the Company’s consolidated statements of operations and comprehensive loss.

Recently Issued Accounting Pronouncements

In August 2018 the Financial Accounting Standards Board issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. This new standard will be effective for the Company on January 1, 2020. The adoption of this new standard will not have a material impact on the disclosures.

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

Since there was no change in control in connection with the Solid GT merger, the exchange of Solid GT Class B Units, Class C Restricted Units and Class D Units was accounted for as an equity transaction. In addition, because Solid GT Class D Units represented preferred units with preference over the other classes of Solid GT Units, the difference between the carrying value of the Solid GT Class D Units and the fair value of Junior Preferred Units was recorded as a deemed dividend in members’ deficit, which impacts net loss attributable to common unitholders. See Note 16, Net Loss per Share, for additional information.

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

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$-	$50,037	$-	$50,037
Available-for-sale securities	-	7,481	-	7,481
	$-	$57,518	$-	$57,518

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$-	$54,423	$-	$54,423
Available-for-sale securities	-	36,098	-	36,098
	$-	$90,521	$-	$90,521

As of December 31, 2019 and 2018, the fair values of the Company’s available-for-sale securities were determined using level two inputs.  At December 31, 2019, the portfolio consisted of corporate bond securities and commercial paper.  At December 31, 2018, the portfolio consisted of U.S. government agency securities, corporate bond securities and commercial paper. During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

5. Available-for-Sale Securities

As of December 31, 2019 and 2018, the fair value of available-for-sale debt securities by type of security was as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate bond securities	$1,502	$1	$-	$1,503
Commercial paper	5,978	-	-	5,978
	$7,480	$1	$-	$7,481

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
U.S. government agency securities	$13,543	$-	$(2)	$13,541
Corporate bond securities	12,860	2	(5)	12,857
Commercial paper	9,700	-	-	9,700
	$36,103	$2	$(7)	$36,098

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,480	$7,481	$36,103	$36,098
Total available-for-sale securities	$7,480	$7,481	$36,103	$36,098

The average maturity of the Company’s available-for-sale securities as of December 31, 2019 and 2018 was approximately 0.2 years and 0.3 years, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2019	2018
Prepaid research and development expenses	$1,290	$4,365
Prepaid expenses and other assets	1,488	1,810
	$2,778	$6,175

7. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2019	2018
Furniture and fixtures	$203	$187
Laboratory equipment	9,425	5,998
Leasehold improvements	4,686	4,585
Computer equipment	428	166
Computer software	372	123
Construction in process	1,322	1,351
	16,436	12,410
Less accumulated depreciation	4,791	1,988
	$11,645	$10,422

Depreciation expense was $2,824, $1,566 and $448 for the years ended December 31, 2019, 2018, and 2017 respectively.

8. Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2019	2018
Accrued research and development	$3,742	$3,529
Accrued compensation	3,583	3,534
Accrued other	1,853	1,172
	$9,178	$8,235

9. Preferred Unit Tranche Right

Included in the terms of the Series 1 Senior Preferred Unit Purchase Agreement was a Tranche Right which obligated the investors to purchase additional preferred units under certain conditions. The Tranche Right also provided the investors with the right to purchase these additional units. The Company concluded that the Tranche Right met the definition of a freestanding financial instrument as the Tranche Right was legally detachable and separately exercisable from the Series 1 Senior Preferred Units. Therefore, the Company allocated the net proceeds to the Tranche Right and the Series 1 Senior Preferred Units based on the fair value at the date of issuance with the remaining proceeds being allocated to the Series 1 Senior Preferred Units.

The estimated fair value of the Tranche Right was determined using a probability-weighted present value model that considered the probability of closing the tranche through achievement of the preclinical milestones, estimated to be 50% on the date of issue and the estimated future value of Series 1 Senior Preferred Units at closing. The Company converted future values to present value using a discount rate appropriate for probability adjusted cash flows. The estimates were based, in part, on subjective assumptions. Changes to these assumptions can have a significant impact on the fair value of the Tranche Right. The Tranche Right was settled in connection with the closing of the Series 2 Senior Preferred Unit financing on October 26, 2017. There were no tranche rights outstanding as of December 31, 2019, 2018 or 2017.

A roll-forward of the Tranche Right is as follows:

Series 1 Senior Preferred Unit Tranche Right
Balance at December 31, 2016	$-
Issuance	459
Change in fair value	(459)
Balance at December 31, 2017	$-

10. Redeemable Preferred Units, Series 2 and Series 1 Senior Preferred Units and Junior Preferred Units

Redeemable Preferred Units

The Company issued redeemable preferred units (“Redeemable Preferred Units”). The Redeemable Preferred Units were classified outside of members’ deficit because the units contained redemption features that are not solely within the control of the Company.

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

On March 29, 2017, the Redeemable Preferred Units were exchanged to Series A Common Units. See Note 3, Merger and Recapitalization, for additional information. The Redeemable Preferred Units, which were carried at fair value due to their fair value redemption feature, were remeasured for a final time to their redemption value on March 29, 2017 and then were reclassified to members’ deficit. There were no Redeemable Preferred Units authorized, issued or outstanding as of December 31, 2019, 2018 or 2017.

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

No distributions were made in 2017.

Liquidation

In the event of any liquidation, dissolution, or winding-up of the Company, the assets of the Company would have been distributed in accordance with the same order of priority that applied to distributions.

Series 2 Senior Preferred Units

On October 26, 2017, the Company completed the sale of 4,886,000 Series 2 Senior Preferred Units at a price of $11.26 per unit resulting in net proceeds of $55,002. There were no Series 2 Senior Preferred Units authorized, issued or outstanding as of December 31, 2019 or 2018.

Series 1 Senior Preferred Units

On March 29, 2017, the Company issued 2,500,000 Series 1 Senior Preferred Units at an issuance price of $10.00 per unit for proceeds of $25,000. See Note 3, Merger and Recapitalization, for additional information. There were no Series 1 Senior Preferred Units authorized, issued or outstanding as of December 31, 2019 or 2018.

Junior Preferred Units

On March 29, 2017, 134,920 Solid GT Class D Units were exchanged for 4,414,356 Junior Preferred Units of the Company. See Note 3, Merger and Recapitalization, for additional information. There were no Junior Preferred Units authorized, issued or outstanding as of December 31, 2019 or 2018.

The holders of the Series 1 and Series 2 Senior Preferred Units and Junior Preferred Units had the following rights and preferences:

Tranche Right

The holders of Series 1 Senior Preferred Units were obligated to purchase 1,973,430 Series 2 Senior Preferred Units at $12.67 per unit for gross proceeds of $25,000 in the event the Company achieves certain pre-clinical milestones. In addition, the holders of a majority of the Series 1 Senior Preferred Units had the right to require the holders of the Series 1 Senior Preferred Units to purchase the Series 2 Senior Preferred Units at any time prior to September 1, 2017, which in August 2017, was extended to December 1, 2017. The Tranche Right was subject to certain transfer rights. See Note 9, Preferred Unit Tranche Right, for additional information. The Tranche Right was settled in connection with the closing of the Series 2 Senior Preferred Unit financing on October 26, 2017.

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

11. Members’ Deficit

Series A, B, C and D Common Units

There were no Series A, B, C and D Common Units authorized, issued or outstanding as of December 31, 2019 or 2018.

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

Non-Founder Series A Common Units

On March 29, 2017, in connection with the Merger and Recapitalization, 563,917 non-founder restricted Series A Common Units were exchanged for 402,963 restricted Series D Common Units. All restricted Series D Common Units continued to vest pursuant to their original vesting period, which was generally four years, under the restricted Series A Common Units agreement, and the Company will continue to recognize compensation expense over the related service period.

In addition, in connection with the exchange of the non-founders’ restricted Series A Common Units into restricted Series D Common Units, the Company recognized $140 of equity-based compensation expense for vested units, which represents the incremental fair value of the units before and after the Merger and Recapitalization. The Company will record additional compensation expense in the amount of $115 over the remaining vesting period of the Series D Common units of which $13, $54 and $48 were recognized during the years ended December 31, 2019, 2018 and 2017, respectively.

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

No distributions were made to the Series A, B, C or D Common unitholders during the years ended December 31, 2019, 2018 and 2017.

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

Stock Options

The following table summarizes the Company’s stock option activity for the year ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	1,153,198	$28.73
Granted	1,700,899	17.72
Forfeitures	(243,122)	22.06
Outstanding at December 31, 2019	2,610,975	22.18
Vested and expected to vest as of December 31, 2019	2,610,975	$22.18
Exercisable at December 31, 2019	403,003	$24.56

At December 31, 2019, the Company had an aggregate of $26,394 of unrecognized equity-based compensation cost related to stock options outstanding which is expected to be recognized over a weighted average period of 2.7 years. The intrinsic value of stock options was $0 and $2,260 as of December 31, 2019 and 2018, respectively. There were no stock options outstanding as of December 31, 2017.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table for the years ended December 31:

	2019	2018
Expected volatility	85.1% - 104.7%	73.8% - 86.4%
Expected dividends	0.0%	0.0%
Expected term (in years)	5.10 - 6.25	5.25 - 6.25
Risk-free rate	1.5% - 2.6%	2.6% - 3.1%

The weighted average fair value of options to purchase shares of common stock granted during the year ended December 31, 2019 and 2018 was $13.13 and $19.94, respectively.

Restricted Stock Units

In August 2019, the board of directors issued restricted stock units to employees. The restricted stock units vest in two equal installments with fifty percent vesting six months from the grant date and the remaining fifty percent on the first anniversary of the grant date.

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2019:

	Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	-	$-
Granted	265,800	5.81
Forfeitures	(20,700)	5.81
Outstanding at December 31, 2019	245,100	$5.81
Unvested as of December 31, 2019	245,100	$5.81

At December 31, 2019, the Company had an aggregate of $878 of unrecognized equity-based compensation cost related to restricted stock units outstanding. The unrecognized expense for the restricted stock units is expected to be recognized over a weighted average period of 0.6 years.

Restricted Common Stock

In connection with the Company’s Corporate Conversion on January 25, 2018, all restricted Series B and D common units were converted to restricted shares of common stock. The following table summarizes the Company’s unvested restricted shares of common stock activity for the year ended December 31, 2019:

	Units	Weighted- Average Grant Date Fair Value
Unvested restricted Series D Common Units at December 31, 2018	743,564	$6.40
Releases	(338,198)	6.72
Forfeitures	(52,414)	5.21
Unvested restricted Series D Common Units at December 31, 2019	352,952	$8.07

The aggregate intrinsic value of restricted common units that vested during the years ended December 31, 2019, 2018, and 2017 were $135, $8,721, and $3,358 respectively.

At December 31, 2019, the Company had an aggregate of $2,285 of unrecognized equity-based compensation related restricted shares of common stock, which is expected to be recognized over a weighted average period of 1.4 years.

The Company recorded equity-based compensation expense related to all of its share and unit-based awards to employees and non-employees in the following captions within its consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017

	For the Year Ended December 31,
	2019	2018	2017
Research and development expenses	$8,006	$4,180	$1,206
General and administrative expenses	6,201	1,775	4,124
	$14,207	$5,955	$5,330

13. Leases

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

In January 2018, the Company executed a lease agreement for lab space in Cambridge, Massachusetts. The lease consists of approximately 9,500 square feet with an initial term of five years with the option to extend the term for one additional two year term. The future minimum rent commitment for the initial five-year term is approximately $2,600. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In January 2018, the Company executed a lease agreement for office space in Cambridge, Massachusetts. The space serves as the Company’s corporate headquarters and consists of approximately 16,000 square feet. The term of the lease runs through February 2022. The future minimum rent commitment for the lease term is approximately $2,700. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In November 2018, the Company entered into a 48-month capital lease for certain lab equipment to be used at its facility in Cambridge Massachusetts. The future minimum lease commitment for the lease term is approximately $1,100.

In January 2019, the Company executed a lease agreement for additional office space in Cambridge, Massachusetts. The space serves as office space supporting the Company’s lab operations and consists of approximately 5,000 square feet. The term of the lease runs through October 2025. The future minimum rent commitment for the lease term is approximately $2,300.

As of December 31, 2019, minimum future lease payments for these operating and finance leases were as follows:

	Finance Leases	Operating Leases
2020	$276	$2,408
2021	276	2,444
2022	276	1,424
2023	300	686
Thereafter	—	778
Total	1,128	7,740
Less: Imputed Interest	209	1,590
Total Lease Liabilities	$919	$6,150

As of December 31, 2018, minimum future lease payments for these operating and finance leases were as follows:

	Finance Leases	Operating Leases
2019	$276	$1,934
2020	276	2,017
2021	276	2,056
2022	485	1,023
2023	—	278
Thereafter	—	—
Total	$1,313	$7,308

The Company recorded rent expense of $2,500, $2,524 and $1,301 for the years ended December 31, 2019, 2018 and 2017, respectively.

Short-term lease and variable lease costs were not material for the year ended December 31, 2019.

The supplemental disclosure of cash flow information related to the Company’s leases and the weighted average remaining lease term and weighted average discount rate of the Company’s leases are as follows:

For the Year Ended December 31,
2019
Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,288
Operating lease liabilities arising from obtaining right-of-use-assets	$1,629
Finance lease liabilities arising from obtaining right-of-use assets	$—
Weighted-average remaining lease term (in years)
Operating lease	3.5
Finance lease	3.3
Weighted-average discount rate
Operating lease	12.5%
Finance lease	10.7%

14. Commitments and Contingencies

Letter of Credit

The Company had outstanding letters of credit in the amounts of $327 and $327 at December 31, 2019 and 2018, respectively, which were required as a condition of the Company’s office and laboratory leases.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2019 and 2018.

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

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. Other than the above action, the Company is not aware of any other material claims as of December 31, 2019.

15. License Agreements

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

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. The Company is required to reimburse the University of Washington for costs incurred in applying for, prosecuting and maintaining patents and pay up to an aggregate of approximately $1,000 upon the achievement of certain milestones. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. There were no milestones achieved during the years ended December 31, 2019 and 2018. The Company must also pay royalties of a low single digit percentage of future sales by the Company and its sublicensees of products developed under the licensed patent rights. In addition, the Company must pay an annual maintenance fee until certain milestones are achieved, at which time a minimum annual royalty requirement will replace such maintenance fee and will apply to the Company and its sublicensees.

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

The Company recorded research and development expense in the amount of $38, $47, and $135 for the years ended December 31, 2019, 2018 and 2017, respectively, under the agreement.

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

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. The Company is required to reimburse the University of Missouri for costs incurred in applying for, prosecuting and maintaining the licensed patents and pay up to an aggregate of approximately $1,000 upon the achievement of certain milestones for each product developed based on the licensed patents. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. There were no milestones achieved during the years ended December 31, 2019 and 2018. The Company must pay a royalty of a low single digit percentage of future sales or by its sublicensees of products developed using the licensed patents. In addition, the Company must pay an annual maintenance fee until certain milestones are achieved, after which time a minimum annual royalty will replace such maintenance fee.

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

The Company recorded research and development expense in the amount of $23, $10, and $11 for the years ended December 31, 2019, 2018 and 2017, respectively, under the agreement.

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

In consideration for the rights granted by the agreement, the Company paid a one-time license fee and a separate fee to cover past patent prosecution costs, which the Company recorded as a research and development expense in 2016. The Company is required to reimburse the University of Michigan for costs incurred in applying for, prosecuting and maintaining patents, and pay up to an aggregate of approximately $1,000 upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2019, 2018 and 2017. The Company must also pay a royalty of a low single digit percentage on future sales by the Company or its sublicensees of products developed using the licensed rights, with a minimum annual royalty after certain milestones are achieved. In addition, the Company must pay an annual maintenance fee in any year in which the minimum annual royalty is not reached.

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

The Company recorded and research and development expense in the amount of $39, $35 and $4 for the years ended December 31, 2019, 2018 and 2017, respectively, under the agreement.

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

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2016. The Company is required to pay an annual license maintenance fee until certain milestones are achieved, after which time the annual maintenance fee will increase annually. Such annual maintenance fee will further increase if the Company grants certain rights to a sublicensee or strategic partner with whom the Company collaborates on the development and commercialization of licensed products. The annual maintenance fee is creditable against royalty payments. The Company also must pay a milestone payment within thirty days after achieving certain milestones. There were no milestones achieved during the years ended December 31, 2019, 2018 and 2017. The Company must pay a royalty of a low single digit percentage on future sales by the Company or its sublicensees of products developed using the licensed technology.

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

The Company recorded research and development expense in the amount of $10, $20 and $45 for the years ended December 31, 2019, 2018 and 2017, respectively, under the agreement.

In August 2017, the Company entered into another license agreement with Harvard College, under which the Company obtained a non-exclusive, royalty-bearing, sublicensable, worldwide license to use certain intellectual property owned by Harvard College to develop, manufacture, and commercialize products for use in the treatment of DMD.

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2017. The Company is required to pay an annual license maintenance fee until certain milestones are achieved, after which time the annual maintenance fee will increase annually. Such annual maintenance fee will further increase if the Company grants certain rights to a sublicensee or strategic partner with whom the Company collaborates on the development and commercialization of licensed products. The annual maintenance fee is creditable against royalty payments. The Company also must pay a milestone payment within thirty days after achieving certain milestones. There were no milestones achieved during the years ended December 31, 2019, 2018 and 2017. The Company must pay a royalty of a low single digit percentage on future sales by the Company or its sublicensees of products developed using the licensed technology.

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

The Company recorded research and development expense in the amount of $5, $5 and $23 for the years ended December 31, 2019, 2018 and 2017, respectively, under the agreement.

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

16. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Net loss	$(117,223)	$(74,798)	$(53,178)
Net loss attributable to non-controlling interest	-	-	(1,060)
Net loss attributable to Solid Biosciences Inc.	$(117,223)	$(74,798)	$(52,118)
Decretion (accretion) of preferred units to redemption value	-	-	(959)
Redemption of preferred units	-	-	15,685
Redemption of redeemable interest from non-controlling interest in Solid GT	-	-	(1,925)
Net loss attributable to common stockholders	$(117,223)	$(74,798)	$(39,317)

The denominator is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Weighted average common stock outstanding, basic and diluted	39,326,983	33,262,597	13,649,485
Weighted average pre-funded warrants to purchase common stock	962,307	-	-
Total	40,289,290	33,262,597	13,649,485

Net loss per share attributable to common stockholders, basic and diluted is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Net loss per share attributable to common stockholders, basic and diluted	$(2.91)	$(2.25)	$(2.88)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Year Ended December 31,
	2019	2018	2017
Options to purchase shares of common stock	2,610,975	1,153,198	-
Unvested restricted stock units	245,100	-	-
Unvested shares of common stock	352,952	743,564	-
Series D common units	-	-	1,404,265
	3,209,027	1,896,762	1,404,265

17. Income Taxes

The Company recorded no tax benefit for the years ended December 31, 2019 and 2018 for the net operating losses incurred due to its uncertainty of realizing a benefit from those items.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.1%	5.5%
Permanent differences	(0.4)%	(0.8)%
Tax credits	10.9%	9.2%
Loss taxed as a partnership	-	(1.7)%
Conversion to a C-Corporation	-	0.5%
Other	(0.1)%	(0.1)%
Valuation allowance	(37.5)%	(33.6)%
	0.0%	0.0%

The Company established deferred tax assets and liabilities on identified book to tax temporary differences as of the date of conversion to a C-corporation. Deferred income taxes reflect the net tax effects of these temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Tax loss carryforwards	$43,885	$16,417
Tax credit carryforwards	19,717	6,903
Deferred expenses	1,920	372
Accrued expenses	921	935
Stock compensation	4,159	856
Other	257	177
Total deferred tax assets	70,859	25,660
Right of use asset	(1,355)	-
Depreciation	(333)	(406)
Valuation allowance	(69,171)	(25,254)
Net deferred taxes	$-	$-

As of December 31, 2019 and 2018, the Company has federal net operating loss carryforwards of $160,568 and $59,357 and tax credits of $18,715 and $6,349, respectively which may be used to offset future federal income and tax liability, respectively. In addition, the Company has state net operating loss carryforwards of approximately $157,104 and $59,453 and tax credits of $1,269 and $702 for the years ended December 31, 2019 and 2018, respectively, which may be used to offset future state income and tax liability, respectively. The Company’s ability to utilize these federal and state carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of the deferred tax assets. The Company concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets. The Company had approximately $69,171 and $25,254 in valuation allowances recorded against its deferred tax assets as of December 31, 2019 and 2018, respectively.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation tax years beginning with the year ended December 31, 2018 are open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

As of December 31, 2019 and 2018, the Company did not have unrecognized tax benefits. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of December 31, 2019 and 2018, no interest and penalties have been recorded.

18. Retirement Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the plan may be made at the discretion of the Company’s board of managers. The Company made no contributions to the plan during the years ended December 31, 2019, 2018 and 2017.

19. Selected Quarterly Financial Information (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2019 and 2018 are as follows:

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$-	$-	$-	$-
Operating expenses	30,302	26,969	29,717	32,330
Loss from operations	(30,302)	(26,969)	(29,717)	(32,330)
Net loss	(29,582)	(26,525)	(29,255)	(31,861)
Net loss per share attributable to common stockholders	$(0.85)	$(0.76)	$(0.67)	$(0.67)

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$-	$-	$-	$-
Operating expenses	15,973	18,178	19,150	22,386
Loss from operations	(15,973)	(18,178)	(19,150)	(22,386)
Net loss	(15,877)	(17,980)	(19,020)	(21,921)
Net loss per share attributable to common stockholders	$(0.54)	$(0.52)	$(0.55)	$(0.63)

20. Subsequent Events

In January 2020, the Company implemented changes to its organizational structure to create a leaner company focused on advancing SGT-001. In connection with the restructuring, the Company made changes to its management team and reduced headcount by approximately 30 percent.  The Company expects to substantially complete the restructuring in the first quarter of 2020.  The Company estimates total restructuring costs of approximately $2.1 million related to severance and other employee termination benefits.  The Company expects that approximately $1.2 million would be paid during the three months ended March 31, 2020 and approximately $0.9 million would be paid during the remainder of 2020.