Form 10-K/A
period 2019-12-31
Solid Biosciences Inc.
filed 2020-03-13
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

EXPLANATORY NOTE

On March 12, 2020, Solid Biosciences Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-K solely to correct a typographical error in Exhibit 23.1, Consent of Independent Registered Public Accounting Firm. The Exhibit 23.1 included in the Original Form 10-K identified the report date as March 10, 2020 whereas the appropriate date is March 12, 2020. A new Exhibit 23.1 with the correction is filed as Exhibit 23.1 attached hereto.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K. This Amendment is an exhibit-only filing. Except for Exhibit 23.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit Number	Description

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLID BIOSCIENCES INC.

Date: March 13, 2020	By:	/s/ Ilan Ganot
Ilan Ganot President, Chief Executive Officer and Director (Principal Executive Officer)