Form 10-Q
period 2020-03-31
Solid Biosciences Inc.
filed 2020-05-07
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 46,070,724 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$53,187	$76,043
Available-for-sale-securities	400	7,481
Prepaid expenses and other current assets	4,316	2,778
Total current assets	57,903	86,302
Property and equipment, net	10,866	11,645
Operating lease, right-of-use assets	4,655	4,988
Other non-current assets	209	209
Restricted cash	327	327
Total assets	$73,960	$103,471
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,383	$7,124
Accrued expenses	8,507	9,178
Operating lease liabilities	1,799	1,736
Finance lease liabilities	191	186
Other current liabilities	—	52
Total current liabilities	12,880	18,276
Operating lease liabilities, excluding current portion	3,941	4,414
Finance lease liabilities, excluding current portion	683	733
Total liabilities	17,504	23,423
Commitments and contingencies (Note 11)
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at March 31, 2020 and December 31, 2019; 46,070,724 shares issued and outstanding at March 31, 2020 and 45,987,571 shares issued and outstanding at December 31, 2019; 2,295,699 pre-funded warrants outstanding at March 31, 2020 and December 31, 2019	48	48
Additional paid-in capital	399,382	396,278
Accumulated other comprehensive (loss) gain	(1)	1
Accumulated deficit	(342,973)	(316,279)
Total stockholders’ equity	56,456	80,048
Total liabilities and stockholders’ equity	$73,960	$103,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$—	$—
Operating expenses:
Research and development	19,665	23,269
General and administrative	5,250	7,033
Restructuring charges	1,944	—
Total operating expenses	26,859	30,302
Loss from operations	(26,859)	(30,302)
Other income (expense):
Interest income	164	508
Other income	1	212
Total other income (expense), net	165	720
Net loss	$(26,694)	$(29,582)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.85)
Weighted average shares of common stock outstanding, basic and diluted	48,059,279	34,776,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(26,694)	$(29,582)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(2)	12
Comprehensive loss	$(26,696)	$(29,570)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share / unit data)

	For the Three Months Ended March 31, 2020
	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	48,283,270	$48	$396,278	$1	$(316,279)	$80,048
Equity-based compensation	—	—	3,104	—	—	3,104
Net loss	—	—	—	—	(26,694)	(26,694)
Vesting of restricted stock units	121,975	—	—	—	—	—
Forfeiture of restricted stock awards	(38,822)	—	—	—	—	—
Unrealized gain on available for sale securities	—	—	—	(2)	—	(2)
Balance at March 31, 2020	48,366,423	$48	$399,382	$(1)	$(342,973)	$56,456

	For the Three Months Ended March 31, 2019
	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	35,432,460	$35	$324,209	$(5)	$(199,056)	$125,183
Equity-based compensation	—	—	3,500	—	—	3,500
Net loss	—	—	—	—	(29,582)	(29,582)
Forfeiture of restricted stock awards	(17,546)	—	—	—	—	—
Unrealized gain on available for sale securities	—	—	—	12	—	12
Balance at March 31, 2019	35,414,914	$35	$327,709	$7	$(228,638)	$99,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(26,694)	$(29,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount)/premium on available-for-sale securities	(21)	(148)
Equity-based compensation expense	3,104	3,500
Depreciation expense	1,026	596
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(1,205)	(707)
Accounts payable	(4,309)	1,666
Accrued expenses and other current and non-current liabilities	(1,175)	(1,252)
Net cash used in operating activities	(29,274)	(25,927)
Cash flows from investing activities:
Purchases of property and equipment	(681)	(1,953)
Proceeds from sale and maturities of available-for-sale securities	7,500	10,924
Purchases of marketable investments	(401)	(15,416)
Net cash provided by (used in) investing activities	6,418	(6,445)
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	(22,856)	(32,372)
Cash, cash equivalents, and restricted cash at beginning of period	76,370	86,693
Cash, cash equivalents, and restricted cash at end of period	$53,514	$54,321
Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use asset	$—	$1,629
Property and equipment included in accounts payable and accruals	$55	$1,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, amounts in thousands, except share / unit and per share / unit data)

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

The Company’s mission is to cure Duchenne muscular dystrophy (“Duchenne”), a genetic muscle-wasting disease predominantly affecting boys. It is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. The Company’s lead product candidate, SGT-001, is a gene transfer candidate under investigation for its ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease. SGT-001 has been granted Rare Pediatric Disease Designation and Fast Track in the United States and Orphan Drug Designations in both the United States and European Union. The Company filed an Investigational New Drug application (“IND”) in September 2017 and initiated a Phase I/II clinical trial for SGT-001 in the United States during the fourth quarter of 2017, which is called IGNITE DMD. In November 2019, IGNITE DMD was placed on clinical hold by the U.S. Food and Drug Administration (“FDA”).  In April 2020, the Company submitted a response to the FDA that included changes to the clinical protocol designed to enhance patient safety, as well as information related to improvements to its manufacturing process. The FDA has responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process.  The Company is in the process of generating these data and expects to submit this information to the FDA before the end of the third quarter of 2020.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through March 31, 2020, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and prefunded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of March 31, 2020, the Company had an accumulated deficit of $342,973. During the three months ended March 31, 2020, the Company incurred a net loss of $26,694 and used $29,274 of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $53,587 as of March 31, 2020 will be sufficient to fund its operating expenses and capital requirements into 2021.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of Solid Biosciences Inc. and its wholly owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

2. Summary of Significant Accounting Policies

The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in its 2019 Form 10-K and updated, as necessary, in this report.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the recognition of research and development expenses and equity-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including clinical trials and employee-related amounts, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to contain it or treat its impact. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. Actual results could differ from the Company’s estimates.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.

Restricted Cash

The Company held restricted cash of $327 in separate restricted bank accounts as security deposits for leases of the Company’s facilities as of March 31, 2020 and December 31, 2019. The Company has included restricted cash of $327 as a non-current asset as of March 31, 2020 and December 31, 2019. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents as presented on balance sheet	$53,187	$76,043
Restricted cash, non-current, as presented on balance sheet	327	327
Cash and cash equivalents and restricted cash as presented on cash flow statement	$53,514	$76,370

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing treatments through gene therapy and other means for patients with Duchenne. All of the Company’s tangible assets are held in the United States.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. This new standard became effective for the Company on January 1, 2020. The adoption of this new standard did not have a material impact on the Company’s disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (‘‘ASU 2019-05’’). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. This standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its financial statements and related disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$14,053	$—	$14,053
Available-for-sale securities	—	400	—	400
	$—	$14,453	$—	$14,453

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$50,037	$—	$50,037
Available-for-sale securities	—	7,481	—	7,481
	$—	$57,518	$—	$57,518

As of March 31, 2020 and December 31, 2019, the fair values of the Company’s available-for-sale debt securities were determined using Level 2 inputs.  At March 31, 2020, the Company’s portfolio of available-for-sale securities consisted of corporate bond securities. At December 31, 2019, the Company’s portfolio of available-for-sale securities consisted of corporate bond securities and commercial paper. During the three months ended March 31, 2020 and the year ended December 31, 2019, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

4. Available-for-Sale Securities

As of March 31, 2020 and December 31, 2019, the fair value of available-for-sale securities by type of security was as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate bond securities	$401	$—	$(1)	$400
	$401	$—	$(1)	$400

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate bond securities	1,502	1	—	1,503
Commercial paper	5,978	—	—	5,978
	$7,480	$1	$—	$7,481

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$401	$400	$7,480	$7,481
Total available-for-sale securities	$401	$400	$7,480	$7,481

The weighted average maturity of the Company’s available-for-sale securities as of March 31, 2020 and December 31, 2019 was approximately 0.2 years and 0.2 years, respectively.

5. Property and Equipment

Property and equipment consists of the following:

	March 31, 2020	December 31, 2019
Furniture and fixtures	$203	$203
Laboratory equipment	9,529	9,425
Leasehold improvements	4,686	4,686
Computer equipment	436	428
Computer software	541	372
Construction in process	1,288	1,322
	16,683	16,436
Less accumulated depreciation	5,817	4,791
	$10,866	$11,645

Depreciation expense was $1,026 and $596 for the three months ended March 31, 2020 and 2019,  respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2020	December 31, 2019
Prepaid research and development expenses	$1,036	$1,290
Prepaid expenses and other assets	3,280	1,488
	$4,316	$2,778

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2020	December 31, 2019
Accrued research and development	$4,427	$3,742
Accrued compensation	2,459	3,583
Accrued other	1,621	1,853
	$8,507	$9,178

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

No warrants were exercised during the three months ended March 31, 2020 and no warrants were outstanding during the three months ended March 31, 2019.

9. Equity-Based Compensation

In connection with the closing of the Company’s initial public offering, the board of directors and stockholders approved the 2018 Omnibus Incentive Plan, which provides for the reservation of 5,001,000 shares of common stock for equity awards. During the three months ended March 31, 2020 and March 31, 2019, the Company granted options for the purchase of 816,116 and 1,543,421 shares of common stock, respectively. During the three months ended March 31, 2020, the Company granted 957,655 restricted stock units.

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Research and development	$1,239	$1,819
General and administrative	1,014	1,681
Restructuring	851	—
Total	$3,104	$3,500

10. Income Taxes

During the three months ended March 31, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits and orphan drug credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amounts of its net deferred tax assets because, at March 31, 2020 and December 31, 2019, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of March 31, 2020, and December 31, 2019, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation tax years beginning with the year ended December 31, 2018 are open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

11. Commitments and Contingencies

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material claims as of March 31, 2020.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended March 31,
	2020	2019
Net loss attributable to common stockholders	$(26,694)	$(29,582)

The denominator is as follows:

	Three Months Ended March 31,
	2020	2019
Weighted average shares of common stock outstanding, basic and diluted	$48,059,279	$34,776,488

Net loss per share attributable to common stockholders, basic and diluted is as follows:

	Three Months Ended March 31,
	2020	2019
Net loss per share attributable to common stockholders	$(0.56)	$(0.85)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect for the three months ended March 31:

	2020	2019
Options to purchase shares of common stock	3,099,758	2,681,071
Unvested shares of common stock	219,284	599,426
Unvested restricted stock units	1,011,955	—
	4,330,997	3,280,497

13. Restructuring

In January 2020, the Company’s board of directors approved a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of its business following the Company’s November 2019 announcement that the SGT-001 IGNITE DMD trial was placed on clinical hold by the U.S. Food and Drug Administration.

Under the restructuring plan, the Company made changes to its management team and reduced headcount by approximately 30 percent.  Affected employees were eligible to receive severance payments and outplacement services in connection with the restructuring plan. In the three months ended March 31, 2020, the Company recorded aggregate restructuring charges of $1,944 related to severance payments and other employee-related costs. The Company does not expect to incur any additional significant costs associated with this restructuring. During the three months ended March 31, 2020, $963 of the estimated restructuring charges were paid. The Company expects the remaining accrued restructuring costs of $981 will be paid in the next 12 months.

The following table shows the total amount expected to be incurred and the liability related to the 2020 restructuring as of March 31, 2020:

One-Time Employee Termination Benefits
Accrued restructuring costs beginning balance	$-
Restructuring charges incurred during the period	1,944
Amounts paid during the period	(963)
Accrued restructuring costs as of March 31, 2020	$981

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2019 included in our annual report filed on Form 10-K on March 12, 2020.

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

Overview

Our mission is to cure Duchenne muscular dystrophy, or Duchenne, a genetic muscle-wasting disease predominantly affecting boys, with symptoms that usually manifest between three and five years of age. Duchenne is a progressive, irreversible and ultimately fatal disease that affects approximately one in every 3,500 to 5,000 live male births and has an estimated prevalence of 10,000 to 15,000 cases in the United States alone. Duchenne is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. There is no cure for Duchenne and, for the vast majority of patients, there are no satisfactory symptomatic or disease-modifying treatments. Our efforts are focused on our lead product candidate, SGT-001, a gene transfer candidate under investigation for its ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease. Based on our preclinical program that included multiple animal species of different phenotypes and genetic variations, as well as preliminary biomarker results, we believe that SGT-001, has the potential to slow or even halt the progression of Duchenne, regardless of the type of genetic mutation or stage of the disease. SGT-001 has been granted Rare Pediatric Disease Designation and Fast Track Designation in the United States and Orphan Drug Designations in both the United States and European Union.  The safety and efficacy of SGT-001 are currently being evaluated in a Phase I/II clinical trial called IGNITE DMD, which is currently on clinical hold.

In the fourth quarter of 2017, we initiated IGNITE DMD, a randomized, controlled, open-label, single-ascending dose Phase I/II clinical trial, to evaluate SGT-001 in ambulatory and non-ambulatory males with Duchenne aged four to 17 years. The primary objectives of IGNITE DMD are to assess the safety and tolerability of SGT-001, as well as efficacy as defined by SGT-001 microdystrophin protein expression. The clinical trial is also designed to assess other parameters of muscle function and mass, respiratory and cardiovascular function, serum and muscle biomarkers associated with SGT-001 microdystrophin production, SGT-001 microdystrophin associated biochemical properties (e.g., neuronal nitric oxide synthase, or nNOS, binding) and patient and parent reported outcomes and quality of life measures, among other endpoints.

In February 2019, we announced preliminary findings based on three-month biopsy data from the first three patients dosed with 5E13 vg/kg of SGT-001, the lowest dose outlined in the IGNITE DMD protocol and our intention to dose escalate.

In May 2019, we announced that two patients were randomized in the second cohort of the IGNITE DMD study, including one patient dosed with 2E14 vg/kg of SGT-001 and another added to the control group.

In August 2019, we announced that we amended the IGNITE DMD clinical trial protocol. The changes to the protocol included adding an upper weight limit of 25 kg for at least the next patient dosed in the second cohort and removing the matched patient control arm for the rest of the second cohort. We also announced that a patient was dosed under this amended protocol.

In November 2019, we announced that the third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event, or SAE, deemed related to the study drug and that IGNITE DMD was placed on clinical hold by the U.S. Food and Drug Administration, or FDA, as a result of the SAE. The SAE was characterized by complement activation, thrombocytopenia, a decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency. Neither cytokine- nor coagulopathy-related abnormalities were observed. In December 2019, we reported that the SAE had fully resolved and the patient had resumed his normal activities. In April 2020, we submitted a response to the FDA that included changes to the clinical protocol designed to enhance patient safety, as well as information related to improvements to our manufacturing process. The FDA has responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process.  We are in the process of generating these data and expect to submit this information to the FDA before the end of the third quarter of 2020.

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

Since our inception, we have devoted substantial resources to identifying and developing SGT-001 and other product candidates, developing our manufacturing processes, organizing and staffing our company and providing general and administrative support for these operations. We do not have any products approved for sale. To date, we have not generated any revenue. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of SGT-001 and other product candidates. If successfully developed and approved, we intend to commercialize SGT-001 and we may enter into licensing agreements or strategic collaborations in select markets. If we generate product sales or enter into licensing agreements or strategic collaborations, we expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of any product sales, license fees, milestone payments and other payments. If we fail to complete the development of SGT-001 and other product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net losses were $26.7 million and $29.6 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $343.0 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

As we seek to develop and commercialize SGT-001 and other product candidates, we anticipate that our expenses will increase significantly and that we will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity financings, debt financings or other sources, which may include licensing agreements or strategic collaborations. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, if at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of SGT-001 or other product candidates.

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

Since our initial public offering, which we completed on January 30, 2018, we have primarily financed our operations through the sale of common stock. In our initial public offering we sold 8,984,375 shares of our common stock, including shares of common stock issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $129.1 million, after deducting underwriting discounts and commissions and offering expenses.  On July 30, 2019, we issued and sold in a private placement (i) 10,607,525 shares of our common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of our common stock at a price per warrant of $4.64. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants have no expiration date. We received $57.9 million of net proceeds from the private placement after deducting offering costs.

As of March 31, 2020, we had cash, cash equivalents and available-for-sale securities of $53.6 million. We believe that our existing cash, cash equivalents and available-for-sale securities as of March 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

The ongoing novel coronavirus pandemic, commonly referred to as COVID-19, which began in December 2019, has spread worldwide, causing federal, state, and local governments to implement measure to slow the spread of the outbreak through quarantines, strict travel restriction and bans, heightened border scrutiny and other measure. We are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention (CDC) as well as federal, state, and local governments regarding working-from-home practices for non-essential employees. As a result, we have modified our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19. The full extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments that are highly uncertain, including the length and severity of this pandemic, the actions taken to contain it or treat its impact and the impact on our clinical development, employees, vendors and suppliers, all of which are uncertain and cannot be predicted. We will continue to monitor the situation closely.

Financial operations overview

Revenue

We have not generated any revenue as we do not have any approved products and do not expect to generate any revenue from the sale of our products for the next few years, if ever. If our development efforts for SGT-001 or other product candidates are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from those collaboration or license agreements.

Operating expenses

Our operating expenses since inception have consisted primarily of research and development activities and general and administrative costs. Personnel costs, including salaries, benefits, bonuses and equity-based compensation expense, comprise a significant component of each of these expense categories. We allocate expenses associated with personnel costs based on the nature of work associated with these resources.

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of SGT-001 and other product candidates and include:

•

expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research, preclinical and clinical activities on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture SGT-001 and other product candidates for use in our preclinical studies and clinical trials;

•	salaries, benefits and other related costs, including equity-based compensation expense, for personnel engaged in research and development functions;

•	costs of outside consultants, engaged to assist in our research and development activities, including their fees, equity-based compensation and related travel expenses;
•	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
•	costs incurred in seeking regulatory approval of SGT-001 and other product candidates;
•	expenses incurred under our intellectual property licenses; and
•	facility-related research and development expenses, which include direct depreciation and rent costs as well as allocated expenses for rent and maintenance of facilities and other operating costs.

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

We typically use our employee and infrastructure resources across our product candidates. We track outsourced development costs and milestone payments made under our licensing arrangements by product candidates, but we do not allocate personnel costs, license payments made under our licensing arrangements and infrastructure costs, including facilities and lab operations to product candidates on a program-specific basis. These costs are included in unallocated research and development expenses in the table below.

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended March 31,
(In thousands)	2020	2019
SGT-001	$10,176	$11,341
Other product candidates	288	1,459
Unallocated research and development expenses
Personnel related expenses	5,951	6,832
External expenses	3,250	3,637
Total unallocated research and development expenses	9,201	10,469
Total research and development expenses	$19,665	$23,269

We cannot determine with certainty the duration, costs and timing of clinical trials of SGT-001 and other product candidates or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval or our other research and development expenses. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, expense and results of any clinical trials of SGT-001 or other product candidates and other research and development activities that we may conduct;
•

the imposition of regulatory restrictions on clinical trials, including full and partial clinical holds, such as the current clinical hold on IGNITE DMD, and the time and activities required to lift any such holds;

•	the impact of the COVID-19 outbreak on our ability to conduct clinical trials of SGT-001 and other product candidates;
•	uncertainties in clinical trial design and patient enrollment or drop out or discontinuation rates;
•	significant and changing government regulation and regulatory guidance;
•	potential additional studies requested by regulatory agencies; and
•	the timing and receipt of any marketing approvals.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will decrease in calendar year 2020 as a result of the organizational changes we announced in January 2020, to create a leaner organization focused on advancing SGT-001.

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

We expect that our general and administrative expenses will increase in the future as we incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

Restructuring charges

In January 2020, we implemented changes to our organizational structure to create a leaner company focused on advancing SGT-001. In connection with the restructuring, we made changes to our management team and reduced headcount by approximately 30 percent.

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

During the three months ended March 31, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements

(unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	Accrued research and development expenses; and
•	Equity-based compensation.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase
(in thousands)	2020	2019	(decrease)
Revenue	$—	$—	$—
Operating expenses:
Research and development	19,665	23,269	(3,604)
General and administrative	5,250	7,033	(1,783)
Restructuring charges	1,944	—	1,944
Total operating expenses	26,859	30,302	(3,443)
Loss from operations	(26,859)	(30,302)	3,443
Other income (expense):
Interest income	164	508	(344)
Other income	1	212	(211)
Total other income (expense)	165	720	(555)
Net loss	$(26,694)	$(29,582)	$2,888

Research and development expenses

	Three Months Ended March 31,		Increase
(in thousands)	2020	2019	(decrease)
SGT-001	$10,176	$11,341	$(1,165)
Other product candidates	288	1,459	(1,171)
Unallocated research and development expenses
Personnel related expenses	5,951	6,832	(881)
External expenses	3,250	3,637	(387)
Total unallocated research and development expenses	9,201	10,469	(1,268)
Total research and development expenses	$19,665	$23,269	$(3,604)

Research and development expenses for the three months ended March 31, 2020 were $19.7 million, compared to $23.3 million for the three months ended March 31, 2019. The decrease of $3.6 million in research and development costs was due to a decrease in unallocated research and development costs of $1.3 million, primarily due to a reduction in personnel and facility related expenses as a result of the restructuring that occurred in January 2020, a $1.2 million decrease in costs related to our lead product candidate SGT-001, driven by a reduction in manufacturing costs of $0.9 million and clinical trial activity of $0.3 million due to the clinical hold as well as a $1.2 million decrease in costs related to other product candidates as we focus on advancing SGT-001.

General and administrative expenses

General and administrative expenses were $5.3 million for the three months ended March 31, 2020, compared to $7.0 million for the three months ended March 31, 2019. The decrease of $1.8 million was due to a decrease in personnel related expenses of $0.6 million and $1.2 million of other corporate expenses as a result of the restructuring announced in January 2020.

Restructuring Charges

During the three months ended March 31, 2020 we recorded charges of $1.9 million related to severance and other employee-related costs. We paid $0.9 million during the three months ended March 31, 2020 and expect to pay approximately $1.0 million in the next 12 months.

Interest income

Interest income was $0.2 million for the three months ended March 31, 2020, compared to $0.5 million for the three months ended March 31, 2019. The decrease was primarily related to a reduction of available-for-sale securities included within our portfolio.

Other income

Other income for the three months ended March 31, 2020 was $0.1 million compared to $0.2 million for the three months ended March 31, 2019. Other income relates to contributions from charitable organizations. We do not expect these contributions to significantly increase in future periods.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred units and our initial public offering as well as a private placement of shares of our common stock and pre-funded warrants to purchase shares of our common stock. Through March 31, 2020, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, an aggregate of $129.1 million of net proceeds from the sale of our common stock after deducting underwriting discounts and commission and offering expenses in our initial public offering and an aggregate of $57.9 million of net proceeds, after deducting offering costs, from our July 2019 private placement.

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

As of March 31, 2020, we had cash, cash equivalents and available-for-sale securities of $53.6 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,		Increase
(in thousands)	2020	2019	(decrease)
Cash used in operating activities	$(29,274)	$(25,927)	$(3,347)
Cash provided by (used in) investing activities	6,418	(6,445)	12,863
Cash provided by financing activities	—	—	—
Net increase in cash, cash equivalents and restricted cash	$(22,856)	$(32,372)	$9,516

Operating activities

During the three months ended March 31, 2020, operating activities used $29.3 million of cash, primarily resulting from our net loss of $26.7 million and cash used in changes in our operating assets and liabilities of $6.7 million offset by non-cash charges of $4.1 million due primarily to equity-based compensation of $3.1 million and depreciation expense of $1.0 million.  Net cash used in changes in our operating assets and liabilities during the three months ended March 31, 2020 consisted primarily of a reduction in accrued expenses and other liabilities of $1.2 million and a decrease in accounts payable of $4.3 million as well as an increase in prepaid expenses and other assets of $1.2 million.  These changes were due to the timing of payments.

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

Investing activities

During the three months ended March 31, 2020, investing activities generated $6.4 million of cash, consisting primarily of proceeds from maturities of available-for-sale securities partially offset by purchases of property and equipment, and available-for-sale securities.

During the three months ended March 31, 2019, investing activities used $6.4 million of cash, consisting primarily of purchases of available-for-sale securities and property and equipment, partially offset by proceeds on the sale and maturity of available-for-sale securities.

Financing activities

During the three months ended March 31, 2020 and 2019, there were no financing activities.

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

As of March 31, 2020, we had cash, cash equivalents and available-for-sale securities of $53.6 million. We believe that our existing cash, cash equivalents and available-for-sale securities as of March 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Because of the numerous risks and uncertainties associated with the development of SGT-001 and other product candidates and programs and because the extent to which we may enter collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	if and when we are able to favorably resolve the clinical hold on and resume IGNITE DMD;
•	the progress and results of IGNITE DMD and future clinical trials of SGT-001 and other product candidates;
•	the costs, timing and outcome of regulatory review of SGT-001 and other product candidates;
•

the scope, progress, results and costs of discovery, laboratory testing, manufacturing, preclinical development and clinical trials for other product candidates that we may pursue in the future, if any;

•	the costs associated with our manufacturing process development and evaluation of third-party manufacturers;
•	whether we decide to construct and validate our own manufacturing facility and the associated costs;
•	revenue, if any, received from commercial sale of SGT-001 or other product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the outcome of any lawsuits filed against us;
•	the terms of our current and any future license agreements and collaborations;
•	the extent to which we acquire or in-license other product candidates, technologies and intellectual property; and
•	if and as we need to adapt our business in response to the COVID-19 pandemic and its collateral consequences.

We intend to supply our clinical development program for SGT-001 with drug product produced at a current good manufacturing practices, or cGMP, compliant facility located at one of our Contract Development Manufacturing Organizations partners. We intend to establish the capability and capacity to supply SGT-001 at commercial scale from multiple sources.

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

Recently Issued Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding recently adopted and issued accounting pronouncements. See also Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related changes in interest rates. As of March 31, 2020, our cash equivalents consisted of money market accounts and U.S. government agency securities that have contractual maturities of less than 90 days from the date of acquisition. As of March 31, 2020, our investments consisted of corporate bond securities that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net loss was $26.7 million for the three months ended March 31, 2020. Our net losses were $117.2 million, $74.8 million and $53.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of March 31, 2020, we had an accumulated deficit of $343.0 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•	seek to resolve the clinical hold on and determine next steps for our Phase I/II clinical trial for SGT-001, or IGNITE DMD, and, if and when possible, resume our clinical development of SGT-001;
•	move other product candidates into clinical trials;
•	continue research and preclinical development of other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our activities;
•	acquire or in-license other drugs, technologies and intellectual property; and
•	add operational, financial and management information systems and personnel.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001 and our other product candidates. In addition, if we obtain marketing approval for SGT-001 and our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into 2021, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.  In addition, we anticipate that we will need additional funding to complete the development of SGT-001 and our other product candidates.

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

•	the costs associated with our manufacturing process development and evaluation of third-party manufacturers;
•	whether we decide to construct and validate our own manufacturing facility and the associated costs;
•	revenue, if any, received from commercial sale of SGT-001 or our other product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the outcome of any lawsuits filed against us;
•	the terms of our current and any future license agreements and collaborations;
•	the extent to which we acquire or in-license other product candidates, technologies and intellectual property; and
•	if and as we need to adapt our business in response to the COVID-19 pandemic and its collateral consequences.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, SGT-001 and any other product candidates that we may pursue in the future. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our success in:

•	favorably resolving the clinical trial hold on IGNITE DMD;
•	completing research and development of SGT-001 and our other product candidates in a timely and successful manner;
•	seeking and obtaining regulatory and marketing approvals for any product candidates for which we complete clinical trials;
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

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to initiate and complete current or future preclinical studies or clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

The global outbreak and spread of the novel strain of coronavirus, or the COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our third-party manufacturers for our SGT-001 supply and prospective contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, and laboratory supplies for our current and future preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We and our third-party manufacturers and prospective CROs, may face disruptions related to IGNITE DMD or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites.  We may also face difficulties recruiting or enrolling patients for our IGNITE DMD or future clinical trials if patients are affected by the COVID-19 virus or are fearful of visiting or traveling to clinical trial sites because of the outbreak. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property.  For example, the FDA has announced that in order to bring new therapies to patients sick with COVID-19 as quickly as possible, it has redeployed medical and regulatory staff from other areas to work on COVID-19 therapies. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

In the event of a continuation of shelter-in-place orders and/or other mandated local travel restrictions, our employees conducting research and development activities may not be able to access our research space, and our core activities may be significant limited or curtailed, possibly for an extended period of time.

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

Risks related to the development of our product candidates

SGT-001 is a gene transfer candidate based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. To our knowledge, a limited number of gene transfer products have been approved for commercialization in the United States and the European Union.

We have concentrated our research and development efforts on SGT-001 for the treatment of Duchenne and our future success depends on our successful development of that product candidate. Our risk of failure is high. We have experienced, and may in the future experience, problems or delays in developing SGT-001. Any such problems or delays would cause unanticipated costs, and any development problems may not be solved. For example, we or another party may uncover a previously unknown risk associated with SGT-001, the adeno-associated virus, or AAV, vector, toxicity or other issues that may be more problematic than we currently believe and this may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional clinical testing.

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

In November 2019, the FDA placed a clinical hold on SGT-001 following a serious adverse event in IGNITE DMD. The third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event deemed related to the study drug that was characterized by complement activation, thrombocytopenia, decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency.  We reported the event to the FDA and the study Data Safety Monitoring Board. Following notification, the FDA placed IGNITE DMD on clinical hold. In December 2019, we reported that the serious adverse event had fully resolved and that the patient had resumed his normal activities. We continue to make progress to address the clinical hold and determine the path forward for SGT-001. We cannot assure our stockholders that the FDA will lift the clinical hold or that we will be able to resume development of SGT-001 as planned, or at all. Further, even if the FDA lifts the clinical hold, or if the FDA or other regulatory agencies continue to express safety concerns even after the hold is lifted, additional preclinical studies or clinical trials involving SGT-001, further amendments to the SGT-001 enrollment criteria and/or clinical trial protocol or changes to our manufacturing process may be needed and difficult to implement and/or complete. In such instance, our progress in the development of SGT-001 may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business, and our stock price would likely decline. Furthermore, even if the FDA lifts the clinical hold, we may nonetheless face difficulties in recruiting patients to enroll in or retaining patients in IGNITE DMD if patients or their caregivers are affected by the COVID-19 virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the COVID-19 pandemic.

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

In addition to side effects caused by SGT-001 and our other product candidates, the administration process or related procedures also can cause adverse side effects. For example, integration of AAV DNA into the host cell’s genome has been reported to occur. Further, our AAV delivery system has not been validated in human clinical trials previously, and if such delivery system does not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of SGT-001. In addition, the relatively high dosing requirements for SGT-001 may amplify the risk of adverse side effects relating to the AAV vector. When James M. Wilson, M.D., Ph.D., resigned from our Scientific Advisory Board in early 2018 he cited emerging concerns about the possible risks of high systemic dosing of AAV. If any such adverse side effects were to occur in the future and we are unable to demonstrate that they were not caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, SGT-001 or any other product candidate for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the clinical trial.

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

We will need to successfully complete clinical trials in order to obtain FDA approval to market SGT-001 or our other product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate. In November 2019, the FDA placed SGT-001 on a clinical hold. If the clinical hold is not lifted on our IGNITE DMD clinical trial, we will not be able to evaluate or fully evaluate the safety, tolerability and efficacy of SGT-001.We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or to begin as proposed, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. This may be particularly true for design of a pivotal trial for the treatment of Duchenne as the FDA has not given clear guidance as to the necessary endpoints for approval of a treatment for Duchenne. In addition, we cannot be certain how many clinical trials of SGT-001 or our other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of SGT-001 or our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, clinical trials, could prevent us from or delay us in commercializing SGT-001 and our other product candidates.

In the past, we have made changes to the IGNITE DMD protocol, and these changes, and any other such changes that may be made in the future, may impact our development timeline and result in increased costs and expenses.

Success in preclinical studies or early clinical trials, including our IGNITE DMD clinical trial, may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials, including our IGNITE DMD clinical trial, are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. There is a high failure rate for gene therapy and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Our preclinical studies for SGT-001 in animals have been limited and we have only dosed a limited number of human patients with SGT-001. SGT-001 or our other product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. This failure would cause us to abandon SGT-001 or our other product candidates.

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
•

delays as a result of the COVID-19 pandemic or from the outbreak of another pandemic or contagious disease or other global instability could further delay IGNITE DMD if and when the clinical hold is lifted, or the commencement or rate of completion of any other clinical trial; or

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

Identifying and qualifying patients to participate in any clinical trials of SGT-001 and our other product candidates is critical to our success. The timing of any clinical trials depends on our ability to recruit patients to participate as well as complete required follow-up periods. If patients are unwilling or unable to participate in our gene therapy clinical trials, including because of negative publicity from adverse events related to our product candidates, other approved gene therapies or the biotechnology or gene therapy fields, or due to competitive clinical trials for similar patient populations, clinical trials in products employing our vector or our platform or for other reasons, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval of SGT-001 may be delayed. We may also experience delays if patients withdraw from the clinical trial or do not complete the required monitoring period. Furthermore, if and when the clinical hold is lifted, we may face difficulties in recruiting patients to enroll in, or retaining patients in, IGNITE DMD if they or their caretakers are affected by the COVID-19 virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the COVID-19 pandemic. These delays could result in increased costs, delays in advancing SGT-001 or our other product candidates, delays in testing the effectiveness of SGT-001 and our other product candidates or termination of clinical trials altogether.

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

In November 2019, the FDA placed our IGNITE DMD clinical trial of SGT-001 on clinical hold following our report of a serious adverse event in the clinical trial. In April 2020, we submitted a response to the FDA, that included changes to the clinical protocol designed to potentially enhance patient safety, as well as information related to improvements to our manufacturing process. The FDA has responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process. If we are unable to satisfy any requests of the FDA in a timely manner, or at all, or if the FDA does not lift the clinical hold in a timely manner, or at all, we would be further delayed or prevented from enrolling patients in our IGNITE DMD clinical trial of SGT-001.

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

The FDA and EMA granted SGT-001 orphan drug designation for the treatment of Duchenne in August 2016 and September 2016, respectively. The designation of SGT-001 as an orphan drug does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidate prior to our product candidate receiving exclusive marketing approval.

We may lose orphan drug exclusivity if the FDA or EMA determines that the request for designation was materially defective or if we cannot assure sufficient quantity of the applicable drug to meet the needs of patients with Duchenne.

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

With enactment of the Food and Drug Administration Safety and Innovation Act in 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law.  This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases.  Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product.  The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor.  The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application.

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. The FDA has granted Rare Pediatric Disease designation to SGT-001.  The FDA may determine, however, that a BLA for SGT-001 or our other product candidates does not meet the eligibility criteria for a priority review voucher upon approval. Moreover, even if one or more of our product candidates does satisfy those criteria, the product candidate will need to be designated as a drug for a rare pediatric disease before September 30, 2020, and licensed before September 30, 2022, in order to be granted a rare disease priority review voucher.

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

We operate in a highly competitive segment of the biopharmaceutical market. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of product candidates, including gene therapies, in development for Duchenne. Many of our competitors have significantly greater financial, product candidate development, manufacturing and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and mergers and acquisitions within these industries may result in even more resources being concentrated among a smaller number of larger competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

For example, we are aware of several companies and research institutions focused on developing systemic gene transfers for Duchenne, including Pfizer Inc., with a product candidate currently in Phase I clinical development, and Sarepta Therapeutics, Inc., with a product candidate currently in Phase I/II clinical trial development.

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

We currently rely on third-party manufacturers for our SGT-001 supply. In order to produce sufficient quantities of SGT-001 for clinical trials and initial U.S. commercial demand, we will need to increase the scale of our manufacturing process at our third-party manufacturers, and potentially through our own commercial-scale manufacturing facility. We may need to change our current manufacturing process. We may not be able to produce sufficient quantities of SGT-001 due to several factors, including equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, a public health issue (for example, an outbreak of a contagious disease such as the COVID-19 pandemic), disruption in utility services, human error or disruptions in the operations of our suppliers. For example, through our contract manufacturer we have performed and released within specifications manufacturing runs of SGT-001 for clinical supply and have experienced variability with respect to the success and yield of these runs. We continue to engage in process development activities to improve the reproducibility, reliability, quality and consistency of yields of our manufacturing process. While we are able to produce for more than one patient from a single batch, additional manufacturing runs will be required to produce necessary or adequate supply for IGNITE DMD and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT-001 could be delayed, and we could incur additional expense.

If supply from a manufacturing facility is interrupted, including as a result of equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, the COVID-19 pandemic or another public health issue, disruption in utility services or human error, there could be a significant disruption in supply of SGT-001 or our other product candidates. In such instance, we may need to locate appropriate replacement third-party manufacturers, and we may not be able to enter into arrangements with such additional third-party manufacturers on favorable terms or at all. Use of new third-party manufacturers could increase the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates.

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

We currently focus our research and product development on treatments for Duchenne. Our understanding of the patient population with this disease is based on estimates in published literature and by Duchenne foundations. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of this disease. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidate or patients may become increasingly difficult to identify and access.

Further, there are several factors that could contribute to making the actual number of patients who receive SGT-001 less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a degenerative disease such as Duchenne up to the time of treatment will likely diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell damage.

Certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products, thereby potentially limiting the population of patients amenable to gene transfer.

As with many AAV-mediated gene therapy approaches, certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products, thereby potentially limiting the population of patients amenable to gene transfer. While we are working to better understand the prevalence of antibodies to AAV, or seroprevalence, as it relates to gene therapies for Duchenne, the exact Duchenne-wide seroprevalence is currently unknown and it varies by AAV serotype and age. We may not be able to address this potentially limiting factor for gene therapy as a treatment for certain patients.

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

Gene transfer remains a novel technology and public perception may be influenced by claims that gene transfer is unsafe, and gene transfer may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of Duchenne prescribing treatments that involve the use of SGT-001 in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion may delay or impair the development and commercialization of SGT-001 or demand for any product candidate we may develop. A public backlash developed against gene therapy following the death of a patient in 1999 during a gene therapy clinical trial of research subjects with ornithine transcarbamylase, or OTC, deficiency, a rare disorder in which the liver lacks a functional copy of the OTC gene. The death of the clinical trial subject was due to complications of adenovirus vector administration. Dr. James M. Wilson, former chair of our Scientific Advisory Board, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of the University of Pennsylvania. Serious adverse events in our clinical trials, including the events that led to the current clinical hold on IGNITE DMD and the previously-lifted clinical hold on IGNITE DMD or other clinical trials involving gene transfer products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of SGT-001, stricter labeling requirements for SGT-001 if approved and a decrease in demand for SGT-001.

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

With enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Health Care Reform Law-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform Law, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the Health Care Reform Law during the next Congressional session.

The CARES Act, which was signed into law on March 27, 2020, and designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020, through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. We will continue to evaluate the effect that the Health Care Reform Law and additional amendments, including its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace Health Care Reform Law provisions is uncertain in many respects, it is also possible that some of the Health Care Reform Law provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with Health Care Reform Law coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.

The Trump administration has also taken executive actions to undermine or delay implementation of the Health Care Reform Law. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. One Executive Order directs federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the Health Care Reform Law. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Health Care Reform Law for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Health Care Reform Law risk corridor payments to third-party payors who argued such payments were owed to them. The U.S. Supreme Court subsequently agreed to hear this case and, on April 27, 2020,  it overruled the decision of the Court of Appeals for the Federal Circuit.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Health Care Reform Law is an essential and inseverable feature of the Health Care Reform Law, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Health Care Reform Law are invalid as well. The Trump administration and the CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the same judge issued an order staying the judgment pending appeal. The Trump administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the district court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. On December 18, 2019, the Court of Appeals for the Fifth Circuit affirmed the lower court’s ruling that the individual mandate portion of the Health Care Reform Law is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the Health Care Reform Law. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, however, the U.S. Supreme Court agreed to hear this case. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the Health Care Reform Law will impact the Health Care Reform Law and our business. Litigation and legislation over the Health Care Reform Law are likely to continue, with unpredictable and uncertain results.

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

Finally, in the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the European Union or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability

Our relationships with customers, physicians and third-party payors will be subject, directly or indirectly, to federal and state health care fraud and abuse laws, false claims laws, health information privacy and security laws, and other health care laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with such requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Further, we cannot provide any assurances that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We cannot provide any assurances that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information.

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

Our executive officers and directors and principal stockholders, in the aggregate, own shares representing approximately 55.9% of our capital stock as of May 1, 2020. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of May 1, 2020, holders of an aggregate of approximately 28.2 million shares of our common stock and approximately 2.3 million shares of our common stock issuable upon the exercise of pre-funded warrants have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Our stock price has been, and in the future is likely to be, volatile. The stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	results of or developments in preclinical studies and clinical trials of SGT-001 or our other product candidates or those of our competitors;
•	the success of competitive products or technologies;
•	the effect of the COVID-19 pandemic on both the healthcare system and the patient population;
•	regulatory or legal developments in the United States, the European Union and other countries;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates, or our clinical development programs and our commercialization efforts;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;
•	actual or anticipated changes in our development timelines;
•	our ability to raise additional capital;
•	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates;

•	significant lawsuits, including patent or stockholder litigation;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of health care payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

We are an “emerging growth company,” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

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

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being permitted to provide only two years of audited financial statements in our Annual Report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; not being required to furnish a contractual obligations table in “Management's Discussion and Analysis of Financial Condition and Results of Operations”; and not being required to furnish a stock performance graph in our annual report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On March 11, 2020, we issued a warrant to purchase 100,000 shares of our common stock, or the Warrant, to a consultant in consideration for services provided by the consultant.  The Warrant is exercisable at an exercise price of $3.14 per share and expires on March 11, 2025.  The shares issuable upon exercise of the Warrant vest upon the consultant’s achievement of certain specified development milestones.  We offered and sold the Warrant pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

Except as stated in this quarterly report on Form 10-Q, we did not sell any securities that were not registered under the Securities Act during the three months ended March 31, 2020.

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

As of March 31, 2020, we have used all of the net proceeds from our initial public offering, primarily to fund research, development and clinical trial expenses, and the remainder for general and administrative expenses and other general corporate purposes.  There was no material change in the use of net proceeds from our initial public offering as described in our final prospectus filed with the SEC on January 29, 2018 pursuant to Rule 424(b).

Item 6. Exhibits.

Exhibit Number	Description

10.1	Summary of Non-Employee Director Compensation Program.

10.2	Consulting Agreement, dated as of February 1, 2020, by and between Solid Biosciences Inc. and Ian F. Smith

10.3	Consulting Agreement, dated as of January 15, 2020, by and between Solid Biosciences Inc. and Alvaro Amorrortu (incorporated by reference to Exhibit 10.25 to the Form 10-K filed on March 12, 2020).

10.4	Consulting Agreement, dated as of January 15, 2020, by and between Solid Biosciences Inc. and Jorge Quiroz (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on March 12, 2020).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: May 7, 2020	By:	/s/ Ilan Ganot
Ilan Ganot
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)