Form 10-Q
period 2020-06-30
Solid Biosciences Inc.
filed 2020-08-06
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 1, 2020, the registrant had 46,101,794 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$40,441	$76,043
Available-for-sale-securities	—	7,481
Prepaid expenses and other current assets	3,094	2,778
Total current assets	43,535	86,302
Property and equipment, net	9,582	11,645
Operating lease, right-of-use assets	4,310	4,988
Other non-current assets	209	209
Restricted cash	327	327
Total assets	$57,963	$103,471
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,793	$7,124
Accrued expenses	8,315	9,178
Operating lease liabilities	1,863	1,736
Finance lease liabilities	197	186
Other current liabilities	—	52
Total current liabilities	13,168	18,276
Operating lease liabilities, excluding current portion	3,450	4,414
Finance lease liabilities, excluding current portion	632	733
Total liabilities	17,250	23,423
Commitments and contingencies (Note 11)
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2020 and December 31, 2019; 46,068,393 shares issued and outstanding at June 30, 2020 and 45,987,571 shares issued and outstanding at December 31, 2019; 2,295,699 pre-funded warrants outstanding at June 30, 2020 and December 31, 2019	48	48
Additional paid-in capital	402,625	396,278
Accumulated other comprehensive income	—	1
Accumulated deficit	(361,960)	(316,279)
Total stockholders’ equity	40,713	80,048
Total liabilities and stockholders’ equity	$57,963	$103,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	13,448	21,610	33,113	44,879
General and administrative	5,526	5,359	10,776	12,392
Restructuring charges	—	—	1,944	—
Total operating expenses	18,974	26,969	45,833	57,271
Loss from operations	(18,974)	(26,969)	(45,833)	(57,271)
Other income (expense):
Interest (expense) income	(13)	367	151	875
Other income	—	77	1	289
Total other income (expense), net	(13)	444	152	1,164
Net loss	$(18,987)	$(26,525)	$(45,681)	$(56,107)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.76)	$(0.95)	$(1.61)
Weighted average shares of common stock outstanding, basic and diluted	48,163,094	34,843,344	48,111,186	34,810,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(18,987)	$(26,525)	$(45,681)	$(56,107)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	1	(4)	(1)	8
Comprehensive loss	$(18,986)	$(26,529)	$(45,682)	$(56,099)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share / unit data)

	For the Three Months Ended June 30, 2020
	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2020	48,366,423	$48	$399,382	$(1)	$(342,973)	$56,456
Equity-based compensation	—	—	3,243	—	—	3,243
Net loss	—	—	—	—	(18,987)	(18,987)
Forfeiture of restricted stock awards	(2,331)	—	—	—	—	—
Unrealized gain on available for sale securities	—	—	—	1	—	1
Balance at June 30, 2020	48,364,092	$48	$402,625	$—	$(361,960)	$40,713

	For the Six Months Ended June 30, 2020
	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	48,283,270	$48	$396,278	$1	$(316,279)	$80,048
Equity-based compensation	—	—	6,347	—	—	6,347
Net loss	—	—	—	—	(45,681)	(45,681)
Vesting of restricted stock units	121,975	—	—	—	—	—
Forfeiture of restricted stock awards	(41,153)	—	—	—	—	—
Unrealized loss on available for sale securities	—	—	—	(1)	—	(1)
Balance at June 30, 2020	48,364,092	$48	$402,625	$—	$(361,960)	$40,713

	For the Three Months Ended June 30, 2019
	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2019	35,414,914	$35	$327,709	$7	$(228,638)	$99,113
Equity-based compensation	—	—	3,911	—	—	3,911
Net loss	—	—	—	—	(26,525)	(26,525)
Forfeiture of restricted stock awards	(16,020)	—	—	—	—	—
Unrealized loss on available for sale securities	—	—	—	(4)	—	(4)
Balance at June 30, 2019	35,398,894	$35	$331,620	$3	$(255,163)	$76,495

	For the Six Months Ended June 30, 2019
	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	35,432,460	$35	$324,209	$(5)	$(199,056)	$125,183
Equity-based compensation	—	—	7,411	—	—	7,411
Net loss	—	—	—	—	(56,107)	(56,107)
Forfeiture of restricted stock awards	(33,566)	—	—	—	—	—
Unrealized gain on available for sale securities	—	—	—	8	—	8
Balance at June 30, 2019	35,398,894	$35	$331,620	$3	$(255,163)	$76,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(45,681)	$(56,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount)/premium on available-for-sale securities	(20)	(235)
Equity-based compensation expense	6,347	7,411
Depreciation expense	2,360	1,254
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	362	(4,301)
Accounts payable	(3,892)	2,437
Accrued expenses and other current and non-current liabilities	(1,818)	(2,687)
Net cash used in operating activities	(42,342)	(52,228)
Cash flows from investing activities:
Purchases of property and equipment	(759)	(3,092)
Proceeds from sale and maturities of available-for-sale securities	7,900	43,349
Purchases of available-for-sale securities	(401)	(22,559)
Net cash provided by investing activities	6,740	17,698
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	(35,602)	(34,530)
Cash, cash equivalents, and restricted cash at beginning of period	76,370	86,693
Cash, cash equivalents, and restricted cash at end of period	$40,768	$52,163
Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use asset	$—	$1,629
Property and equipment included in accounts payable and accruals	$27	$395

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

The Company’s mission is to cure Duchenne muscular dystrophy (“Duchenne”), a genetic muscle-wasting disease predominantly affecting boys. It is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. The Company’s lead product candidate, SGT-001, is a gene transfer candidate under investigation for its ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease. SGT-001 has been granted Rare Pediatric Disease Designation and Fast Track in the United States and Orphan Drug Designations in both the United States and European Union. The Company filed an Investigational New Drug application (“IND”) in September 2017 and initiated a Phase I/II clinical trial for SGT-001 in the United States during the fourth quarter of 2017, which is called IGNITE DMD. In November 2019, IGNITE DMD was placed on clinical hold by the U.S. Food and Drug Administration (“FDA”). In April 2020, the Company submitted a response to the FDA that included changes to the clinical protocol designed to enhance patient safety, as well as information related to improvements to its manufacturing process. The FDA responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process. In June 2020, the Company submitted a response to the FDA that provided data related to manufacturing process improvements. In July 2020, the Company announced that the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on the total viral load to be administered per patient. The Company is evaluating next steps and plans to continue its dialogue with the FDA to determine the appropriate path for SGT-001.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through June 30, 2020, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and prefunded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of June 30, 2020, the Company had an accumulated deficit of $361,960. During the three and six months ended June 30, 2020, the Company incurred a net loss of $18,987 and $45,681, respectively, and the Company used $42,342 of cash in operations for the six months ended June 30, 2020. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash and cash equivalents of $40,441 as of June 30, 2020 will be sufficient to fund its operating expenses and capital requirements into the first quarter of 2021.

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

In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

2. Summary of Significant Accounting Policies

The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2019 and updated, as necessary, in this report.

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

Restricted Cash

The Company held restricted cash of $327 in separate restricted bank accounts as security deposits for leases of the Company’s facilities as of June 30, 2020 and December 31, 2019. The Company has included restricted cash of $327 as a non-current asset as of June 30, 2020 and December 31, 2019. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents as presented on balance sheet	$40,441	$76,043
Restricted cash, non-current, as presented on balance sheet	327	327
Cash and cash equivalents and restricted cash as presented on cash flow statement	$40,768	$76,370

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$14,462	$—	$14,462
	$—	$14,462	$—	$14,462

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$50,037	$—	$50,037
Available-for-sale securities	—	7,481	—	7,481
	$—	$57,518	$—	$57,518

As of June 30, 2020, there were no available-for-sale securities. As of December 31, 2019, the fair values of the Company’s available-for-sale debt securities were determined using Level 2 inputs. At December 31, 2019, the Company’s portfolio of available-for-sale securities consisted of corporate bond securities and commercial paper. During the six months ended June 30, 2020 and the year ended December 31, 2019, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

4. Available-for-Sale Securities

As of June 30, 2020, there were no available-for-sale securities. As of December 31, 2019, the fair value of available-for-sale securities by type of security was as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate bond securities	1,502	1	—	1,503
Commercial paper	5,978	—	—	5,978
	$7,480	$1	$—	$7,481

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2019
	Amortized Cost	Fair Value
Due in one year or less	$7,480	$7,481
Total available-for-sale securities	$7,480	$7,481

The weighted average maturity of the Company’s available-for-sale securities as of   December 31, 2019 was approximately 0.2 years. As of June 30, 2020, there were no available-for-sale securities.

5. Property and Equipment

Property and equipment consists of the following:

	June 30, 2020	December 31, 2019
Furniture and fixtures	$203	$203
Laboratory equipment	9,616	9,425
Leasehold improvements	4,686	4,686
Computer equipment	436	428
Computer software	541	372
Construction in process	1,251	1,322
	16,733	16,436
Less accumulated depreciation	7,151	4,791
	$9,582	$11,645

Depreciation expense was $1,334 and $2,360 for the three and six months ended June 30, 2020, respectively, and $658 and $1,254 for the three and six months ended June 30, 2019, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2020	December 31, 2019
Prepaid research and development expenses	$642	$1,290
Prepaid expenses and other assets	2,452	1,488
	$3,094	$2,778

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2020	December 31, 2019
Accrued research and development	$3,898	$3,742
Accrued compensation	3,257	3,583
Accrued other	1,160	1,853
	$8,315	$9,178

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

No warrants were exercised during the three or six months ended June 30, 2020 and no warrants were outstanding during the three or six months ended June 30, 2019.

9. Equity-Based Compensation

In connection with the closing of the Company’s initial public offering, the board of directors and stockholders approved the 2018 Omnibus Incentive Plan, which provides for the reservation of 5,001,000 shares of common stock for equity awards. On June 16, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”) which consists of (i) 3,000,000 shares of common stock and (ii) additional shares of common stock (up to 4,879,025)as is equal to (i) the number of shares reserved under the

Company’s 2018 Omnibus Incentive Plan (“2018 Plan”) that remain available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by the Company’s stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

During the three and six months ended June 30, 2020, the Company granted options for the purchase of 581,800 and 1,397,916 shares of common stock, respectively. During the three and six months ended June 30, 2020, the Company granted 436,065 and 1,393,720 restricted stock units, respectively.

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,616	$2,114	$2,855	$3,933
General and administrative	1,627	1,797	2,641	3,478
Restructuring	—	—	851	—
Total	$3,243	$3,911	$6,347	$7,411

10. Income Taxes

During the three and six months ended June 30, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits and orphan drug credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2020 and December 31, 2019, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of June 30, 2020, and December 31, 2019, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation tax years beginning with the year ended December 31, 2018 are open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

11. Commitments and Contingencies

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material claims as of June 30, 2020.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(18,987)	$(26,525)	$(45,681)	$(56,107)

The denominator is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average shares of common stock outstanding, basic and diluted	48,163,094	34,843,344	48,111,186	34,810,101

Net loss per share attributable to common stockholders, basic and diluted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss per share attributable to common stockholders	$(0.39)	$(0.76)	$(0.95)	$(1.61)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect for the three and six months ended June 30:

	2020	2019
Options to purchase shares of common stock	3,607,953	2,730,362
Unvested shares of common stock	184,171	523,687
Unvested restricted stock units	1,421,095	—
	5,213,219	3,254,049

13. Restructuring

In January 2020, the Company’s board of directors approved a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of its business following the Company’s November 2019 announcement that the SGT-001 IGNITE DMD trial was placed on clinical hold by the U.S. Food and Drug Administration.

Under the restructuring plan, the Company made changes to its management team and reduced headcount by approximately 30 percent.  Affected employees were eligible to receive severance payments and outplacement services in connection with the restructuring plan. During the three and six months ended June 30, 2020, the Company recorded aggregate restructuring charges of $0 and $1,944, respectively, related to severance payments and other employee-related costs. The Company does not expect to incur any additional significant costs associated with this restructuring. During the three and six months ended June 30, 2020, $462 and $1,425, respectively, of the estimated restructuring charges were paid.  The Company expects the remaining accrued restructuring costs of $519 will be paid in the next nine months.

The following table shows the total amount expected to be incurred and the liability related to the 2020 restructuring for the three and six months ended June 30, 2020:

One-Time Employee Termination Benefits
Accrued restructuring costs as of December 31, 2019	$-
Restructuring charges incurred during the period	1,944
Amounts paid during the period	(963)
Accrued restructuring costs as of March 31, 2020	$981
Amounts paid during the period	(462)
Accrued restructuring costs as of June 30, 2020	$519

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

In November 2019, we announced that the third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event, or SAE, deemed related to the study drug and that IGNITE DMD was placed on clinical hold by the U.S. Food and Drug Administration, or FDA, as a result of the SAE. The SAE was characterized by complement activation, thrombocytopenia, a decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency. Neither cytokine- nor coagulopathy-related abnormalities were observed. In December 2019, we reported that the SAE had fully resolved and the patient had resumed his normal activities. In April 2020, we submitted a response to the FDA that included changes to the clinical protocol designed to enhance patient safety, as well as information related to improvements to our manufacturing process. The FDA responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process.  In June 2020, we submitted a response to the FDA that provided data related to manufacturing process improvements. In July 2020, we announced that the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on the total viral load to be administered per patient. We are evaluating next steps and plan to continue our dialogue with the FDA to determine the appropriate path for SGT-001.

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

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net losses were $45.7 million and $56.1 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $362 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

 As of June 30, 2020, we had cash and cash equivalents of $40.4 million. As a result, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Based upon our current and projected cash flow, we note there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued and we believe that our existing cash and cash equivalents as of June 30, 2020 will enable us to fund our operating expenses into the first quarter of 2021.  The financial statements for the quarter ended June 30, 2020 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern

The ongoing novel coronavirus pandemic, commonly referred to as COVID-19, which began in December 2019, has spread worldwide, causing federal, state, and local governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restriction and bans, heightened border scrutiny and other measures. We are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention (CDC) as well as federal, state, and local governments regarding working-from-home practices for non-essential employees. As a result, we have modified our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19. The full extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments that are highly uncertain, including the length and severity of this pandemic, the actions taken to contain it or treat its impact and the impact on our clinical development, employees, vendors and suppliers, all of which are uncertain and cannot be predicted. We will continue to monitor the situation closely.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
SGT-001	$5,603	$8,726	$15,779	$20,067
Other product candidates	95	1,723	383	3,182
Unallocated research and development expenses
Personnel related expenses	5,383	7,149	11,334	13,980
External expenses	2,367	4,012	5,617	7,650
Total unallocated research and development expenses	7,750	11,161	16,951	21,630
Total research and development expenses	$13,448	$21,610	$33,113	$44,879

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

During the three and six months ended June 30, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase
(in thousands)	2020	2019	(decrease)
Revenue	$—	$—	$—
Operating expenses:
Research and development	13,448	21,610	(8,162)
General and administrative	5,526	5,359	167
Total operating expenses	18,974	26,969	(7,995)
Loss from operations	(18,974)	(26,969)	7,995
Other income (expense):
Interest (expense) income	(13)	367	(380)
Other income	—	77	(77)
Total other income (expense)	(13)	444	(457)
Net loss	$(18,987)	$(26,525)	$7,538

Research and development expenses

	Three Months Ended June 30,		Increase
(in thousands)	2020	2019	(decrease)
SGT-001	$5,603	$8,726	$(3,123)
Other product candidates	95	1,723	(1,628)
Unallocated research and development expenses
Personnel related expenses	5,383	7,149	(1,766)
External expenses	2,367	4,012	(1,645)
Total unallocated research and development expenses	7,750	11,161	(3,411)
Total research and development expenses	$13,448	$21,610	$(8,162)

Research and development expenses for the three months ended June 30, 2020 were $13.4 million, compared to $21.6 million for the three months ended June 30, 2019. The decrease of $8.2 million in research and development costs was due to a decrease in unallocated research and development costs of $3.4 million, primarily due to a reduction in personnel and facility related expenses as a result of the restructuring that occurred in January 2020, a $3.1 million decrease in costs related to our lead product candidate SGT-001, driven by a reduction in manufacturing costs of $4.5 million partially offset by an increase in clinical costs of $1.4 million, primarily driven by clinical consulting costs.  The reduction in research and development was also driven by a $1.6 million decrease in costs related to other product candidates as we focus on advancing SGT-001.

General and administrative expenses

General and administrative expenses were $5.5 million for the three months ended June 30, 2020, compared to $5.4 million for the three months ended June 30, 2019. The increase of $0.1 million was due to an increase in corporate expenses of $0.7 million offset by a decrease in personnel related expenses of $0.6 million as a result of the restructuring announced in January 2020.

Interest (expense) income

Interest expense was less than $0.1 million for the three months ended June 30, 2020, compared to interest income of $0.4 million for the three months ended June 30, 2019. The decrease was primarily related to a reduction of available-for-sale securities included within our portfolio.

Other income

Other income for the three months ended June 30, 2020 was $0 million compared to $0.1 million for the three months ended June 30, 2019. Other income relates to contributions from charitable organizations. We do not expect these contributions to be significant in future periods.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Increase
(in thousands)	2020	2019	(decrease)
Revenue	$—	$—	$—
Operating expenses:
Research and development	33,113	44,879	(11,766)
General and administrative	10,776	12,392	(1,616)
Restructuring charges	1,944	—	1,944
Total operating expenses	45,833	57,271	(11,438)
Loss from operations	(45,833)	(57,271)	11,438
Other income (expense):
Interest income	151	875	(724)
Other income	1	289	(288)
Total other income (expense)	152	1,164	(1,012)
Net loss	$(45,681)	$(56,107)	$10,426

Research and development expenses

	Six Months Ended June 30,		Increase
(in thousands)	2020	2019	(decrease)
SGT-001	$15,779	$20,067	$(4,288)
Other product candidates	383	3,182	(2,799)
Unallocated research and development expenses
Personnel related expenses	11,334	13,980	(2,646)
External expenses	5,617	7,650	(2,033)
Total unallocated research and development expenses	16,951	21,630	(4,679)
Total research and development expenses	$33,113	$44,879	$(11,766)

Research and development expenses for the six months ended June 30, 2020 were $33.1 million, compared to $44.9 million for the six months ended June 30, 2019. The decrease of $11.8 million in research and development costs was due to a decrease in unallocated research and development costs of $4.7 million, primarily due to a reduction in personnel and facility related expenses as a result of the restructuring that occurred in January 2020, a $4.3 million decrease in costs related to our lead product candidate SGT-001, driven by a reduction in manufacturing costs of $5.3 million partially offset by clinical costs of $1.0 million primarily driven by clinical consulting costs.  The reduction in research and development was also driven by a $2.8 million decrease in costs related to other product candidates as we focus on advancing SGT-001.

General and administrative expenses

General and administrative expenses were $10.8 million for the six months ended June 30, 2020, compared to $12.4 million for the six months ended June 30, 2019. The decrease of $1.6 million was due to a decrease in personnel related expenses of $1.0 million and a net decrease of $0.6 million related to other corporate expenses.

Restructuring Charges

During the six months ended June 30, 2020, we recorded charges of $1.9 million related to severance and other employee-related costs. We paid $1.4 million during the six months ended June 30, 2020 and expect to pay approximately $0.5 million in the next nine months.

Interest income

Interest income was $0.2 million for the six months ended June 30, 2020, compared to $0.9 million for the six months ended June 30, 2019. The decrease was primarily related to a reduction of available-for-sale securities included within our portfolio.

Other income

Other income for the six months ended June 30, 2020 was less than $0.1 million compared to $0.3 million for the six months ended June 30, 2019. Other income relates to contributions from charitable organizations. We do not expect these contributions to significantly increase in future periods.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred units and our initial public offering as well as a private placement of shares of our common stock and pre-funded warrants to purchase shares of our common stock. Through June 30, 2020, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, an aggregate of $129.1 million of net proceeds from the sale of our common stock after deducting underwriting discounts and commission and offering expenses in our initial public offering and an aggregate of $57.9 million of net proceeds, after deducting offering costs, from our July 2019 private placement.

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

As of June 30, 2020, we had cash, cash equivalents and available-for-sale securities of $40.4 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,		Increase
(in thousands)	2020	2019	(decrease)
Cash used in operating activities	$(42,342)	$(52,228)	$9,886
Cash provided by investing activities	6,740	17,698	(10,958)
Cash provided by financing activities	—	—	—
Net decrease in cash, cash equivalents and restricted cash	$(35,602)	$(34,530)	$(1,072)

Operating activities

During the six months ended June 30, 2020, operating activities used $42.3 million of cash, primarily resulting from our net loss of $45.7 million and cash used in changes in our operating assets and liabilities of $5.3 million offset by non-cash charges of $8.7 million due primarily to equity-based compensation of $6.3 million and depreciation expense of $2.4 million.  Net cash used in changes in our operating assets and liabilities during the six months ended June 30, 2020 consisted primarily of a reduction in accrued expenses and other liabilities of $1.8 million and a decrease in accounts payable of $3.9 million partially offset by a net decrease in prepaid expenses and other assets of $0.4 million. These changes were primarily due to the timing of payments.

During the six months ended June 30, 2019, operating activities used $52.2 million of cash, primarily resulting from our net loss of $56.1 million and cash used in changes in our operating assets and liabilities of $4.6 million offset by non-cash charges of $8.4 million due primarily to equity-based compensation of $7.4 million and depreciation expense of $1.3 million. Net cash used in changes in our operating assets and liabilities during the six months ended June 30, 2019 consisted primarily of an increase in prepaid expenses and other assets of $4.3 million, which was primarily due to up-front research and development expenses as well as an decrease in accrued expenses and other liabilities of $2.7 million which was partially offset by a increase in accounts payable of $2.4 million due to the timing of payments.

Investing activities

During the six months ended June 30, 2020, investing activities provided $6.7 million of cash, consisting primarily of proceeds from maturities of available-for-sale securities partially offset by purchases of property and equipment, and available-for-sale securities.

During the six months ended June 30, 2019, investing activities provided $17.7 million of cash, consisting primarily of proceeds from maturities of available-for-sale securities offset by purchases of property and equipment, and available-for-sale securities.

Financing activities

During the six months ended June 30, 2020 and 2019, there were no financing activities.

Funding requirements

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

As of June 30, 2020, we had cash and cash equivalents of $40.4 million. We believe that our existing cash and cash equivalents as of June 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all.  In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Because of the numerous risks and uncertainties associated with the development of SGT-001 and other product candidates and programs and because the extent to which we may enter collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	if, when and how we are able to favorably resolve the clinical hold on and resume IGNITE DMD;
•	the progress and results of IGNITE DMD and future clinical trials of SGT-001 and other product candidates;
•	the costs, timing and outcome of regulatory review of SGT-001 and other product candidates;
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

We intend to supply our clinical development program for SGT-001 with drug product produced at a current good manufacturing practices, or cGMP, compliant facility located at our Contract Development Manufacturing Organization partner. We intend to establish the capability and capacity to supply SGT-001 at commercial scale from multiple sources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related changes in interest rates. As of June 30, 2020, our cash equivalents consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net loss was $45.7 million for the six months ended June 30, 2020. Our net losses were $117.2 million, $74.8 million and $53.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of June 30, 2020, we had an accumulated deficit of $362 million. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001 and our other product candidates. In addition, if we obtain marketing approval for SGT-001 and our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also incur additional costs associated with operating as a public company. While we believe that our cash and cash equivalents as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.  In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of SGT-001 and our other product candidates.

Our future capital requirements will depend on many factors, including:

•	if, when and how we are able to favorably resolve the clinical hold on and resume IGNITE DMD;
•	the progress and results of IGNITE DMD and future clinical trials of SGT-001 and our other product candidates;
•	the costs, timing and outcome of regulatory review of SGT-001 and our other product candidates;
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

In November 2019, the FDA placed a clinical hold on SGT-001 following a serious adverse event in IGNITE DMD. The third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event deemed related to the study drug that was characterized by complement activation, thrombocytopenia, decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency.  We reported the event to the FDA and the study Data Safety Monitoring Board. Following notification, the FDA placed IGNITE DMD on clinical hold. In December 2019, we reported that the serious adverse event had fully resolved and that the patient had resumed his normal activities. In April 2020, we provided the FDA with information and measures intended to improve patient safety, and in May 2020, we received written communication from the FDA that the trial remained in hold. In June 2020, we submitted a response to the FDA that provided data related to manufacturing process improvements. In July 2020, the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on total viral load to be administered per patient. We are evaluating next steps and plan to continue our dialogue with the FDA to address the clinical hold and determine the path for SGT-001. We cannot assure our stockholders that the FDA will lift the clinical hold or that we will be able to resume development of SGT-001 as planned, or at all. Further, even if the FDA lifts the clinical hold, or if the FDA or other regulatory agencies continue to express safety concerns even after the hold is lifted, additional preclinical studies or clinical trials involving SGT-001, further amendments to the SGT-001 enrollment criteria and/or clinical trial protocol or changes to our manufacturing process may be needed and difficult to implement and/or complete. In such instance, our progress in the development of SGT-001 may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business, and our stock price would likely decline. Furthermore, even if the FDA lifts the clinical hold, we may nonetheless face difficulties in recruiting patients to enroll in or retaining patients in IGNITE DMD if patients or their caregivers are affected by the COVID-19 virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the COVID-19 pandemic.

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

During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the product candidate being studied caused these conditions. For instance, we reported a serious adverse event in IGNITE DMD, which resulted in a clinical hold in November 2019, and previously IGNITE DMD has been on clinical hold after reporting another serious adverse event. In addition, it is possible that as we test SGT-001 or our other product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase III clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that SGT-001 or any other product candidate has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked.

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

In November 2019, the FDA placed our IGNITE DMD clinical trial of SGT-001 on clinical hold following our report of a serious adverse event in the clinical trial. In April 2020, we submitted a response to the FDA, that included changes to the clinical protocol designed to potentially enhance patient safety, as well as information related to improvements to our manufacturing process. The FDA responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process. In June 2020, we submitted a response to the FDA that provided data and analyses related to improvements to our manufacturing process. In July 2020, we announced that the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on the total viral load to be administered per patient. If we are unable to satisfy any requests of the FDA in a timely manner, or at all, or if the FDA does not lift the clinical hold in a timely manner, or at all, we would be further delayed or prevented from enrolling patients in our IGNITE DMD clinical trial of SGT-001.

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

The FDA has established the Office of Tissues and Advanced Therapies, or the OTAT, within the Center for Biologics Evaluation and Research, or the CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or the NIH, also are potentially subject to review by the Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC; however, the NIH announced that the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s institutional biosafety committee, or IBC, as well as its IRB would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidates.

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

We currently rely on third-party manufacturers for our SGT-001 supply. In order to produce sufficient quantities of SGT-001 for clinical trials and initial U.S. commercial demand, we will need to increase the scale of our manufacturing process at our third-party manufacturer, and potentially through our own commercial-scale manufacturing facility. We may need to change our current manufacturing process. We may not be able to produce sufficient quantities of SGT-001 due to several factors, including equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, a public health issue (for example, an outbreak of a contagious disease such as the COVID-19 pandemic), disruption in utility services, human error or disruptions in the operations of our suppliers. For example, through our contract manufacturer we have performed and released within specifications manufacturing runs of SGT-001 for clinical supply and have experienced variability with respect to the success and yield of these runs. We continue to engage in process development activities to improve the reproducibility, reliability, quality and consistency of yields of our manufacturing process. While we are able to produce for more than one patient from a single batch, additional manufacturing runs will be required to produce necessary or adequate supply for IGNITE DMD and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT-001 could be delayed, and we could incur additional expense.

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
•

disruptions to the operations of our third-party manufacturer and our and their suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier, natural disasters or public health issues.

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

In January 2020, we announced a reduction in workforce by approximately one third as part of a strategic plan designed to create a leaner company focused on advancing SGT-001. We cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our strategic restructuring plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Health Care Reform Law is an essential and inseverable feature of the Health Care Reform Law, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Health Care Reform Law are invalid as well. The Trump administration and the CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the same judge issued an order staying the judgment pending appeal. The Trump administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the district court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. On December 18, 2019, the Court of Appeals for the Fifth Circuit affirmed the lower court’s ruling that the individual mandate portion of the Health Care Reform Law is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the Health Care Reform Law. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, however, the U.S. Supreme Court agreed to hear this case. On June 25, 2020, the Trump administration and a coalition of 18 states asked the court to strike down the entirety of the Health Care Reform Law. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the Health Care Reform Law will impact the Health Care Reform Law and our business. Litigation and legislation over the Health Care Reform Law are likely to continue, with unpredictable and uncertain results.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). Finally, the current presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.

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

Our executive officers and directors and principal stockholders, in the aggregate, own shares representing approximately 54.5% of our capital stock as of August 1, 2020. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of August 1, 2020, holders of an aggregate of approximately 28.2 million shares of our common stock and approximately 2.3 million shares of our common stock issuable upon the exercise of pre-funded warrants have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

In addition, on January 29, 2018, we filed a Registration Statement on Form S-8 to register approximately 5.0 million shares reserved for future issuance under our 2018 Omnibus Incentive Plan and on August 6, 2020, we filed a Registration Statement on Form S-8 to register approximately 7.9 million shares reserved for future issuance under our 2020 Equity Incentive Plan, which shares will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. These shares can be freely sold in the public market upon issuance, subject to black-out periods and volume limitations applicable to affiliates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities that were not registered under the Securities Act during the three months ended June 30, 2020.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Summary of Non-Employee Director Compensation Program.

10.2	Consulting Agreement, dated as of June 16, 2020, by and between Solid Biosciences Inc. and Ian F. Smith

10.3	2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38360) filed with the SEC on June 18, 2020).

10.4	Form of Stock Option Agreement under the 2020 Equity Incentive Plan.

10.5	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: August 6, 2020	By:	/s/ Ilan Ganot
Ilan Ganot
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)