Form 10-Q
period 2020-09-30
Solid Biosciences Inc.
filed 2020-11-05
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 1, 2020, the registrant had 60,449,341 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$24,797	$76,043
Available-for-sale-securities	—	7,481
Prepaid expenses and other current assets	2,365	2,778
Total current assets	27,162	86,302
Property and equipment, net	8,869	11,645
Operating lease, right-of-use assets	3,951	4,988
Other non-current assets	209	209
Restricted cash	327	327
Total assets	$40,518	$103,471
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,083	$7,124
Accrued expenses	8,550	9,178
Operating lease liabilities	1,930	1,736
Finance lease liabilities	202	186
Other current liabilities	—	52
Total current liabilities	14,765	18,276
Operating lease liabilities, excluding current portion	2,943	4,414
Finance lease liabilities, excluding current portion	579	733
Total liabilities	18,287	23,423
Commitments and contingencies (Note 11)
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at September 30, 2020 and December 31, 2019; 46,178,519 shares issued and outstanding at September 30, 2020 and 45,987,571 shares issued and outstanding at December 31, 2019; 2,295,699 pre-funded warrants outstanding at September 30, 2020 and December 31, 2019	48	48
Additional paid-in capital	405,389	396,278
Accumulated other comprehensive income	—	1
Accumulated deficit	(383,206)	(316,279)
Total stockholders’ equity	22,231	80,048
Total liabilities and stockholders’ equity	$40,518	$103,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	16,045	22,792	49,158	67,671
General and administrative	5,181	6,925	15,957	19,317
Restructuring charges	—	—	1,944	—
Total operating expenses	21,226	29,717	67,059	86,988
Loss from operations	(21,226)	(29,717)	(67,059)	(86,988)
Other income (expense):
Interest (expense) income	(20)	406	131	1,281
Other income	—	56	1	345
Total other income (expense), net	(20)	462	132	1,626
Net loss	$(21,246)	$(29,255)	$(66,927)	$(85,362)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.67)	$(1.39)	$(2.26)
Weighted average shares of common stock outstanding, basic and diluted	48,295,468	43,467,618	48,172,686	37,727,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(21,246)	$(29,255)	$(66,927)	$(85,362)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	—	(5)	(1)	3
Comprehensive loss	$(21,246)	$(29,260)	$(66,928)	$(85,359)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share / unit data)

	For the Three Months Ended September 30, 2020
	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2020	48,364,092	$48	$402,625	$—	$(361,960)	$40,713
Equity-based compensation	—	—	2,764	—	—	2,764
Net loss	—	—	—	—	(21,246)	(21,246)
Vesting of restricted stock units	162,725	—	—	—	—	—
Forfeiture of restricted stock awards	(52,599)	—	—	—	—	—
Balance at September 30, 2020	48,474,218	$48	$405,389	$—	$(383,206)	$22,231

	For the Nine Months Ended September 30, 2020
	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	48,283,270	$48	$396,278	$1	$(316,279)	$80,048
Equity-based compensation	—	—	9,111	—	—	9,111
Net loss	—	—	—	—	(66,927)	(66,927)
Vesting of restricted stock units	284,700	—	—	—	—	—
Forfeiture of restricted stock awards	(93,752)	—	—	—	—	—
Unrealized loss on available for sale securities	—	—	—	(1)	—	(1)
Balance at September 30, 2020	48,474,218	$48	$405,389	$—	$(383,206)	$22,231

	For the Three Months Ended September 30, 2019
	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2019	35,398,894	$35	$331,620	$3	$(255,163)	$76,495
Equity-based compensation	—	—	3,392	—	—	3,392
Sale of common stock, net of issuance costs of $2,079	10,607,525	11	47,235	—	—	47,246
Sale of pre-funded warrants	2,295,699	2	10,650	—	—	10,652
Net loss	—	—	—	—	(29,255)	(29,255)
Repurchase of shares of common stock	(7,475)	—	—	—	—	—
Unrealized loss on available for sale securities	—	—	—	(5)	—	(5)
Balance at September 30, 2019	48,294,643	$48	$392,897	$(2)	$(284,418)	$108,525

	For the Nine Months Ended September 30, 2019
	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	35,432,460	$35	$324,209	$(5)	$(199,056)	$125,183
Equity-based compensation	—	—	10,803	—	—	10,803
Sale of common stock, net of issuance costs of $2,079	10,607,525	11	47,235	—	—	47,246
Sale of pre-funded warrants	2,295,699	2	10,650	—	—	10,652
Net loss	—	—	—	—	(85,362)	(85,362)
Repurchase of shares of common stock	(41,041)	—	—	—	—	—
Unrealized gain on available for sale securities	—	—	—	3	—	3
Balance at September 30, 2019	48,294,643	$48	$392,897	$(2)	$(284,418)	$108,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(66,927)	$(85,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount)/premium on available-for-sale securities	(20)	(246)
Equity-based compensation expense	9,111	10,803
Depreciation expense	3,126	2,018
Loss on sale of property and equipment	—	2
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	1,450	(1,106)
Accounts payable	(2,602)	8
Accrued expenses and other current and non-current liabilities	(2,044)	2,414
Net cash used in operating activities	(57,906)	(71,469)
Cash flows from investing activities:
Purchases of property and equipment	(839)	(3,742)
Proceeds from sale and maturities of available-for-sale securities	7,900	56,899
Purchases of available-for-sale securities	(401)	(31,496)
Net cash provided by investing activities	6,660	21,661
Cash flows from financing activities:
Proceeds from issuance of common stock	—	49,325
Proceeds from issuance of warrants	—	10,652
Payment of offering costs	—	(1,815)
Net cash provided by financing activities	—	58,162
Net (decrease)/increase in cash, cash equivalents and restricted cash	(51,246)	8,354
Cash, cash equivalents, and restricted cash at beginning of period	76,370	86,693
Cash, cash equivalents, and restricted cash at end of period	$25,124	$95,047
Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use asset	$—	$1,629
Property and equipment included in accounts payable and accruals	$—	$51
Offering costs included in accounts payable and accruals	$—	$264

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

The Company’s mission is to cure Duchenne muscular dystrophy (“Duchenne”), a genetic muscle-wasting disease predominantly affecting boys. It is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. The Company’s lead product candidate, SGT-001, is a gene transfer candidate under investigation for its ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease. SGT-001 has been granted Rare Pediatric Disease Designation and Fast Track in the United States and Orphan Drug Designations in both the United States and European Union. The Company filed an Investigational New Drug application (“IND”) in September 2017 and initiated a Phase I/II clinical trial for SGT-001 in the United States during the fourth quarter of 2017, which is called IGNITE DMD. In November 2019, IGNITE DMD was placed on clinical hold by the U.S. Food and Drug Administration (“FDA”). In April 2020, the Company submitted a response to the FDA that included changes to the clinical protocol designed to enhance patient safety, as well as information related to improvements to its manufacturing process. The FDA responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process. In June 2020, the Company submitted a response to the FDA that provided data related to manufacturing process improvements. In July 2020, the Company announced that the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on the total viral load to be administered per patient. In October 2020, the Company announced that the FDA lifted the clinical hold placed on the Company’s IGNITE DMD Phase I/II clinical trial.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on licenses, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies and clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting capabilities.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through September 30, 2020, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and prefunded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of September 30, 2020, the Company had an accumulated deficit of $383,206. During the three and nine months ended September 30, 2020, the Company incurred a net loss of $21,246 and $66,927, respectively, and the Company used $57,906 of cash in operations for the nine months ended September 30, 2020. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash and cash equivalents of $24,797 as of September 30, 2020, together with the proceeds of $40,000                received in October 2020 from the sale of shares of common stock to Ultragenyx Pharmaceutical, Inc. (“Ultragenyx”) as well as the net proceeds of $23,209 received from the sale of shares of common stock in October 2020 pursuant to a sales agreement, dated March 13, 2019, between the Company and Jefferies LLC (the “ATM Sales Agreement”) will be sufficient to fund its operating expenses and capital requirements into the second half of 2021.

In accordance with the requirements of ASC 205-40, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in its assessment of the Company’s ability to meet its obligations for the next twelve months. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

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

In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Restricted Cash

The Company held restricted cash of $327 in separate restricted bank accounts as security deposits for leases of the Company’s facilities as of September 30, 2020 and December 31, 2019. The Company has included restricted cash of $327 as a non-current asset as of September 30, 2020 and December 31, 2019. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents as presented on balance sheet	$24,797	$76,043
Restricted cash, non-current, as presented on balance sheet	327	327
Cash and cash equivalents and restricted cash as presented on cash flow statement	$25,124	$76,370

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing treatments through gene therapy and other means for patients with Duchenne. All of the Company’s tangible assets are held in the United States.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. This new standard became effective for the Company on January 1, 2020. The adoption of this new standard did not have a material impact on the Company’s disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (‘‘ASU 2019-05’’). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. This standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its financial statements and related disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$14,462	$—	$14,462
	$—	$14,462	$—	$14,462

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$50,037	$—	$50,037
Available-for-sale securities	—	7,481	—	7,481
	$—	$57,518	$—	$57,518

As of September 30, 2020, there were no available-for-sale securities. As of December 31, 2019, the fair values of the Company’s available-for-sale debt securities were determined using Level 2 inputs. At December 31, 2019, the Company’s portfolio of available-for-sale securities consisted of corporate bond securities and commercial paper. During the nine months ended September 30, 2020 and the year ended December 31, 2019, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

4. Available-for-Sale Securities

As of September 30, 2020, there were no available-for-sale securities. As of December 31, 2019, the fair value of available-for-sale securities by type of security was as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate bond securities	$1,502	$1	$—	$1,503
Commercial paper	5,978	—	—	5,978
	$7,480	$1	$—	$7,481

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2019
	Amortized Cost	Fair Value
Due in one year or less	$7,480	$7,481
Total available-for-sale securities	$7,480	$7,481

The weighted average maturity of the Company’s available-for-sale securities as of December 31, 2019 was approximately 0.2 years.

5. Property and Equipment

Property and equipment consists of the following:

	September 30, 2020	December 31, 2019
Furniture and fixtures	$203	$203
Laboratory equipment	9,616	9,425
Leasehold improvements	4,713	4,686
Computer equipment	436	428
Computer software	553	372
Construction in process	1,265	1,322
	16,786	16,436
Less accumulated depreciation	7,917	4,791
	$8,869	$11,645

Depreciation expense was $766 and $3,126 for the three and nine months ended September 30, 2020, respectively, and $764 and $2,018 for the three and nine months ended September 30, 2019, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2020	December 31, 2019
Prepaid research and development expenses	$587	$1,290
Prepaid expenses and other assets	1,778	1,488
	$2,365	$2,778

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
Accrued research and development	$3,099	$3,742
Accrued compensation	3,961	3,583
Accrued other	1,490	1,853
	$8,550	$9,178

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

No warrants were exercised during the three and nine months ended September 30, 2020 and 2019.

9. Equity-Based Compensation

In connection with the closing of the Company’s initial public offering, the board of directors and stockholders approved the 2018 Omnibus Incentive Plan, which provides for the reservation of 5,001,000 shares of common stock for equity awards. On June 16, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”) which consists of (i) 3,000,000 shares of common stock and (ii) additional shares of common stock (up to 4,879,025) as is equal to (i) the number of shares reserved under the Company’s 2018 Omnibus Incentive Plan (“2018 Plan”) that remain available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by the Company’s stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

During the three and nine months ended September 30, 2020, the Company granted options for the purchase of 41,440 and 1,439,356 shares of common stock, respectively. During the three and nine months ended September 30, 2020, the Company granted 0 and 1,393,720 restricted stock units, respectively.

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,524	$2,070	$4,379	$6,003
General and administrative	1,240	1,322	3,881	4,800
Restructuring	—	—	851	—
Total	$2,764	$3,392	$9,111	$10,803

10. Income Taxes

During the three and nine months ended September 30, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits and orphan drug credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2020 and December 31, 2019, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of September 30, 2020, and December 31, 2019, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation tax years beginning with the year ended December 31, 2018 are open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

11. Commitments and Contingencies

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material claims as of September 30, 2020.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(21,246)	$(29,255)	$(66,927)	$(85,362)

The denominator is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average shares of common stock outstanding, basic and diluted	45,999,769	41,945,470	45,876,987	37,214,682
Weighted average shares of pre-funded warrants to purchase common stock	2,295,699	1,522,148	2,295,699	512,958
Total	48,295,468	43,467,618	48,172,686	37,727,640

Net loss per share attributable to common stockholders, basic and diluted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss per share attributable to common stockholders	$(0.44)	$(0.67)	$(1.39)	$(2.26)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect for the three and nine months ended September 30:

	2020	2019
Options to purchase shares of common stock	3,324,885	2,662,162
Unvested shares of common stock	102,753	430,683
Unvested restricted stock units	1,254,545	264,650
	4,682,183	3,357,495

13. Restructuring

In January 2020, the Company’s board of directors approved a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of its business following the Company’s November 2019 announcement that the SGT-001 IGNITE DMD trial was placed on clinical hold by the U.S. Food and Drug Administration.

Under the restructuring plan, the Company made changes to its management team and reduced headcount by approximately 30 percent.  Affected employees were eligible to receive severance payments and outplacement services in connection with the restructuring plan. During the three and nine months ended September 30, 2020, the Company recorded aggregate restructuring charges of $0 and $1,944, respectively, related to severance payments and other employee-related costs. The Company does not expect to incur any additional significant costs associated with this restructuring. During the three and nine months ended September 30, 2020, $246 and $1,671, respectively, of the estimated restructuring charges were paid. The Company expects the remaining accrued restructuring costs of $273 will be paid in the next three months.

The following table shows the total amount expected to be incurred and the liability related to the 2020 restructuring for the three and nine months ended September 30, 2020:

One-Time Employee Termination Benefits
Accrued restructuring costs as of December 31, 2019	$-
Restructuring charges incurred during the period	1,944
Amounts paid during the period	(963)
Accrued restructuring costs as of March 31, 2020	$981
Amounts paid during the period	(462)
Accrued restructuring costs as of June 30, 2020	$519
Amounts paid during the period	(246)
Accrued restructuring costs as of September 30, 2020	$273

14. Subsequent Events

Ultragenyx Collaboration Agreement

On October 22, 2020 the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Ultragenyx, to focus on the development and commercialization of new gene therapies for Duchenne. The Company granted Ultragenyx an exclusive worldwide license for any pharmaceutical product that expresses the Company’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for the treatment of Duchenne and other diseases resulting from the lack of functional dystrophin. The Company will conduct certain activities agreed to by the parties with respect to the development of licensed products. Ultragenyx will reimburse the Company for personnel and out-of-pocket costs that the Company incurs in conducting such development activities. Otherwise, Ultragenyx has decision-making authority with respect to the development, manufacturing and commercialization of licensed products. The Company retains exclusive rights to all other uses of its microdystrophin proteins, including under its existing SGT-001 program.

In connection with the execution of the Collaboration Agreement, Ultragenyx and the Company also entered into a stock purchase agreement , pursuant to which the Company issued and sold 7,825,797 shares of its common stock to Ultragenyx at a price of $5.1113 per share, which represented a 33% premium to the volume weighted average price of the Company’s common stock for the 10 trading days prior to the closing date, for an aggregate purchase price of approximately $40,000.

Ultragenyx also agreed to pay up to $255,000 in cumulative milestone payments per product upon achievement of specified milestone events, and tiered royalties on worldwide net sales at low double digit to mid-teens percentages. Upon achievement of proof-of-concept, the Company has the right to opt-in to co-fund collaboration programs in return for participation in a profit share or increased royalty payments.

At-the-Market Offering

In October 2020, the Company sold 6,302,632 shares of common stock pursuant to the ATM Sales Agreement resulting in net proceeds to the Company of $23,209.

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

Some of the statements contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this quarterly report on Form 10-Q particularly including those risks identified in Part II, Item 1A “Risk Factors” and our other filings with the Securities and Exchange Commission, or the SEC.

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

In November 2019, we announced that the third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event, or SAE, deemed related to the study drug and that IGNITE DMD was placed on clinical hold by the U.S. Food and Drug Administration, or FDA, as a result of the SAE. The SAE was characterized by complement activation, thrombocytopenia, a decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency. Neither cytokine- nor coagulopathy-related abnormalities were observed. In December 2019, we reported that the SAE had fully resolved and the patient had resumed his normal activities. In April 2020, we submitted a response to the FDA that included changes to the clinical protocol designed to enhance patient safety, as well as information related to improvements to our manufacturing process. The FDA responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process.  In June 2020, we submitted a response to the FDA that provided data related to manufacturing process improvements. In July 2020, we announced that the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on the total viral load to be administered per patient. In October 2020, we announced that the FDA lifted the clinical hold placed on our IGNITE DMD Phase I/II clinical trial. In connection with the lifting of the clinical hold, we are reducing the maximum weight of the next two patients dosed in IGNITE DMD to 18 kg per patient, with safety outcomes from these two patients driving potential weight increase of patients dosed subsequently. This reduction, in conjunction with the delivery of fewer viral particles as a result of our manufacturing process improvements, will reduce patients’ total viral load while continuing dosing at the 2E14 vg/kg dose. Additionally, to mitigate the risk of serious drug-related adverse events, we are amending the IGNITE DMD clinical protocol to include the prophylactic use of both anti-complement inhibitor eculizumab and C1 esterase inhibitor, and increasing the prednisone dose in the first month post dosing.  We are currently working to complete all activities necessary to resume dosing, which we expect to occur in the first quarter of 2021.

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

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net losses were $66.9 million and $85.4 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $383.2 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

In October 2020, we entered into a collaboration and license agreement, or the Collaboration Agreement, with Ultragenyx Pharmaceutical Inc., or Ultragenyx, pursuant to which we granted Ultragenyx an exclusive worldwide license under certain intellectual property rights controlled by us to make, have made, use, distribute, offer for sale, sell, import and export, including to research, develop, modify, enhance, improve, register, distribute, commercialize, or otherwise dispose of AAV8 or other clade E AAV variant pharmaceutical products that express our MD5 nNOS binding domain form of microdystrophin protein for the diagnosis, treatment, cure, mitigation or prevention of Duchenne Muscular Dystrophy and other disease indications resulting from a lack of functional dystrophin, including Becker muscular dystrophy. In connection with the execution of the Collaboration Agreement, we also entered into a stock purchase agreement with Ultragenyx, pursuant to which we issued and sold 7,825,797 shares of our common stock to Ultragenyx for an aggregate purchase price of approximately $40 million.

As of September 30, 2020, we had cash and cash equivalents of $24.8 million.  Based upon our current and projected cash flow, we note there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all.  In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.  We believe that our existing cash and cash equivalents as of September 30, 2020, together with the proceeds of $40.0 million received in October 2020 from the sale of shares of our common stock to Ultragenyx  as well as the net proceeds of $23.2 million received from the sale of shares of our common stock in October 2020 pursuant to a sales agreement, dated March 13, 2019, or the ATM Sales Agreement, by and between us and Jefferies LLC, or Jefferies, will enable us to fund our operating expenses into the second half of 2021.  The financial statements for the quarter ended September 30, 2020 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

The ongoing novel coronavirus pandemic, commonly referred to as COVID-19, which began in December 2019, has spread worldwide, causing federal, state, and local governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restriction and bans, heightened border scrutiny and other measures. We are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention as well as federal, state, and local governments regarding working-from-home practices for non-essential employees. As a result, we have modified our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19. The full extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments that are highly uncertain, including the length and severity of this pandemic, the actions taken to contain it or treat its impact and the impact on our clinical development, employees, vendors and suppliers, all of which are uncertain and cannot be predicted. We will continue to monitor the situation closely.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
SGT-001	$8,628	$9,323	$24,408	$29,390
Other product candidates	83	544	465	3,726
Unallocated research and development expenses
Personnel related expenses	5,179	9,357	16,512	23,335
External expenses	2,155	3,568	7,773	11,220
Total unallocated research and development expenses	7,334	12,925	24,285	34,555
Total research and development expenses	$16,045	$22,792	$49,158	$67,671

We cannot determine with certainty the duration, costs and timing of clinical trials of SGT-001 and other product candidates or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval or our other research and development expenses. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, expense and results of any clinical trials of SGT-001 or other product candidates and other research and development activities that we may conduct;
•	the imposition of regulatory restrictions on clinical trials, including full and partial clinical holds, and the time and activities required to lift any such holds;
•	the impact of the COVID-19 outbreak on our ability to conduct clinical trials of SGT-001 and other product candidates;
•	uncertainties in clinical trial design and patient enrollment or drop out or discontinuation rates;
•	significant and changing government regulation and regulatory guidance;
•	potential additional studies requested by regulatory agencies; and
•	the timing and receipt of any marketing approvals.

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

We expect that our general and administrative expenses will decrease in calendar year 2020 as a result of the organizational changes we announced in January 2020, to create a leaner organization focused on advancing SGT-001.

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

During the three and nine months ended September 30, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase
(in thousands)	2020	2019	(decrease)
Revenue	$—	$—	$—
Operating expenses:
Research and development	16,045	22,792	(6,747)
General and administrative	5,181	6,925	(1,744)
Total operating expenses	21,226	29,717	(8,491)
Loss from operations	(21,226)	(29,717)	8,491
Other income (expense):
Interest (expense) income	(20)	406	(426)
Other income	—	56	(56)
Total other income (expense)	(20)	462	(482)
Net loss	$(21,246)	$(29,255)	$8,009

Research and development expenses

	Three Months Ended September 30,		Increase
(in thousands)	2020	2019	(decrease)
SGT-001	$8,628	$9,323	$(695)
Other product candidates	83	544	(461)
Unallocated research and development expenses
Personnel related expenses	5,179	9,357	(4,178)
External expenses	2,155	3,568	(1,413)
Total unallocated research and development expenses	7,334	12,925	(5,591)
Total research and development expenses	$16,045	$22,792	$(6,747)

Research and development expenses for the three months ended September 30, 2020 were $16.0 million, compared to $22.8 million for the three months ended September 30, 2019. The decrease of $6.8 million in research and development costs was due to a decrease in unallocated research and development costs of $5.6 million, primarily due to a reduction in personnel and facility related expenses as a result of the restructuring that occurred in January 2020, a $0.7 million decrease in costs related to our lead product candidate SGT-001, driven by a reduction in manufacturing costs of $0.2 million, and a decrease in clinical costs of $0.5 million.  The reduction in research and development was also driven by a $0.5 million decrease in costs related to other product candidates as we focus on advancing SGT-001.

General and administrative expenses

General and administrative expenses were $5.2 million for the three months ended September 30, 2020, compared to $6.9 million for the three months ended September 30, 2019. The decrease of $1.7 million was due to a decrease in personnel related expenses of $1.5 million partially due to the restructuring that occurred in January 2020 and a net decrease in corporate expenses of $0.2 million.

Interest (expense) income

Interest expense was less than $0.1 million for the three months ended September 30, 2020, compared to interest income of $0.4 million for the three months ended September 30, 2019. The decrease was primarily related to a reduction of available-for-sale securities included within our portfolio.

Other income

Other income for the three months ended September 30, 2020 was $0 million compared to $0.1 million for the three months ended September 30, 2019. Other income relates to contributions from charitable organizations. We do not expect these contributions to be significant in future periods.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Increase
(in thousands)	2020	2019	(decrease)
Revenue	$—	$—	$—
Operating expenses:
Research and development	49,158	67,671	(18,513)
General and administrative	15,957	19,317	(3,360)
Restructuring charges	1,944	—	1,944
Total operating expenses	67,059	86,988	(19,929)
Loss from operations	(67,059)	(86,988)	19,929
Other income (expense):
Interest income	131	1,281	(1,150)
Other income	1	345	(344)
Total other income (expense)	132	1,626	(1,494)
Net loss	$(66,927)	$(85,362)	$18,435

Research and development expenses

	Nine Months Ended September 30,		Increase
(in thousands)	2020	2019	(decrease)
SGT-001	$24,408	$29,390	$(4,982)
Other product candidates	465	3,726	(3,261)
Unallocated research and development expenses
Personnel related expenses	16,512	23,335	(6,823)
External expenses	7,773	11,220	(3,447)
Total unallocated research and development expenses	24,285	34,555	(10,270)
Total research and development expenses	$49,158	$67,671	$(18,513)

Research and development expenses for the nine months ended September 30, 2020 were $49.2 million, compared to $67.7 million for the nine months ended September 30, 2019. The decrease of $18.5 million in research and development costs was due to a decrease in unallocated research and development costs of $10.3 million, primarily due to a reduction in personnel and facility related expenses as a result of the restructuring that occurred in January 2020, and a $5.0 million decrease in costs related to our lead product candidate SGT-001, driven by a reduction in manufacturing costs of $5.6 million partially offset by an increase in clinical costs of $0.6 million primarily driven by clinical consulting costs.  The reduction in research and development was also driven by a $3.2 million decrease in costs related to other product candidates as we focus on advancing SGT-001.

General and administrative expenses

General and administrative expenses were $16.0 million for the nine months ended September 30, 2020, compared to $19.3 million for the nine months ended September 30, 2019. The decrease of $3.3 million was due to a decrease in personnel related expenses of $2.8 million partially due to the restructuring that occurred in January 2020 and a net decrease in corporate expenses of $0.5 million.

Restructuring Charges

During the nine months ended September 30, 2020, we recorded charges of $1.9 million related to severance and other employee-related costs. We paid approximately $1.7 million during the nine months ended September 30, 2020 and expect to pay approximately $0.3 million in the next three months.

Interest income

Interest income was $0.1 million for the nine months ended September 30, 2020, compared to $1.3 million for the nine months ended September 30, 2019. The decrease was primarily related to a reduction of available-for-sale securities included within our portfolio.

Other income

Other income for the nine months ended September 30, 2020 was less than $0.1 million compared to $0.3 million for the nine months ended September 30, 2019. Other income relates to contributions from charitable organizations. We do not expect these contributions to significantly increase in future periods.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred units and our initial public offering as well as a private placements of shares of our common stock and pre-funded warrants to purchase shares of our common stock. Through September 30, 2020, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, an aggregate of $129.1 million of net proceeds from the sale of our common stock after deducting underwriting discounts and commission and offering expenses in our initial public offering and an aggregate of $57.9 million of net proceeds, after deducting offering costs, from our July 2019 private placement.

We completed our initial public offering on January 30, 2018, in which we sold 8,984,375 shares of common stock, including shares of common stock issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $129.1 million.

On July 30, 2019, we issued and sold in a private placement (i) 10,607,525 shares of our common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of our common stock at a price per warrant of $4.64. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants have no expiration date. We received $57.9 million of net proceeds from the private placement after deducting offering costs. As of September 30, 2020, we had cash and cash equivalents of $24.8 million and had no debt outstanding.

In October 2020, we entered into a collaboration and license agreement, or the Collaboration Agreement, with Ultragenyx Pharmaceutical Inc., or Ultragenyx. In connection with the execution of the Collaboration Agreement, we also entered into a stock purchase agreement with Ultragenyx, pursuant to which we issued and sold 7,825,797 shares of our common stock to Ultragenyx for an aggregate purchase price of approximately $40 million.

In March 2019, we entered into the ATM Sales Agreement under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $50.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the nine months ended September 30, 2020, we did not sell any shares under the ATM Sales Agreement.  In October 2020, we sold 6,309,632 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $23.2 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,		Increase
(in thousands)	2020	2019	(decrease)
Cash used in operating activities	$(57,906)	$(71,469)	$13,563
Cash provided by investing activities	6,660	21,661	(15,001)
Cash provided by financing activities	—	58,162	(58,162)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(51,246)	$8,354	$(59,600)

Operating activities

During the nine months ended September 30, 2020, operating activities used $57.9 million of cash, primarily resulting from our net loss of $66.9 million and cash used in changes in our operating assets and liabilities of $3.2 million offset by non-cash charges of $12.2 million due primarily to equity-based compensation of $9.1 million and depreciation expense of $3.1 million.  Net cash used in changes in our operating assets and liabilities during the nine months ended September 30, 2020 consisted primarily of a reduction in accrued expenses and other liabilities of $2.0 million and a decrease in accounts payable of $2.6 million partially offset by a net decrease in prepaid expenses and other assets of $1.5 million. These changes were primarily due to the timing of payments.

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

Investing activities

During the nine months ended September 30, 2020, investing activities provided $6.7 million of cash, consisting primarily of proceeds from maturities of available-for-sale securities partially offset by purchases of property and equipment, and available-for-sale securities.

During the nine months ended September 30, 2019, investing activities provided $21.7 million of cash, consisting primarily of proceeds from maturities of available-for-sale securities offset by purchases of property and equipment, and available-for-sale securities.

Financing activities

During the nine months ended September 30, 2020, there were no financing activities.

During the nine months ended September 30, 2019, net cash provided by financing activities was $58.2 million, due to the proceeds from a private placement of shares of our common stock and pre-funded warrants to purchase shares of our common stock completed on July 30, 2019, partially offset by $1.8 million of payments made in connection with costs incurred for the private placement.

Funding requirements

We expect that our expenses will increase substantially if and as we:

•	seek to enroll patients in IGNITE DMD and continue clinical development of SGT-001;
•	move other product candidates into clinical trials;
•	continue research and preclinical development of other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our activities;
•	acquire or in-license other drugs, technologies and intellectual property;
•	fund a portion of the development or commercialization of products in collaboration with Ultragenyx pursuant to our collaboration and license agreement with Ultragenyx; and
•	add operational, financial and management information systems and personnel.

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

As of September 30, 2020, we had cash and cash equivalents of $24.8 million. We believe that our existing cash and cash equivalents as of September 30, 2020, together with the proceeds of $40.0 million received in October 2020 from the sale of shares of common stock to Ultragenyx as well as the proceeds of $23.2 million received from the sale of shares of common stock in October 2020 pursuant to a sales agreement, dated March 13, 2019, between the Company and Jefferies LLC (the “ATM Sales Agreement”), will be sufficient to fund its operating expenses and capital requirements into the second half of 2021. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all.  In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

•	the costs associated with our manufacturing process development and evaluation of third-party manufacturers;
•	whether we decide to construct and validate our own manufacturing facility and the associated costs;
•	revenue, if any, received from commercial sale of SGT-001 or other product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the outcome of any lawsuits filed against us;
•	the terms of our current and any future license agreements;
•	the success of our collaboration with Ultragenyx;
•	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones, royalties and other collaboration-based revenues, if any;
•	the extent to which we acquire or in-license other product candidates, technologies and intellectual property; and
•	if and as we need to adapt our business in response to the COVID-19 pandemic and its collateral consequences.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related changes in interest rates. As of September 30, 2020, our cash equivalents consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net loss was $66.9 million for the nine months ended September 30, 2020. Our net losses were $117.2 million, $74.8 million and $53.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of September 30, 2020, we had an accumulated deficit of $383.2 million. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•	seek to enroll patients in IGNITE DMD and continue clinical development of SGT-001;
•	move other product candidates into clinical trials;
•	continue research and preclinical development of other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our activities;
•	acquire or in-license other drugs, technologies and intellectual property;
•	fund a portion of the development or commercialization of products in collaboration with Ultragenyx pursuant to our collaboration and license agreement with Ultragenyx; and
•	add operational, financial and management information systems and personnel.

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we seek to resume IGNITE DMD and to complete clinical trials of SGT-001, obtain marketing approval for SGT-001, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future product candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001 and our other product candidates. In addition, if we obtain marketing approval for SGT-001 and our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also incur additional costs associated with operating as a public company. While we believe that our cash and cash equivalents as of September 30, 2020 together with the proceeds of $40.0 million received in October 2020 from the sale of shares of common stock to Ultragenyx as well as the net proceeds of $23.2 million received from the sale of shares of common stock in October 2020 pursuant to a sales agreement, dated March 13, 2019, between the Company and Jefferies LLC (the “ATM Sales Agreement”), will be sufficient to fund its operating expenses and capital requirements into the second half of 2021, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.  In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of SGT-001 and our other product candidates.

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

•	the costs associated with our manufacturing process development and evaluation of third-party manufacturers;
•	whether we decide to construct and validate our own manufacturing facility and the associated costs;
•	revenue, if any, received from commercial sale of SGT-001 or our other product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the outcome of any lawsuits filed against us;
•	the terms of our current and any future license agreements;
•	the success of our collaboration with Ultragenyx;
•	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones, royalties and other collaboration-based revenues, if any;
•	the extent to which we acquire or in-license other product candidates, technologies and intellectual property; and
•	if and as we need to adapt our business in response to the COVID-19 pandemic and its collateral consequences.

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

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to initiate, resume and complete current or future preclinical studies or clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

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

We and our third-party manufacturers for our SGT-001 supply and prospective contract research organizations, or CROs, may face disruptions that may affect our ability to initiate, resume and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, and laboratory supplies for our current and future preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We and our third-party manufacturers and prospective CROs, may face disruptions related to IGNITE DMD or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites.  We may also face difficulties recruiting or enrolling patients for our IGNITE DMD or future clinical trials if patients are affected by the COVID-19 virus or are fearful of visiting or traveling to clinical trial sites because of the outbreak. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property.  For example, the FDA has announced that in order to bring new therapies to patients sick with COVID-19 as quickly as possible, it has redeployed medical and regulatory staff from other areas to work on COVID-19 therapies. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

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

Risks related to the development of our product candidates

In November 2019, the FDA placed IGNITE DMD on clinical hold after we reported a serious adverse event in the clinical trial. Even though the clinical hold was lifted in October 2020, we cannot guarantee that similar events will not happen in the future.

In November 2019, the FDA placed a clinical hold on SGT-001 following a serious adverse event in IGNITE DMD. The third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event deemed related to the study drug that was characterized by complement activation, thrombocytopenia, decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency.  We reported the event to the FDA and the study Data Safety Monitoring Board. Following notification, the FDA placed IGNITE DMD on clinical hold. In December 2019, we reported that the serious adverse event had fully resolved and that the patient had resumed his normal activities. In April 2020, we provided the FDA with information and measures intended to improve patient safety, and in May 2020, we received written communication from the FDA that the trial remained in hold. In June 2020, we submitted a response to the FDA that provided data related to manufacturing process improvements. In July 2020, the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on total viral load to be administered per patient. In October 2020, the FDA lifted the clinical hold placed on IGNITE DMD. In connection with the lifting of the clinical hold, we are reducing the maximum weight of the next two patients dosed in IGNITE DMD to 18 kg per patient. Additionally, to mitigate the risk of serious drug-related adverse events, we are amending the IGNITE DMD clinical protocol to include the prophylactic use of both anti-complement inhibitor eculizumab and C1 esterase inhibitor, and increasing the prednisone dose in the first month post dosing; however, we cannot guarantee that similar events will not happen in the future.  In addition, the use of dual complement inhibition as part of the risk mitigation strategy is untested in this disease and may pose additional, unknown risk. Even though the FDA lifted the clinical hold additional preclinical studies or clinical trials involving SGT-001, further amendments to the SGT-001 enrollment criteria and/or clinical trial protocol or changes to our manufacturing process may be needed , which may prove difficult to implement and/or complete. In such instance, our progress in the development of SGT-001 may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business, and our stock price would likely decline. Furthermore, even though the FDA lifted the clinical hold, we may nonetheless face difficulties in recruiting patients to enroll in or retaining patients in IGNITE DMD if patients or their caregivers are affected by the COVID-19 virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the COVID-19 pandemic.

In addition, we may not be able to obtain institutional review board committee, or IRB, or data safety monitoring board committee approvals for IGNITE DMD as a result of the clinical hold or any related risks, which could further delay our ability to open new trial sites and enroll patients into the clinical trial. Any delay in enrolling patients or inability to continue or complete our clinical trial of SGT-001, as a result of the now lifted clinical hold or otherwise, will delay or terminate our clinical development plans for SGT-001, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for SGT-001. Delays in the completion of any clinical trial of SGT-001, our lead product candidate, or any other product candidate will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of SGT-001 or our other product candidates.

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

During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the product candidate being studied caused these conditions. For instance, we reported a serious adverse event in IGNITE DMD, which resulted in a clinical hold in November 2019, which has since been resolved, and previously the FDA had placed IGNITE DMD on clinical hold after we reported another serious adverse event. In addition, it is possible that as we test SGT-001 or our other product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase III clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that SGT-001 or any other product candidate has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked.

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

We will need to successfully complete clinical trials in order to obtain FDA approval to market SGT-001 or our other product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate.We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or to begin as proposed, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. This may be particularly true for design of a pivotal trial for the treatment of Duchenne as the FDA has not given clear guidance as to the necessary endpoints for approval of a treatment for Duchenne. In addition, we cannot be certain how many clinical trials of SGT-001 or our other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of SGT-001 or our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, clinical trials, could prevent us from or delay us in commercializing SGT-001 and our other product candidates.

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
•

delays as a result of the COVID-19 pandemic or from the outbreak of another pandemic or contagious disease or other global instability could further delay IGNITE DMD, or the commencement or rate of completion of any other clinical trial; or

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

Identifying and qualifying patients to participate in any clinical trials of SGT-001 and our other product candidates is critical to our success. The timing of any clinical trials depends on our ability to recruit patients to participate as well as complete required follow-up periods. If patients are unwilling or unable to participate in our gene therapy clinical trials, including because of negative publicity from adverse events related to our product candidates, other approved gene therapies or the biotechnology or gene therapy fields, or due to competitive clinical trials for similar patient populations, clinical trials in products employing our vector or our platform or for other reasons, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval of SGT-001 may be delayed. We may also experience delays if patients withdraw from the clinical trial or do not complete the required monitoring period. Furthermore, we may face difficulties in recruiting patients to enroll in, or retaining patients in, IGNITE DMD if they or their caretakers are affected by the COVID-19 virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the COVID-19 pandemic. These delays could result in increased costs, delays in advancing SGT-001 or our other product candidates, delays in testing the effectiveness of SGT-001 and our other product candidates or termination of clinical trials altogether.

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

In November 2019, the FDA placed our IGNITE DMD clinical trial of SGT-001 on clinical hold following our report of a serious adverse event in the clinical trial. In April 2020, we submitted a response to the FDA, that included changes to the clinical protocol designed to potentially enhance patient safety, as well as information related to improvements to our manufacturing process. The FDA responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process. In June 2020, we submitted a response to the FDA that provided data and analyses related to improvements to our manufacturing process. In July 2020, we announced that the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on the total viral load to be administered per patient. In October 2020, we announced that the FDA lifted the clinical hold placed on the  IGNITE DMD In connection with the lifting of the clinical hold, we are reducing the maximum weight of the next two patients dosed in IGNITE DMD to 18 kg per patient, and we may face difficulties in recruiting and enrolling such patients. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

While the opportunity to receive a priority review voucher was meant to expire for those companies that had not received a designation by September 30, 2020, Congress authorized a short term extension on that date. According to these new sunset provisions, after December 11, 2020, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has the designation for the drug and that designation was granted by December 11, 2020. After December 11, 2022, the FDA may not award any priority review vouchers. The Creating Hope Reauthorization Act, which was received in the Senate on September 30, 2020, proposes to replace those cutoffs with “September 30, 2024” and “September 30, 2026,” respectively, thus extending the authorized period for rare pediatric disease designation and granting of rare pediatric disease priority review vouchers from the 21st Century Cures Act by four years. It remains to be seen, however, whether such legislation will be enacted into law.

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

In addition, in October 2020, we entered into a collaboration and license agreement with Ultragenyx, pursuant to which we granted Ultragenyx an exclusive worldwide license under certain intellectual property rights controlled by us to develop AAV8 or other clade E AAV variant pharmaceutical products that express our MD5 nNOS binding domain form of microdystrophin protein for the treatment of Duchenne and other disease indications resulting from a lack of functional dystrophin, which we refer to as the Licensed Products.

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

Risks related to the manufacturing and commercialization of SGT-001 and our other product candidates

We have entered into, and may in the future enter into, collaborations with third parties for the development or commercialization of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.

In October 2020, we entered into a collaboration and license agreement with Ultragenyx, pursuant to which we granted Ultragenyx an exclusive worldwide license under certain intellectual property rights controlled by us to develop the licensed products.

While we have retained all rights to and are developing on our own SGT-001, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to SGT-001 or future product candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations that we enter into, including our collaboration with Ultragenyx, may not be successful, and any success will depend heavily on the efforts and activities of such collaborators. Collaborations pose a number of risks, including the following:

•	collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;
•

collaborators may not pursue development of our product candidates or may elect not to continue or renew development programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•

collaborators may not pursue commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew commercialization programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that may divert resources or create competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates on a discretionary basis;

•	collaborators, including Ultragenyx, could develop products that compete directly or indirectly with our product candidates and products pursuant to the collaboration;
•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•	a collaborator may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
•

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•

disagreements with collaborators, including disagreements over intellectual property or proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•

collaborators may not properly obtain, maintain, enforce, defend or protect our intellectual property or proprietary rights or may use our proprietary information in such a way as to potentially lead to disputes or legal proceedings that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	disputes may arise with respect to the ownership of intellectual property developed pursuant to our collaborations;
•	collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability; and
•

collaborations may be terminated for the convenience of the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described herein also apply to the activities of our collaborators.

Additionally, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

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

We currently rely on third-party manufacturers for our SGT-001 supply. In order to produce sufficient quantities of SGT-001 for clinical trials and initial U.S. commercial demand, we continue to further optimize and increase the capacity of our manufacturing process at our third-party manufacturer, and potentially through our own commercial-scale manufacturing facility. We may need to change our current manufacturing process. We may not be able to produce sufficient quantities of SGT-001 due to several factors, including equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, a public health issue (for example, an outbreak of a contagious disease such as the COVID-19 pandemic), disruption in utility services, human error or disruptions in the operations of our suppliers. For example, through our contract manufacturer we have performed and released within specifications manufacturing runs of SGT-001 for clinical supply and have experienced variability with respect to the success and yield of these runs. We continue to engage in process development activities to improve the reproducibility, reliability, quality and consistency of yields of our manufacturing process. While we are able to produce for more than one patient from a single batch, additional manufacturing runs will be required to produce necessary or adequate supply for IGNITE DMD and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT-001 could be delayed, and we could incur additional expense.

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

Additionally, we rely on our third-party manufacturers for their compliance with the cGMP and their maintenance of adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party suppliers and manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes them to regulatory risks for the production of such materials and products. FDA inspections may identify compliance issues at third-party manufacturer facilities or at the facilities of third-party suppliers that may disrupt production or distribution, or require substantial resources to correct and prevent recurrence of any deficiencies, and could result in fines or penalties by regulatory authorities. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-

initiated or judicial action, including fines, injunctions, civil penalties, license revocations, seizure, total or partial suspension of production or criminal penalties, any of which could significantly and adversely affect supplies of our product candidates.

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

Gene transfer remains a novel technology and public perception may be influenced by claims that gene transfer is unsafe, and gene transfer may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of Duchenne prescribing treatments that involve the use of SGT-001 in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion may delay or impair the development and commercialization of SGT-001 or demand for any product candidate we may develop. A public backlash developed against gene therapy following the death of a patient in 1999 during a gene therapy clinical trial of research subjects with ornithine transcarbamylase, or OTC, deficiency, a rare disorder in which the liver lacks a functional copy of the OTC gene. The death of the clinical trial subject was due to complications of adenovirus vector administration. Dr. James M. Wilson, former chair of our Scientific Advisory Board, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of the University of Pennsylvania. Serious adverse events in our clinical trials, including the events that led to the previously-lifted clinical holds on IGNITE DMD or other clinical trials involving gene transfer products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of SGT-001, stricter labeling requirements for SGT-001 if approved and a decrease in demand for SGT-001.

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

With enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Health Care Reform Law-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform Law, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the Health Care Reform Law during the next Congressional session.

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

The Trump administration has also taken executive actions to undermine or delay implementation of the Health Care Reform Law. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. One Executive Order directs federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the Health Care Reform Law. Several state Attorneys General filed suit to stop the Trump administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Health Care Reform Law for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Health Care Reform Law risk corridor payments to third-party payors who argued such payments were owed to them. The U.S. Supreme Court subsequently agreed to hear this case and, on April 27, 2020, it overruled the decision of the Court of Appeals for the Federal Circuit.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Health Care Reform Law is an essential and inseverable feature of the Health Care Reform Law, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Health Care Reform Law are invalid as well. The Trump administration and the CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the same judge issued an order staying the judgment pending appeal. The Trump administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the district court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. On December 18, 2019, the Court of Appeals for the Fifth Circuit affirmed the lower court’s ruling that the individual mandate portion of the Health Care Reform Law is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the Health Care Reform Law. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, however, the U.S. Supreme Court agreed to hear this case. On June 25, 2020, the Trump administration and a coalition of 18 states asked the court to strike down the entirety of the Health Care Reform Law. The case is scheduled for oral argument before the court on November 10, 2020.  It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the Health Care Reform Law will impact the Health Care Reform Law and our business. Litigation and legislation over the Health Care Reform Law are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump administration issued a plan to lower drug prices. Under this blueprint for action, the Trump administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. Finally, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.

More recently, President Trump issued five executive orders that are intended to lower the costs of prescription drug products.  The first order would require all federally qualified health centers to pass on to patients the discounts the health centers receive on insulin and epinephrine through Medicare’s 340B Drug Discount Program.  The second order would establish an international pricing index that would set the price Medicare Part B pays for the costliest medications covered under the program to the lowest price in other economically advanced countries.

The third order is intended to reduce the costs of drugs by supporting the safe importation of prescription drugs.  Specifically, the order calls upon HHS to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the United States and then exported for international sale.  This action preceded the finalization of a rulemaking on September 24, 2020 that allows states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

The fourth executive order would end drug rebates used by health plan sponsors, pharmacies or pharmacy benefit managers, or PBMs, in operating the Medicare Part D program.  Specifically, the order directs HHS to exclude from safe harbor protections under the federal anti-kickback statute retroactive price reductions that are not applied at the point-of-sale. Instead, the order requires HHS to establish new safe harbors that would allow health plan sponsors, pharmacies, and PBMs to pass on those discounts to consumers at point-of-sale in order to lower the patient's out-of-pocket costs and permit the use of certain bona fide PBM service fees.  Each of these orders directs the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.

Finally, the fifth order instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including especially China. The order is meant reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.

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

There have been a number of federal and state legislative changes made over the last few years regarding the pricing of pharmaceutical and biologic products. Concerns about drug pricing have been expressed by members of Congress and President Trump.

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

In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the European Union or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Risks related to ownership of our common stock

Our executive officers, directors and principal stockholders maintain the ability to control or significantly influence all matters submitted to our stockholders for approval.

Our executive officers and directors and principal stockholders, in the aggregate, own shares representing approximately 63.2%of our capital stock as of November 1, 2020. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, holders of asubstantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In October 2020, in connection with the execution of our collaboration and license agreement with Ultragenyx, we issued and sold 7,825,797 shares of our common stock to Ultragenyx. Following the expiration of an 18-month lock-up period and for the ten year period after date of such sale, subject to specified conditions, we have agreed to file a registration statement in order to register all or a portion of the shares sold to Ultragenyx.

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

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell registered common stock, preferred stock, debt securities, depositary shares, warrants and/or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. We and certain of our executive officers and board members have previously been named as defendants in purported class action lawsuits. Any such litigation instituted against us could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On July 1, 2020, we issued a warrant to purchase 8,444 shares of our common stock, or the Warrant, to a consultant in consideration for services provided by the consultant.  The Warrant is exercisable at an exercise price of $2.92 per share and expires on July 1, 2025.  The shares issuable upon exercise of the Warrant vest upon the consultant’s achievement of certain specified milestones.  We offered and sold the Warrant pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

Except as stated in this quarterly report on Form 10-Q, we did not sell any securities that were not registered under the Securities Act during the three months ended September 30, 2020.

Item 6. Exhibits.

Exhibit Number	Description

10.1+	Collaboration and License Agreement, dated as of October 22, 2020, by and between the Company and Ultragenyx Pharmaceutical Inc.

10.2	Stock Purchase Agreement, dated as of October 22, 2020, by and between the Company and Ultragenyx Pharmaceutical Inc.

10.3+	Investor Agreement, dated as of October 22, 2020, by and between the Company and Ultragenyx Pharmaceutical Inc

10.4+	First Amendment, dated as of October 9, 2020, to the Exclusive Patent License by and between the Company and the University of Washington.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: November 5, 2020	By:	/s/ Ilan Ganot
Ilan Ganot
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)