Form 10-K
period 2020-12-31
Solid Biosciences Inc.
filed 2021-03-15
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates was $72.8 million, based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

The number of shares of Registrant’s common stock outstanding as of February 16, 2021 was 85,130,417.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the timing, progress and results of preclinical studies and clinical trials for SGT-001 and our other product candidates;
•	our ability to establish or maintain collaborations or strategic relationships, including our collaboration with Ultragenyx Pharmaceutical Inc.;
•	our ability to obtain and maintain U.S. regulatory approval of SGT-001, and the timing and scope thereof;
•	our ability to obtain and maintain foreign regulatory approvals, and the timing and the scope thereof;
•	the size of the patient populations and potential market opportunity for SGT-001 and our other product candidates, if approved for commercial use;
•	our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes;
•	our plans to develop and commercialize SGT-001 and our other product candidates, if approved;
•	the pricing and reimbursement of SGT-001 and any other product candidates we may develop, if approved;
•	the establishment of sales, marketing and distribution capabilities and entry into agreements with third parties to market and sell SGT-001 or our other product candidates, if approved;
•	the rate and degree of market acceptance and clinical utility of SGT-001 and any other product candidates we may develop and for which we may receive approval;
•	our expectations related to our use of capital resources;
•	our estimates regarding expenses, ongoing losses, future revenue, capital requirements and need for and ability to obtain additional financing;
•	our intellectual property position;
•	our competitive and market position;
•	developments relating to our competitors and our industry;
•	the impact of the COVID-19 pandemic on our business and operations and our future financial results;
•	our ability to continue as a going concern; and
•	the impact of laws and regulations on our operations.

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

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, operating results and financial condition and the trading price of our common stock could decline. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include the following:

•	We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.
•

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

•

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K.

•	We have never generated revenue from product sales and do not expect to do so for the next several years, if ever.
•

The ongoing COVID-19 pandemic may affect our ability to initiate, resume and complete current or future preclinical studies or clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations.

•

In November 2019, the FDA placed IGNITE DMD, our Phase I/II clinical trial of SGT-001, on clinical hold after we reported a serious adverse event in the clinical trial. Even though the clinical hold was lifted in October 2020, we cannot guarantee that similar events will not happen in the future.

•	SGT-001 is a gene transfer candidate based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.
•

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

•	Success in preclinical studies may not be indicative of results obtained in later trials.
•

Preliminary or interim data that we announce or publish from time to time may change as more data becomes available and are subject to audit and verification procedures that could result in material changes in final data.

•	We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize SGT-001 or our other product candidates and the approval may be for a more narrow indication than we seek.

•	We face significant competition.
•

We have limited gene transfer manufacturing experience and could experience production problems and delays in obtaining regulatory approval of our manufacturing processes, which could result in delays in the development or commercialization of SGT-001 or our other product candidates.

•

Although we may establish our own SGT-001 manufacturing facility, we expect to utilize third parties to conduct our product manufacturing for the foreseeable future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily or meet regulatory requirements.

•

Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our SGT-001 gene transfer product candidate and adversely affect our ability to conduct our business or obtain regulatory approvals for SGT-001.

•	We rely heavily on our license agreements for rights to intellectual property granted to us by others to develop and commercialize SGT-001.

•

If we are unable to obtain and maintain patent protection for our product candidates or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

PART I

Item 1.	Business.

Overview

Our mission is to cure Duchenne muscular dystrophy (“Duchenne”), a genetic muscle-wasting disease predominantly affecting boys, with symptoms that usually manifest between three and five years of age. Duchenne is a progressive, irreversible and ultimately fatal disease that affects approximately one in every 3,500 to 5,000 live male births and has an estimated prevalence of 10,000 to 15,000 cases in the United States alone. Duchenne is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. There is no cure for Duchenne and, for the vast majority of patients, there are no satisfactory symptomatic or disease-modifying treatments. Our efforts are focused on our lead product candidate, SGT-001, a gene transfer candidate under investigation for its ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease. Based on our preclinical program that included multiple animal species of different phenotypes and genetic variations, as well as preliminary clinical trial biomarker results, we believe that SGT-001, has the potential to slow or even halt the progression of Duchenne, regardless of the type of genetic mutation or stage of the disease.

For patients suffering from Duchenne, symptoms usually begin to manifest between three and five years of age, when they fail to reach developmental milestones or experience motor function challenges, such as difficulty walking or climbing stairs. As the disease progresses, patients with Duchenne experience frequent falls; can no longer run, play sports or perform most daily functions; and are further weakened by physical activity. By their early teens, Duchenne patients typically lose their ability to walk and ultimately become dependent on a wheelchair for mobility. By their 20s, patients essentially become paralyzed from the neck down and require a ventilator to breathe. Though disease severity and life expectancy vary, a Duchenne patient’s quality of life dramatically decreases over time, with death typically occurring by early adulthood from either cardiac or respiratory complications.

Our founders, who are personally touched by the disease, created a biotechnology company purpose-built to accelerate the discovery and development of meaningful therapies for all patients affected by Duchenne. Through this disease-focused business model, our research team, led by experts in Duchenne biology and drug development, along with key opinion leaders in Duchenne, continuously evaluate emerging science to identify high-potential product candidates. Our selection process includes extensive diligence and initial pharmacology research with highly specific, predefined criteria, which provide us with confidence in our development program decisions. Through this data-driven selection process, we have evaluated a number of programs and identified gene therapy as a potentially beneficial approach for Duchenne, and thus initiated development of our lead product candidate SGT-001.

Our product candidates

SGT-001 is our lead gene transfer candidate and the focus of our research and development efforts. Gene transfer, a type of gene therapy, is designed to address diseases caused by mutated genes through the delivery of functional versions of those genes, called transgenes. The transgenes are then utilized by the body to produce proteins that are absent or not functional prior to treatment, potentially offering long-lasting beneficial clinical effects. SGT-001 is designed to address the underlying genetic cause of Duchenne by delivering a synthetic transgene that produces dystrophin-like protein that is only expressed in muscles of the body, including cardiac and respiratory muscles. Our SGT-001 vector is derived from a naturally occurring, non-pathogenic virus called adeno-associated virus, or AAV, which was selected for its ability to efficiently enter skeletal, diaphragm and cardiac muscle tissues. The vector is designed to carry a synthetic dystrophin transgene construct, called microdystrophin, that retains the most critical components of the full-size dystrophin gene yet is small enough to fit within AAV packaging constraints. These components not only include the domains necessary to confer protection against muscle damage, but also to drive the expression of key dystrophin associated proteins, such as neuronal Nitric Oxide Synthase, or nNOS. Inclusion of this nNOS coding region of the dystrophin protein may result in microdystrophin protein that has unique activity, restore nitric oxide production in the muscle and potentially provide important functional benefits such as diminished muscle fatigue and protection against ischemic muscle damage. In our Investigational New Drug Application-, or IND, enabling preclinical program, we have studied the efficacy, safety and durability of SGT-001 in multiple preclinical models and its functional benefits in Duchenne animal studies. In contrast to other therapeutic approaches that are designed to target specific mutations in the dystrophin gene, we believe SGT-001 is a mutation agnostic approach.

SGT-001 has been granted Rare Pediatric Disease Designation, or RPDD, and Fast Track Designation, in the United States and Orphan Drug Designations in both the United States and European Union. The safety and efficacy of SGT-001 are under evaluation in a randomized, controlled, open-label, single-ascending dose Phase I/II clinical trial called IGNITE DMD.

In the fourth quarter of 2017, we initiated IGNITE DMD to evaluate SGT-001 in ambulatory and non-ambulatory males with Duchenne aged four to 17 years. The primary objectives of IGNITE DMD are to assess the safety and tolerability of SGT-001, as well as efficacy as defined by SGT-001 microdystrophin protein expression. The clinical trial is also designed to assess other parameters of muscle function and mass, respiratory and cardiovascular function, serum and muscle biomarkers associated with SGT-001 microdystrophin production, SGT-001 microdystrophin associated biochemical properties (e.g. nNOS binding) and patient and parent reported outcomes and quality of life measures, among other endpoints. In February 2019, we announced preliminary findings based on three-month biopsy data from the first three patients dosed with 5E13 vg/kg of SGT-001, the lowest dose outlined in the trial protocol. In one patient, SGT-001 microdystrophin was detected via western blot below the five percent level of quantification of the assay and in approximately 10 percent of fibers via immunofluorescence. Due to these findings, and in consultation with the Data Safety Monitoring Board, or DSMB, in May 2019 we announced that we had initiated dosing of the next cohort of patients at 2E14 vg/kg.  In August 2019, we amended our protocol to remove the matched patient control arm for the rest of the 2E14 vg/kg cohort in the IGNITE DMD trial and to provide measures to potentially improve safety, such as initially proceeding to dose patients weighing 25 kg or less.

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

In April 2020, we submitted a response to the FDA that included changes to the clinical protocol designed to enhance patient safety, as well as information related to improvements to our manufacturing process. The FDA responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process.  In June 2020, we submitted a response to the FDA that provided data related to manufacturing process improvements. In July 2020, we announced that the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on the total viral load to be administered per patient. In October 2020, we announced that the FDA lifted the clinical hold placed on our IGNITE DMD Phase I/II clinical trial. In connection with the lifting of the clinical hold, we are reducing the maximum weight of the next two patients dosed in IGNITE DMD to 18 kg per patient, with safety outcomes from these two patients driving potential weight increase of patients dosed subsequently. This reduction, in conjunction with the delivery of fewer viral particles as a result of our manufacturing process improvements, will reduce patients’ total viral load while continuing dosing at the 2E14 vg/kg dose. Additionally, to mitigate the risk of serious drug-related adverse events, we have amended the IGNITE DMD clinical protocol to include the prophylactic use of both anti-complement inhibitor eculizumab and C1 esterase inhibitor, and increasing the prednisone dose in the first month post dosing.

In March 2021, we announced interim data collected from the first six patients dosed in IGNITE DMD twelve to twenty-four months after treatment, including data from three patients dosed at the low dose (5E13vg/kg) and three patients dosed at the high dose (2E14 vg/kg). Data from the delayed treatment cohort, analyzed as an untreated control cohort, was evaluated as was representative natural history data. The six patients dosed in IGNITE DMD ranged in age from five to fourteen at baseline.

The data announced in March 2021 included functional data from the IGNITE DMD clinical trials, including:

•

6-Minute Walk tests (6MWT), North Star Ambulatory Assessments (NSAA) and pulmonary function tests (PFT), which provided evidence of potential benefit in functional endpoints one year after a single infusion of SGT-001 at a dose of 2E14 vg/kg, and to a lesser degree in the lower dose of 5E13 vg/kg;

•

Mean increase in 6MWT distances was above the generally accepted minimally clinically important difference (MCID) of 30 meters in both the low and high-dose patients one year after treatment. While patients in the untreated control cohort exhibited a decline of 8.5 meters from baseline to one year, patients in the low dose cohort exhibited a mean improvement of 37 meters and patients in the high dose cohort exhibited an improvement of 49.7 meters over the same twelve-month period;

•

Among patients in the low and high dose cohorts, NSAA scores at 1 year suggest benefit after treatment as compared to trajectories typically observed in natural history data. Natural history analyses suggest that patients similarly aged to those enrolled in IGNITE DMD would normally be expected to exhibit year over year disease progression ranging from a plateau in gains to a 3 to 3.7-point decline. Patients in the untreated control cohort exhibited a mean decline of 4.0 points from baseline to 1 year, while patients in the low dose cohort exhibited a mean improvement of 1.0 point over the same period of time. Patients in the high dose exhibited a mean improvement of 0.3 points as compared to their baseline values;

•

With respect to spirometry testing of pulmonary function, the majority of patients in both the high dose and low dose groups exhibited improved forced vital capacity (% predicted FVC) at one year when declines in pulmonary function would otherwise be typically observed in patients with Duchenne. From baseline to one year, patients in the untreated control cohort exhibited a mean decline of 10.7% on an absolute basis, while patients in the low dose and high dose cohorts exhibited a mean improvement of 3.9% and 16.7%, respectively, over the same period.

The data also included the following biomarker data:

•

Biopsies of skeletal muscle three months after a single infusion of SGT-001 at a dose of 2E14vg/kg, demonstrated widespread distribution of microdystrophin-positive muscle fibers with co-localization of nNOS and β-sarcoglycan in the muscles of these patients;

•

Creatine kinase (CK) assessments of the six patients provide physiological evidence of a positive or stabilizing effect after one year of treatment with a single high dose infusion of SGT-001. An average sustained CK decline of approximately 50% in patients in the high dose was observed. In the low dose cohort, an average CK increase of approximately 166% was observed, and in the control group an average CK increase of approximately 17% was observed.

The Patient Reported Outcome Measure (PROM) assessments revealed a trend towards dose-response improvements in motor function subscales and fatigability assessments, providing real-world evidence to support the clinical and biomarker findings of varying degrees of benefit in low and high dose patients. The following PROM Data was highlighted:

•

Meaningful improvements in the Pediatric Outcomes Data Collection Instrument (PODCI), a PROM that contains questions to assess how caregivers and children evaluate the child’s ability to walk, stand, and perform activities of daily living, as well as recreational activities. Motor function scores in dosed patients reflect the gains seen in 6MWT and stability of NSAA observed in these patients;

•

MODUS semi-structured interviews with patients and caregivers about the impact of Duchenne on functioning demonstrated overall improvement in functional activity and school-related impacts (e.g. lower limb mobility, keeping up with peers, climbing stairs, sports) in low and high-dose cohorts, with subjective decreased fatigability in patients of both treatment cohorts.

In March 2021, we announced that the seventh patient was treated with SGT-001 under the amended clinical protocol.  This patient exhibited significantly reduced complement activation, without clinical manifestations, supporting continued enrollment in IGNITE DMD utilizing clinical supply produced from second generation manufacturing process; no new drug-related safety findings were identified seventeen to thirty-seven months post-infusion in the six patients previously dosed. We believe the unique functionality of our SGT-001 microdystrophin may result in functional benefits including diminished muscle fatigue and protection against ischemic muscle damage, which can lead to loss of functional muscle. Collectively, we believe these data provide evidence supporting the biological activity of SGT-001 and provide support for continued development.

The most common drug related clinical adverse reactions at the time of initial dosing were nausea, experienced by the six patients previously dosed; fever experienced by four of the six patients previously dosed; and vomiting, experienced by five of the six patients previously dosed. The most common drug related laboratory abnormalities were thrombocytopenia, increased fibrin D-dimer, increased soluble C5b9, increased LDH, proteinuria. Activation of the terminal pathway (sC5b9) of the classical complement system occurred in all six patients resulting in two serious adverse events, which were previously resolved. Two other significant adverse events included an episode of immune hepatitis four weeks post dosing which resolved rapidly after a transient increase of corticosteroids and one serious adverse event unrelated to SGT-001.

The following table summarizes the interim efficacy results of IGNITE-DMD:

Summary of Interim Efficacy Results of IGNITE-DMD
Absolute Change From Baseline to One Year
		CK (U/L)	NSAA	6MWT (m)	FVC%	PODCI – Sports	PODCI – Global
Control	CT 1 15.3 yrs	2,831	n/a	n/a	-9.6%	-16	-18
	CT 2 9.5 yrs	-3,428	-1	-8	-7.6%	-11	-10
	CT 3 6.2 yrs	-3,810	-7	-9	-15.0%	n/a	n/a
2E14 vg/kg	Pt 1 14.4 yrs	-1,507	n/a	n/a	+8.9%	-6	18
	PT 2 5.2 yrs	14,300	-3	12	+5.3%	5	6
	PT 3 6.9 yrs	13,846	+5	62	-2.4%	21	9
2E14 vg/kg	PT 4 10.7 yrs	-8,455	+1	12	+3.1%	22	13
	PT 5 6.8 yrs	-8,381	-1	85	+36.7%	28	11
	PT 6 7.7 yrs	-5,305	+1	52	+10.2%	39	27

Taking into account the prevalence and incidence of Duchenne and the anticipated dosing requirements for gene transfer, we anticipate that there will be a need for a substantial supply of SGT-001 for clinical trials and, if approved, for commercial markets. Through significant targeted investments to address this challenge, we have developed a manufacturing process that we believe can scale to adequately support our needs for clinical trials, commercial launch and beyond. Our in-house scientists are continuing to work to increase the productivity, efficiency and purity of our manufacturing process.

In conjunction with our development of SGT-001, we believe it is critical to continue to invest time and resources in tools and technologies designed to help us more effectively understand Duchenne, accurately monitor disease progression and assist patients in daily life. As part of this goal, we are developing biomarkers and sensors that may allow us to identify treatment targets faster, measure the therapeutic impact of potential product candidates better and reach decision points earlier.

We seek to protect our proprietary and intellectual property position through a combination of patents, trade secret laws, proprietary know-how, continuing technological innovation, and entering into non-disclosure, confidentiality and invention assignment agreements. For our gene transfer programs, we have exclusively licensed four issued U.S. patents and two pending U.S. patent applications, and nine issued patents and fourteen pending patent applications in foreign jurisdictions. We have filed five pending PCT international patent applications, and one pending patent application in Taiwan. We intend to continue building out our intellectual property protection to further strengthen our position in the Duchenne field.

Who we are

Solid Biosciences was founded in 2013 by our Chief Executive Officer, Ilan Ganot, our former Chairman of the Board, Andrey Zarur, our former President, Gilad Hayeem, our board member Matthew Arnold and our Head of Patient Advocacy Annie Ganot, with the goal of developing meaningful therapies for patients with Duchenne. Solid is the English translation of Eytani, the Hebrew name of Ilan and Annie Ganot’s son, who was diagnosed with the disease in 2012. Our founders, unsatisfied with the existing therapeutic landscape, proceeded to raise funds to execute on our disease-focused business model. We assembled a passionate management team and scientific advisory board composed of individuals with extensive experience in Duchenne, gene therapy, product discovery, research and development, manufacturing, business strategy and finance.

In 2015, we began exclusively licensing the elements of the construct for SGT-001 and other elements of our gene transfer program from the University of Michigan, the University of Missouri and the University of Washington. Since then, we have continued to use our extensive network across the academic, business and patient communities to identify, vet and pursue high-potential complementary product candidates to address the needs of Duchenne patients.

Since our inception, we have raised private capital from a group of top-tier corporate and private investors. In addition, three leading U.K.-based Duchenne charities provided initial seed funding for our gene transfer program in return for equity in our company, and we have accepted additional contributions from several Duchenne charities to fund our early-stage research programs. In January 2018, we completed our initial public offering resulting in net proceeds of $129.1 million, after deducting underwriting discounts and commissions and offering expenses. In July 2019, we completed a private placement of shares of our common stock and pre-funded warrants to purchase shares of our common stock resulting in net proceeds to us of $57.9 million, after deducting offering costs.

In October 2020, we entered into a collaboration and license agreement, or the “Collaboration Agreement,” with Ultragenyx Pharmaceuticals, Inc. or “Ultragenyx” to focus on the development and commercialization of new gene therapies for Duchenne. In connection with the execution of the Collaboration Agreement, we also entered into a stock purchase agreement with Ultragenyx, pursuant to which the Company issued and sold 7,825,797 shares of our common stock to Ultragenyx at a price of $5.1113 per share.

In October 2020, the Company sold 6,309,632 shares of common stock pursuant to the ATM Sales Agreement resulting in net proceeds to the Company of $23.2 million.

In December 2020, we completed a private placement of shares of our common stock resulting in net proceeds to us of $86.2 million, after deducting offering costs.

Mission

Our mission, which guides every aspect of our operations, is to cure Duchenne. Underscoring this mission, our disease-focused business model is founded on the following fundamental values:

•	identify and develop meaningful therapies for all patients with Duchenne;
•	bring together the leading experts in Duchenne, science, technology, disease management and care; and
•	be guided by the needs of Duchenne patients.

About Duchenne muscular dystrophy

Duchenne is an X-chromosome-linked, muscle-wasting disease, predominantly affecting boys. Progressive, irreversible and ultimately fatal, Duchenne occurs in approximately one in every 3,500 to 5,000 live male births and has an estimated prevalence of 10,000 to 15,000 cases in the United States alone. In Duchenne, mutations in the dystrophin gene result in the body’s inability to produce functioning dystrophin protein, which works to strengthen muscle fibers and protect them from daily wear and tear. Dystrophin protein also serves as the cornerstone of the dystrophin glycoprotein complex, or DGC, a group of proteins that links the inner and outer components of muscle cells to ensure proper muscle function.

Without dystrophin and the DGC, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of scar and fat tissue. More than 1,000 dystrophin gene mutations, which can be inherited or can occur spontaneously, have been identified in people with Duchenne.

For patients suffering from Duchenne, symptoms usually begin to manifest between three and five years of age, when they fail to reach developmental milestones or experience motor function challenges, such as difficulty walking or climbing stairs. Muscle wasting initially presents in the legs and pelvic area, then in the muscles of the shoulders, neck and arms. As the disease progresses, patients with Duchenne experience frequent falls, can no longer run, play sports or perform most daily functions, and are further weakened by physical activity. In addition to physical challenges, Duchenne also commonly involves cognitive difficulties and behavioral challenges.

By their early teens, Duchenne patients typically lose their ability to walk and become dependent on a wheelchair for mobility. By their 20s, patients essentially become paralyzed from the neck down and require a ventilator to breathe. Though disease severity and life expectancy vary, a patient’s quality of life dramatically decreases over time, with death typically occurring by early adulthood from either cardiac or respiratory complications.

Need for effective therapies

There is no cure for Duchenne and, for the vast majority of patients, there are no satisfactory symptomatic or disease-modifying treatments.

Glucocorticoid treatment, the current standard-of-care, has been shown to temporarily improve muscle strength, prolong the period of ambulation and slow the progression of Duchenne. However, glucocorticoid use is associated with well-known adverse events, such as severe weight gain, stunted growth, weakening of bone structure and metabolic dysfunctions, among others. The most commonly used glucocorticoids include prednisone and deflazacort (EMFLAZA).

In recent years, certain regulators have conditionally approved therapies which target specific mutations in the dystrophin gene. These therapies are indicated for only a small portion of the Duchenne patient population, and their respective efficacy profiles still need to be fully understood.

Current best practices for treating Duchenne patients also dictate a multidisciplinary approach to disease management, which includes physical and occupational therapy to preserve strength, function and flexibility, orthopedic management to reduce the risk of scoliosis and other bone and joint problems, pulmonary, cardiac and gastrointestinal management, and psychosocial management to support behavior and learning.

Burden of disease

Despite recent therapeutic advances, Duchenne represents a significant societal and economic burden. The economic burden, estimated at $1.2 billion annually in the United States (excluding costly mortality and end-of-life care expenses), includes costs associated with hospital admissions, medication, frequent doctor visits and investment in assistive devices, as well as indirect costs related to productivity losses for the caregivers and costs due to pain, anxiety and social handicap. Of this amount, approximately 45% is represented by indirect costs. Only a small proportion of Duchenne patients are employed and many caregivers reduce their hours or stop working altogether to care for their children, who progressively require more help with everyday tasks, such as eating, dressing and using the bathroom. In some cases, patients also experience serious mental health issues that require additional support and treatment.

Gene transfer—A corrective therapy

Gene therapy is a therapeutic approach that aims to address diseases caused by gene mutations. A gene is a portion of deoxyribonucleic acid, or DNA, that provides the instructions for the body to construct proteins that perform functions needed for life. Genes are prone to mutations, which can either be inherited or occur spontaneously. While many mutations are harmless, some lead to the absence of crucial proteins, resulting in serious genetic diseases like Duchenne.

Gene transfer, a type of gene therapy, is designed to address diseases caused by mutated genes through the delivery of functional versions of those genes, called transgenes. The transgenes are then utilized by the body to produce proteins that are absent or not functional prior to treatment, potentially offering long-lasting beneficial effects.

We have focused our efforts on gene transfer because we believe it has the greatest potential to address the root cause of Duchenne: the absence or near-absence of dystrophin protein. If successful, we believe gene transfer can slow or stop the progression of Duchenne in a majority of patients, irrespective of their genetic mutation, by producing long-term, muscle-specific expression of a functional dystrophin-like protein.

Our gene transfer candidate, or vector, includes three components:

•	a viral capsid—a protein shell utilized as a vehicle to deliver a transgene to cells in the body;
•	a transgene—a functional gene intended to produce a functional protein; and
•	a promoter—a specialized DNA sequence that directs cells to produce the protein in specific tissues.

SGT-001

SGT-001, our lead gene transfer candidate, is designed to preserve muscle function in Duchenne patients after a single administration and is based on some of the most recent understanding of dystrophin biology in the field. The SGT-001 vector is comprised of a functional transgene and a muscle-specific promoter, which are delivered via an AAV capsid.  We believe that the SGT-001 construct is differentiated from other gene transfer candidates and may provide unique clinical benefit.

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

The concept of a modified therapeutic dystrophin gene originated from research on Becker muscular dystrophy, or BMD, where researchers discovered that certain BMD patients had mutations in the dystrophin gene that drove expression of a functional form of dystrophin protein, allowing patients to live relatively normal lives. This discovery led scientists to engineer a number of synthetic, dystrophin transgene constructs, called microdystrophins, that retained only the most critical components of the full-size dystrophin gene yet were small enough to fit within AAV packaging constraints. There are several types of microdystrophins that differ based on the configuration of their components. Microdystrophins were subsequently demonstrated to functionally protect muscle in mouse models of Duchenne.

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

Well-established mouse and dog disease models for Duchenne offered us the opportunity to better evaluate the potential translatability of SGT-001 to humans. While studies in dystrophic mice, such as the mdx mouse, provide important efficacy rationale, we chose to perform additional functional studies in dystrophic dogs because they exhibit a more severe dystrophic phenotype and progress similarly to human patients at earlier stages of the disease. Dog models enabled us to assess various endpoints, including biodistribution, expression, durability and function in a large animal species.

Because Duchenne is a disease defined by a lack of dystrophin protein, it is important to reliably detect microdystrophin expression in muscle after SGT-001 treatment. As part of our core preclinical program, we developed well-characterized and well-recognized analytic approaches to confirm transgene expression and localization, using the following assays:

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

Efficacy in dystrophic mice

Multiple studies in both dystrophic, or mdx, and healthy, or wild-type, mice have demonstrated that a single intravenous administration of SGT-001 induces measurable levels of microdystrophin protein expression. Muscle strength assessments in mild and severe mouse models of Duchenne demonstrated functional improvements in animals treated with SGT-001 in comparison to untreated dystrophic controls. In all studies, microdystrophin protein expression was measured using immunofluorescence, western blot and mass spectrometry.

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

Efficacy in dystrophic dogs

Two independent studies in dystrophic dogs assessed durability of microdystrophin expression and efficacy, respectively. These studies were performed in two distinct dystrophic dog models (mixed breed dystrophic dogs, or cDMD, and Golden Retriever Muscular Dystrophy, or GRMD), collectively encompassing a number of genetic mutations that lead to the absence of dystrophin protein. This enabled us to assess SGT-001 across multiple mutations, which is more reflective of the composition of the Duchenne patient population. Both studies used a canine-optimized version of the microdystrophin gene.

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

Clinical development of SGT-001

We are developing SGT-001 for the treatment of Duchenne through a single intravenous administration. In the fourth quarter of 2017, we announced the initiation of IGNITE DMD, a randomized, controlled, open-label, single-ascending dose Phase I/II clinical trial designed to evaluate SGT-001 in ambulatory and non-ambulatory males with Duchenne aged four to 17 years. The primary objectives of IGNITE DMD are to assess the safety and tolerability of SGT-001, as well as efficacy as defined by microdystrophin protein expression. The clinical trial is also designed to assess muscle function and mass, respiratory and cardiovascular function, serum and muscle biomarkers associated with microdystrophin production, SGT-001 microdystrophin associated biochemical properties (e.g., nNOS binding), functional outcome, patient and parent reported outcomes and quality of life measures, among other endpoints. Key inclusion criteria include: established clinical diagnosis of Duchenne and documented dystrophin gene mutation predictive of Duchenne phenotype; anti-AAV9 antibodies below pre-specified thresholds; stable cardiac and pulmonary function; and a stable daily dose of oral corticosteroids for 12 weeks. There is no enrollment restriction in the clinical trial protocol based on a patient’s underlying dystrophin gene mutation.

In the current IGNITE DMD protocol, as amended, participants are all assigned to open label treatment with SGT-001. The selection of the original starting dose in our first cohort, 5E13 vg/kg, was based on safety and efficacy data observed in our preclinical studies. Dose escalation and decisions regarding clinical trial progression occur after review by the DSMB. Efficacy is being assessed by comparing microdystrophin protein expression in muscle biopsy before and 12 months after treatment for each patient. An intermediate biopsy at either 45 days, three months, six months or nine months will inform the time course of microdystrophin expression. Long-term follow up will continue per regulatory guidelines.

In February 2019, we announced preliminary findings based on three-month biopsy data from the first three patients dosed with 5E13 vg/kg of SGT-001, the lowest dose outlined in the trial protocol. In one patient, SGT-001 microdystrophin was detected via western blot below the five percent level of quantification of the assay and in approximately 10 percent of fibers via immunofluorescence. Due to these findings, and in consultation with the DSMB, in May 2019 we announced that we had initiated dosing of the next cohort of patients at 2E14 vg/kg.  To date we have dosed 3 patients with the 2E14 vg/kg dose. In August 2019, we amended our protocol to remove the matched patient control arm for the rest of the 2E14 vg/kg cohort in the IGNITE DMD trial and to provide measures to potentially improve safety, such as initially proceeding to dose patients weighing 25 kg or less.

In November 2019, we announced that the third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced an SAE deemed related to the study drug and that IGNITE DMD was placed on clinical hold by the FDA as a result of the SAE. The SAE was characterized by complement activation, thrombocytopenia, a decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency. Neither cytokine- nor coagulopathy-related abnormalities were observed. In December 2019, we reported that the SAE had fully resolved and the patient had resumed his normal activities.  In December 2019, we announced preliminary findings based on three-month biopsy data from the first two patients dosed with 2E14 vg/kg of SGT-001. Using two independent immunofluorescence assays, 10% to 20% of microdystrophin positive muscle fibers were determined to express SGT-001 microdystrophin in the fourth patient and 50% to 70% of microdystrophin positive muscle fibers in the fifth patient. Immunofluorescence also showed clear stabilization and co-localization of nNOS and beta-sarcoglycan with SGT-001 microdystrophin in both patients. Using western blot, the expression levels for the fourth patient were detectable and estimated to be near the assay’s level of quantification which is 5% of non-dystrophic control samples, with one assay replicate at 5.5%. Expression for the fifth patient was 17.5% of normal control samples. The levels of serum creatine kinase, a highly variable biochemical marker of muscle damage, declined from baseline in both patients.

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

In April 2020, we submitted a response to the FDA that included changes to the clinical protocol designed to enhance patient safety, as well as information related to improvements to our manufacturing process. The FDA responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process.  In June 2020, we submitted a response to the FDA that provided data related to manufacturing process improvements. In July 2020, we announced that the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on the total viral load to be administered per patient. In October 2020, we announced that the FDA lifted the clinical hold placed on our IGNITE DMD Phase I/II clinical trial. In connection with the lifting of the clinical hold, we are reducing the maximum weight of the next two patients dosed in IGNITE DMD to 18 kg per patient, with safety outcomes from these two patients driving potential weight increase of patients dosed subsequently. This reduction, in conjunction with the delivery of fewer viral particles as a result of our manufacturing process improvements, will reduce patients’ total viral load while continuing dosing at the 2E14 vg/kg dose. Additionally, to mitigate the risk of serious drug-related adverse events, we have amended the IGNITE DMD clinical protocol to include the prophylactic use of both anti-complement inhibitor eculizumab and C1 esterase inhibitor, and increase the prednisone dose in the first month post dosing

In March 2021, we announced interim data collected from the first six patients dosed in IGNITE DMD twelve to twenty-four months after treatment, including data from three patients dosed at the low dose (5E13vg/ kg) and three patients dosed at the high dose (2E14 vg/kg). Data from the delayed treatment cohort, analyzed as an untreated control cohort, was evaluated as was representative natural history data. The six patients dosed in IGNITE DMD ranged in age from five to fourteen at baseline.

The data announced in March 2021 included functional data from the IGNITE DMD clinical trials, including:

•

6MWT, NSAA and PFT, which provided evidence of potential benefit in functional endpoints one year after a single infusion of SGT-001 at a dose of 2E14 vg/kg, and to a lesser degree in the lower dose of 5E13 vg/kg;

•

Mean increase in 6MWT distances was above the generally accepted MCID of 30 meters in both the low and high-dose patients one year after treatment. While patients in the untreated control cohort exhibited a decline of 8.5 meters from baseline to one year, patients in the low dose cohort exhibited a mean improvement of 37 meters and patients in the high dose cohort exhibited an improvement of 49.7 meters over the same twelve-month period;

•

Among patients in the low and high dose cohorts, NSAA scores at 1 year suggest benefit after treatment as compared to trajectories typically observed in natural history data. Natural history analyses suggest that patients similarly aged to those enrolled in IGNITE DMD would normally be expected to exhibit year over year disease progression ranging form a plateau in gains to a 3 to 3.7-point decline. Patients in the untreated control cohort exhibited a mean decline of 4.0 points from baseline to 1 year, while patients in the low dose cohort exhibited a mean improvement of 1.0 point over the same period of time. Patients in the high dose exhibited a mean improvement of 0.3 points as compared to their baseline values;

•

With respect to spirometry testing of pulmonary function, the majority of patients in both the high dose and low dose groups exhibited improved forced vital capacity (% predicted FVC) at one year when declines in pulmonary function would otherwise be typically observed in patients with Duchenne. From baseline to one year, patients in the untreated control cohort exhibited a mean decline of 10.7% on an absolute basis, while patients in the low dose and high dose cohorts exhibited a mean improvement of 3.9% and 16.7%, respectively, over the same period.

The data also included the following biomarker data:

•

Biopsies of skeletal muscle three months after a single infusion of SGT-001 at a dose of 2E14vg/kg, demonstrated widespread distribution of microdystrophin-positive muscle fibers with co-localization of nNOS and β-sarcoglycan in the muscles of these patients;

•

CK assessments of the six patients provide physiological evidence of a positive or stabilizing effect after one year of treatment with a single high dose infusion of SGT-001. An average sustained CK decline of approximately 50% in patients in the high dose cohort was observed. In the low dose cohort, an average CK increase of approximately 166% was observed, and in the control group an average CK increase of approximately 17% was observed.

PROM assessments revealed a trend towards dose-response improvements in motor function subscales and fatigability assessments, providing real-world evidence to support the clinical and biomarker findings of varying degrees of benefit in low and high dose patients. The following PROM Data was highlighted:

•

Meaningful improvements in the PODCI, a PROM that contains questions to assess how caregivers and children evaluate the child’s ability to walk, stand, and perform activities of daily living, as well as recreational activities. Motor function scores in dosed patients reflect the gains seen in 6MWT and benefit of NSAA observed in these patients.

•

MODUS semi-structured interviews with patients and caregivers about the impact of Duchenne on functioning demonstrated overall improvement in functional activity and school-related impacts (e.g., lower limb mobility, keeping up with peers, climbing stairs, sports) in low- and high-dose cohorts, with subjective decreased fatigability in patients of both treatment cohorts.

In March 2021, we announced that the seventh patient was treated with SGT-001 under the amended clinical protocol.  This patient exhibited significantly reduced complement activation, without clinical manifestations, supporting continued enrollment in IGNITE DMD utilizing clinical supply produced from second generation manufacturing process; no new drug-related safety findings were identified seventeen to thirty-seven months post-infusion in the six patients previously dosed.

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

The most common drug related clinical adverse reactions at the time of initial dosing were nausea, experienced by the six patients previously dosed; fever experienced by four of the six patients previously dosed; and vomiting, experienced by five of the six patients previously dosed. The most common drug related laboratory abnormalities were thrombocytopenia, increased fibrin D-dimer, increased soluble C5b9, increased LDH, proteinuria. Activation of the terminal pathway (sC5b9) of the classical complement system occurred in all six patients resulting in two serious adverse events, which were previously resolved. Two other significant adverse events included an episode of immune hepatitis four weeks post dosing which resolved rapidly after a transient increase of corticosteroids and one serious adverse event unrelated to SGT-001.

Manufacturing SGT-001

The prevalence and incidence of Duchenne, combined with average patient weight and anticipated dosing requirements for SGT-001, result in a substantial supply need for clinical trials and, if approved, for commercial markets. To address this challenge, we developed a manufacturing process that we believe will be scalable to support clinical and commercial production needs for SGT-001.

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

In 2020, we implemented our second generation manufacturing process which collectively includes improvements to our AAV manufacturing methods as well as the introduction of a refined set of analytical methods for product release. Our second generation AAV manufacturing process includes a scalable purification step which results in a significant enrichment of microdystrophin-containing “full” capsids and elimination of empty capsids. On average, drug product produced by the second generation manufacturing method contains 90% full capsids, whereas drug product produced by the first generation process is on average 50% full. This improvement in purification methods significantly reduces the total capsid load administered at any given dose level, allowing us to achieve the same effective dose of drug product with fewer total capsids. As of Q1 2021, and following lift of the clinical hold, all patients dosed in IGNITE-DMD will be dosed with material produced using our second generation manufacturing process.

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

Complementary disease-modifying therapy: Anti-LTBP4

While we believe gene transfer may be able to slow or halt Duchenne disease progression, many patients would still suffer from the manifestations of the disease, such as tissue damage to their muscles, impaired muscle strength, inflammation, cardiac dysfunction and fibrosis.

Anti-LTBP4 is our complementary disease modifying program with the goal of identifying and developing a monoclonal antibody intended to reduce fibrosis and inflammation by targeting and stabilizing the LTBP4 protein. LTBP4 is highly expressed in muscle and, when stable, prevents fibrosis and inflammation by inhibiting the activation of the TGF-beta pathway.

The rationale for targeting LTBP4 originated from observations in Duchenne natural history studies. Researchers found that subsets of patients with genetic variants in the LTBP4 gene maintained their ability to walk longer compared to patients in the study who did not. Researchers discovered that these genetic variants lead to reduced TGF-beta signaling. Elizabeth McNally, M.D., Ph.D., Director of the Center for Genetic Medicine at Northwestern University, hypothesized that stabilization of the LTBP4 protein in Duchenne patients could mimic the effect.

In order to assess the efficacy of potential human antibody clinical candidates in preclinical models, mice expressing the human version of LTBP4 were crossed with mdx mice to generate a Duchenne model that expressed human LTBP4 (hLTBP4:mdx). Preliminary studies showed that the hLTBP4:mdx animals treated with an anti-LTBP4 antibody showed significantly lower levels of fibrosis and inflammation due to the stabilization of the LTBP4 protein.

In order to focus our efforts on addressing the underlying cause of Duchenne through our SGT-001 program, we have significantly curtailed investment in our other programs, including anti-LTBP4 which has been discontinued.

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

Non-invasive biochemical and imaging biomarkers

We are working to identify non-invasive biochemical and imaging biomarkers that could potentially reduce or eliminate the need for muscle biopsies in clinical trials, reducing stress on patients and allowing better evaluation of potential product candidates. We are developing a platform technology that may enable the non-invasive measurement of changes associated with increased dystrophin and dystrophin-like protein expression in Duchenne patients by using established imaging techniques. We are also currently using leading, robust platforms to perform extensive analysis on patient samples to establish molecular signatures based on various stages of Duchenne disease progression.

Assistive devices

Solid Suit

In partnership with Silicon Valley’s Seismic and Parent Project Muscular Dystrophy (PPMD), we have advanced development of wearable assistive devices that may have both functional and therapeutic benefits, with the goal of helping patients perform day-to-day activities with greater ease and preserving their muscle function. We refer to these devices as the Solid Suit. This work was done with the insight and oversight of technology innovators and engineering and disease experts, and each step is informed by input from the patient community. The Solid Suit utilizes cutting-edge technologies to power soft, light-weight comfortable exoskeletons with the potential to offset muscle fatigue and augment muscle strength. The Solid Suit is comprised of three separate components, all of which are currently at prototype development.

In order to focus our efforts on addressing the underlying cause of Duchenne through our SGT-001 program, we have significantly curtailed investment in our other programs, including the Solid Suit.

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

As of February 16, 2021, we have filed five pending PCT international patent applications, and one pending patent application in Taiwan. For our gene transfer programs, we have exclusively licensed four issued U.S. patents, three pending U.S. non-provisional patent applications, and nine granted patents and thirteen pending patent applications in foreign jurisdictions. The issued U.S. patents are projected to expire between 2021 and 2036, excluding any patent term adjustments and any patent term extensions, and any U.S. patents that may issue from the pending U.S. non-provisional patent applications would be projected to expire between 2036 and 2039, excluding any patent term adjustments and any patent term extensions.

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

Relating to SGT-001, we also own five pending PCT international patent applications. Any patents that may be issued from the pending PCTs would be projected to expire between 2036 and 2041, excluding any patent term adjustments and any patent term extensions. Substantive prosecution of our patent applications has not yet commenced at the U.S. Patent and Trademark Office, or USPTO. We cannot predict whether such pending patent applications will result in the issuance of a patent that effectively protects SGT-001, or if such issued patent or any of our licensor’s issued patents will effectively prevent others from commercializing competitive products. In any event, patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the patent offices in various jurisdictions are often significantly narrowed by the time they issue, if they issue at all.

With respect to our Anti-LTBP4 program, we do not currently own or in-license any issued patents or patent applications relating to such product candidate. We have exercised an exclusive option to negotiate for licenses of certain patents and patent applications relating to Anti-LTBP4 from Ikaika Therapeutics, LLC. Ikaika Therapeutics, LLC is only required to negotiate the terms of a potential license agreement with us for certain specified periods of time and we may be unable to enter into such a definitive license agreement within the required timeframe or under terms that are acceptable to us. If we are unable to enter into such a definitive license agreement, we will not have any license to such patents and patent applications. In order to focus our efforts on addressing the underlying cause of Duchenne through our SGT-001 program, we have significantly curtailed investment in our other programs, including anti-LTBP4.

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

University of Washington License Agreement

In 2015, we entered into a license agreement with the University of Washington, acting through UW CoMotion, under which we obtained an exclusive, royalty-bearing, sublicensable, worldwide license under certain patent applications owned by the University of Washington relating to novel micro-dystrophins to develop, manufacture, and commercialize products for use in the treatment of Duchenne and related disease indications caused by a lack of functional dystrophin. We have the right to grant sublicenses to third parties contingent upon written approval by the University of Washington prior to executing such sublicense, which approval may not be unreasonably withheld.

In consideration for the rights granted by the agreement, we paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. We are required to reimburse the University of Washington for costs incurred in applying for, prosecuting and maintaining patents and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2020, 2019 and 2018. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. In October 2020, the license agreement was amended such that we were required to pay the University of Washington $375 thousand in connection with the execution of the Collaboration Agreement. This payment was recorded as a research and development expense in the fourth quarter of 2020. The license agreement was also amended such that we are required to pay an aggregate of approximately $3.4 million upon the achievement of certain milestones. We must also pay royalties of a low single digit percentage of future sales by us and our sublicensees of products developed under the licensed patent rights. In addition, we must pay an annual maintenance fee until certain milestones are achieved, at which time a minimum annual royalty requirement will replace such maintenance fee and will apply to us and our sublicensees.

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

The University of Missouri License Agreement

In 2015, we entered into a license agreement with the Curators of the University of Missouri, or the University of Missouri, a public corporation of Missouri, under which we obtained an exclusive, royalty-bearing, sublicensable, worldwide license under certain patents and patent applications owned by the University of Missouri relating to a novel synthetic microdystrophin gene to make, sell and distribute products for use in the treatment of Duchenne and related disease indications resulting from a lack of functional dystrophin.

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

Under the agreement, in the event we grant a sublicense to another party, we are required to pay the University of Missouri a percentage of the consideration received. The license agreement was amended such that we are required to pay the University of Missouri $0.8 million in 2021 and $1.3 million in 2022 as a result of the execution of the Collaboration Agreement with Ultragenyx in October 2020. These amounts were recorded as a research and development expense in the fourth quarter of 2020. We paid $0.8 million in February 2021. The license agreement was also amended such that we are required to make aggregate milestone payments of approximately $1.9 million upon the achievement of certain milestones.

There were no milestones achieved during the years ended December 31, 2020, 2019, and 2018. We must pay a royalty of a low single digit percentage of future sales or by its sublicensees of products developed using the licensed patents. In addition, we must pay an annual maintenance fee until certain milestones are achieved, after which time a minimum annual royalty will replace such maintenance fee.

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

In consideration for the rights granted by the agreement, we paid a one-time license fee and a separate fee to cover past patent prosecution costs. We recorded the upfront license fee as a research and development expense in 2016. We are required to reimburse the University of Michigan for costs incurred in applying for, prosecuting and maintaining patents, and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2020, 2019 and 2018. We must also pay royalties of a low single-digit percentage of future sales by us or our sublicensees of products developed using the licensed rights, with a minimum annual royalty after certain milestones are achieved. In addition, we must pay an annual maintenance fee in any year in which the minimum annual royalty is not reached.

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

Harvard College License Agreements

In 2016 and 2017, we entered into license agreements with the President and Fellows of Harvard College, or Harvard College, under which we obtained non-exclusive, royalty-bearing, sublicensable, worldwide licenses to use certain intellectual property owned by Harvard College to develop, manufacture, and commercialize products for use in the treatment of Duchenne.

In consideration for the rights granted by each agreement, we paid one-time, non-refundable license fees, which were recorded as a research and development expense in 2016 and 2017. We are required to pay an annual license maintenance fee until certain milestones are achieved, after which time the annual maintenance fee will increase annually. Such annual maintenance fees will further increase if we grant certain rights to a sublicensee or strategic partner with whom we collaborate on the development and commercialization of licensed products. The annual maintenance fees are creditable against royalty payments. We also must pay milestone payments within thirty days after achieving certain milestones. There were no milestones achieved during the years ended December 31, 2020, 2019 and 2018 under either agreement. We must pay a royalty on future sales by us or our sublicensees of products developed using the licensed technology.

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

Ultragenyx Collaboration Agreement

On October 22, 2020, or the Effective Date, we entered into a collaboration and license agreement with Ultragenyx, to focus on the development and commercialization of new gene therapies for Duchenne. We granted Ultragenyx an exclusive worldwide license for any pharmaceutical product that expresses our proprietary microdystrophin construct from AAV8 and variants thereof in clade E for the treatment of Duchenne and other diseases resulting from the lack of functional dystrophin. We are conducting certain activities agreed to by the parties with respect to the development of licensed products. Ultragenyx will reimburse us for personnel and out-of-pocket costs that we incur in conducting such development activities. Otherwise, Ultragenyx has decision-making authority with respect to the development, manufacturing and commercialization of licensed products. We retain exclusive rights to all other uses of our microdystrophin proteins, including under our existing SGT-001 program.

We are conducting certain activities agreed to by the parties with respect to the development of licensed products. Ultragenyx is obligated to reimburse us for personnel and out-of-pocket costs that we incur in conducting such development activities. Otherwise, Ultragenyx has decision-making authority with respect to the development, manufacturing and commercialization of licensed products. In connection with the execution of the Collaboration Agreement, we also entered into a stock purchase agreement and an investor agreement with Ultragenyx, pursuant to which we issued and sold 7,825,797 shares of our common stock to Ultragenyx at a price of $5.1113 per share for an aggregate purchase price of approximately $40.0 million. The shares purchased by Ultragenyx are subject to a lock-up period until the earliest to occur of (i) 18 months from the closing date, (ii) the termination of the Collaboration Agreement or (iii) other specified events. Pursuant to the terms of the investor agreement, Ultragenyx agreed that, so long as it holds at least 10% of our outstanding common stock, the shares will be subject to a voting agreement, such that until the earliest to occur of certain specified events, and subject to specified conditions, Ultragenyx will, and will cause its permitted transferees to, vote in accordance with the recommendation of our board of directors with respect to specified matters.

Ultragenyx also agreed to pay up to $255.0 million in cumulative milestone payments per product upon achievement of specified milestone events, and tiered royalties on worldwide net sales at low double digit to mid-teens percentages. Upon achievement of proof-of-concept, we have the right to opt-in to co-fund collaboration programs in return for participation in a profit share or increased royalty payments. None of the payments under the Collaboration Agreement are refundable.

For each licensed product for which Ultragenyx decides to initiate a registrational trial in humans, we have the option to fund 30% of the development costs in the United States and European Union for such licensed product and forgo the development milestones and regulatory milestones, or the Development Option, and receive tiered royalties on a licensed product-by-licensed product and country-by-country basis ranging from a mid-teens percentage to a low twenties percentage based on Ultragenyx’s, and any of its affiliates’ and sublicensees’ annual worldwide net sales of each such licensed product.

For each Licensed Product for which we exercise the Development Option, we may also elect to share 30% of the net income and net losses on net sales of such Licensed Product in the United States and European Union, or the Income Share Option. For licensed products for which we have exercised the Income Share Option, we will not be entitled to milestone payments and Ultragenyx will pay us tiered royalties on a licensed product-by-licensed product and country-by-country basis ranging from a mid-teens percentage to a low twenties percentage based on Ultragenyx’s, and any of its affiliates’ and sublicensees’, annual net sales of each such licensed product outside of the United States and European Union.

We and Ultragenyx established a Joint Steering Committee, or the JSC. The JSC will, among other responsibilities, review and oversee certain development activities performed under the Collaboration Agreement, including reviewing the development plan and budget for the development activities to be performed by us.

The term of the Collaboration Agreement began on the Effective Date and expires upon the expiration of all payment obligations from Ultragenyx to us under the Collaboration Agreement. Ultragenyx also has the ability to terminate for convenience with prior written notice to us, and either party may terminate for an uncured material breach.

As described in Note 3, in October 2020, the Company entered into the Collaboration Agreement with Ultragenyx for the research, development and commercialization of other pharmaceutical products that express the Company’s MD5 nNOS binding domain form of microdystrophin protein.  Ultragenyx is a related party since Ultragenyx is one of the Company’s significant stockholders. During the year ended December 31, 2020, the Company recognized no related party revenue associated with the Collaboration Agreement.  As of December 31, 2020, there was $20,717 of deferred revenue related to the Collaboration Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to Ultragenyx during the year ended December 31, 2020. There is no amount due from Ultragenyx as of December 31, 2020.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. This is also true in treatments of Duchenne, as well as in gene therapy. While we believe that our focus, strength of team, expertise in gene therapy, scientific knowledge and intellectual property provide us with competitive advantages, we face competition from several different sources, including large and small biopharmaceutical companies, academic research institutions, government agencies and public and private research institutions. Not only must we compete with other companies that are focused on gene transfer technology, but any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

We are aware of several companies and research institutions with product candidates in clinical development focused on developing systemic gene transfers for Duchenne, including Pfizer Inc., with a product candidate currently in Phase III clinical development, and Sarepta Therapeutics, Inc., with a product candidate currently in Phase I/II clinical trial development. In addition, there are four therapies, which are intended to be disease modifying, that are currently approved for Duchenne by certain regulators. These products are eteplirsen (EXONDYS 51) and ataluren (Translarna), each of which is indicated for approximately 13% of Duchenne patients, golodirsen (VYONDYS 53), which is indicated for approximately 8% of Duchenne patients and casimersen (AMONDYS 45), which is indicated for approximately 8% of Duchenne patients. Any advances in gene transfer technology made by a competitor may be used to develop therapies that could compete with our lead product candidate or other product candidates we may develop

Government regulation and product licensure

U.S. government regulation and product licensure

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

Preclinical Studies and Investigational New Drug Application

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

There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by the 21st Century Cures Act, or the Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. Although these requirements were rolled out over time, they have now come into full effect. Although these requirements were rolled out over time, they have now come into full effect.  This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase II or Phase III study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

The FDA has issued various guidance documents regarding gene therapies, including recent final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders, as well as draft guidance in January 2021 for Human Gene Therapy for Neurodegenerative Diseases. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

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

Finally, for a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with good tissue practices, or GTP. These standards are found in FDA regulations and guidances that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

For products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA.  The FDA also maintains a list of diseases that are exempt from the requirements PREA, due to low prevalence of disease in the pediatric population.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2021 is $2.9 million for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2021 is $0.3 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

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

As of December 27, 2020 (enacted as part of the Consolidated Appropriations Act, 2021), the “patent dance” lists will now become public information as listed in the Purple Book (FDA’s “Database of Licensed Biological Products).  In particular, reference product BLA holders must submit to the FDA within 30 days of exchanging a patent list (patents with expiry dates) with a biosimilar applicant, as well as any supplemental lists. This information was previously maintained a confidential as between the BLA holder and biosimilar applicant.  Despite publication of these lists, a BLA holder may assert other patents against future filers, and does not exclude enforcement of newly granted patents.

Additionally, under the Act, the FDA must now publish in the Purple Book the following information about patented biological products:

•	a list of each biological product, by nonproprietary name, for which a biologics license is in effect;
•	the date of licensure and the application number;
•	the licensure status and, as available, the marketing status; and
•	exclusivity periods.

 The FDA must publish in the Purple Book all of the above information in the first instance within 180 days of enactment and update every 30 days.

As of January 1, 2021, the FDA has approved 29 biosimilar products for use in the United States. No interchangeable biosimilars, as described below, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by the FDA.

Pediatric exclusivity

Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including reference product and orphan exclusivity. This six-month exclusivity may be granted if an application sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity cover the product are extended by six months. Thus, pediatric exclusivity adds six months to existing exclusivity periods applicable to biological products under the BPCIA—namely, the four-year period during which the FDA will not consider an application for a biosimilar product, and the 12-year period during which the FDA will not approve a biosimilar application.

Orphan drug designation and exclusivity

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

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, meaning that the FDA may not approve any other applications to market the same drug or biologic product for the same indication for seven years, except in limited circumstances, such as if the party holding the exclusivity fails to assure the availability of sufficient quantities of the drug to meet the needs of patients with the disease or condition for which the drug was designated.  In addition, the FDA may not approve other applications to market the same drug or biologic product for the same indication for seven years unless the sponsor of the other product demonstrates that its product is clinically superior to the product with orphan drug exclusivity.  Under Omnibus legislation signed by President Trump on December 27, 2020, this clinical superiority requirement applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by FDA.

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

•

Regenerative advanced therapy. With passage of the Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

Specifically, the new Regulation aims at simplifying and streamlining the approval of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval of a clinical trial to a reporting EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials. As of January 1, 2021, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2021.

Parties conducting certain clinical studies must, as in the U.S., post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

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

After an investigational candidate has been selected for PRIME, developers are assigned a rapporteur from the Committee for Human Medicinal Products, or CHMP, to provide continuous support and help to build knowledge ahead of a marketing authorization application, or MAA. A multidisciplinary group of experts will provide broader guidance on the overall development plan and regulatory strategy of the product. Companies are also eligible for accelerated assessment at the time of their regulatory application.

Pediatric Studies

Applicants developing a new medicinal product must agree upon a Pediatric Investigation Plan, or PIP, with the EMA’s pediatric committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date.

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

Pediatric Exclusivity

Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) even where the trial results are negative. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom, as the United Kingdom legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom in the long-term. The United Kingdom Medicines and Healthcare products Regulatory Agency has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the United Kingdom’s regulatory position on medicinal products evolves over time.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the GDPR, achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under the GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like a European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021.  This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the 27 EU member states and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

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

Amendments to the Sunshine Act, which went into effect as of January 1, 2021 now includes as “covered recipients” physician assistants and advance practice registered nurses (nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives). Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Health Care Reform Law, which, among other things, includes changes to the coverage and payment for products under government health care programs.  In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act.  The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Health Care Reform Law-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform Law, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”  These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the Health Care Reform Law, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Health Care Reform Law is an essential and inseverable feature of the Health Care Reform Law, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Health Care Reform Law are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the Health Care Reform Law is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the Health Care Reform Law.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020.  On February 10, 2021, the Biden Administration withdrew the United States Department of Justice’s support for this lawsuit.  A ruling by the Court is expected sometime this year. Litigation and legislation over the Health Care Reform Law are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the Health Care Reform Law, including  directing federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the Health Care Reform Law that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the Health Care Reform Law; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.  To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Human Capital

In January 2020, we announced a reduction in workforce by approximately one third as part of a strategic plan designed to create a leaner company focused on advancing SGT-001. As of December 31, 2020, we employed 70 full-time employees, including 55 in research and development and 15 in general and administrative positions. Twenty of our employees hold Ph.D. or M.D. degrees.

We recognize that attracting, motivating and retaining talented employees is vital to our success. We value the health and wellness of our employees and their families. It is our goal to deliver innovative programs that provide choice, quality and value. We aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. Our success also depends on our ability to attract, engage and retain a diverse group of employees. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation and benefits packages.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. We offer a comprehensive benefits program that provides resources to help employees manage their health, finances, and life outside of work.

Corporate Information

Our principal executive offices are located at 141 Portland Street, Fifth Floor, Cambridge, Massachusetts 02139 and our telephone number is (617) 337-4680. Our website address is www.solidbio.com. The information contained in, or accessible through, our website does not constitute a part of this Annual Report on Form 10-K.

We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A	Risk Factors.

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

Since inception, we have incurred significant net losses. Our net loss was $88.3 million for the year ended December 31, 2020. Our net losses were $117.2 million, $74.8 million and $53.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2020, we had an accumulated deficit of $404.6 million. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001 and our other product candidates. In addition, if we obtain marketing approval for SGT-001 and our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also incur additional costs associated with operating as a public company. While we believe that our cash and cash equivalents as of December 31, 2020 will be sufficient to fund our operating expenses and capital requirements into the first quarter of 2022, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.  In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of SGT-001 and our other product candidates.

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

The report from our independent registered public accounting firm for the year ended December 31, 2020 includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

The ongoing COVID-19 pandemic may affect our ability to initiate, resume and complete current or future preclinical studies or clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic may continue to adversely impact economies worldwide, which could result in adverse effects on our business and operations.

The ongoing COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

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

We may also face difficulties recruiting or enrolling patients for our IGNITE DMD or future clinical trials if patients are affected by the COVID-19 virus or are fearful of visiting or traveling to clinical trial sites because of the outbreak. For example, we experienced a few missed or postponed patient visits due to site closures early in the COVID-19 pandemic. Two one-year biopsies were also postponed, but we expect those to be completed in the near term. As trial sites and families have developed strategies for safety during the pandemic, we have not seen missed or postponed visits in recent months.

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

In November 2019, the FDA placed a clinical hold on SGT-001 following a serious adverse event in IGNITE DMD. The third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event deemed related to the study drug that was characterized by complement activation, thrombocytopenia, decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency.  In October 2020, the FDA lifted the clinical hold placed on IGNITE DMD. In connection with the lifting of the clinical hold, we are reducing the maximum weight of the next two patients dosed in IGNITE DMD to 18 kg per patient. Additionally, to mitigate the risk of serious drug-related adverse events, we have amended the IGNITE DMD clinical protocol to include the prophylactic use of both anti-complement inhibitor eculizumab and C1 esterase inhibitor, and increase the prednisone dose in the first month post dosing; however, we cannot guarantee that similar events will not happen in the future.  In addition, the use of dual complement inhibition as part of the risk mitigation strategy is untested in this disease and may pose additional, unknown risk. Even though the FDA lifted the clinical hold, additional preclinical studies or clinical trials involving SGT-001, further amendments to the SGT-001 enrollment criteria and/or clinical trial protocol or changes to our manufacturing process may be needed, which may prove difficult to implement and/or complete. In such instance, our progress in the development of SGT-001 may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business, and our stock price would likely decline. Furthermore, even though the FDA lifted the clinical hold, we may nonetheless face difficulties in recruiting patients to enroll in or retaining patients in IGNITE DMD if patients or their caregivers are affected by the COVID-19 virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the COVID-19 pandemic.

In addition, we may not be able to obtain institutional review board committee, or IRB, or data safety monitoring board committee approvals for IGNITE DMD as a result of the clinical hold or any related risks, which could further delay our ability to open new trial sites and enroll patients into the clinical trial. Any delay in enrolling patients or inability to continue or complete our clinical trial of SGT-001, as a result of the now lifted clinical hold or otherwise, will delay or terminate our clinical development plans for SGT-001, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for SGT-001. Delays in the completion of any clinical trial of SGT-001 or any other product candidate will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of SGT-001 or our other product candidates.

SGT-001 is a gene transfer candidate based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. To our knowledge, only a limited number of gene transfer products have been approved for commercialization in the United States and the European Union.

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

In addition, the product specifications and the clinical trial requirements of the FDA, the European Commission, the European Medicines Agency, or the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. The regulatory approval process for novel product candidates such as ours is unclear and can be more expensive and take longer than for other, better known or more extensively studied product candidates. To our knowledge, only a limited number of gene transfer products have been approved for commercialization in the United States and the European Union. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for SGT-001 in either the United States or the European Union. Approvals by the European Commission may not be indicative of what the FDA may require for approval and vice versa.

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

Preliminary or interim data that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may announce or publish preliminary or interim data from clinical trials. Positive preliminary or interim data may not be predictive of such trial’s subsequent or overall results. Preliminary or interim data are subject to the risk that one or more of the outcomes may materially change as more data become available. Additionally, preliminary or interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Therefore, positive preliminary or interim data in any ongoing clinical trial may not be predictive of such results in the completed trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. As a result, preliminary or interim data that we report may differ from future results from the same clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, preliminary or interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to preliminary or interim data could significantly harm our business prospects.

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
•

delays as a result of the COVID-19 pandemic or from the outbreak of another pandemic or contagious disease or other global instability could delay IGNITE DMD, or the commencement or rate of completion of any other clinical trial; or

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

In November 2019, the FDA placed our IGNITE DMD clinical trial of SGT-001 on clinical hold following our report of a serious adverse event in the clinical trial. In April 2020, we submitted a response to the FDA, that included changes to the clinical protocol designed to potentially enhance patient safety, as well as information related to improvements to our manufacturing process. The FDA responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process. In June 2020, we submitted a response to the FDA that provided data and analyses related to improvements to our manufacturing process. In July 2020, we announced that the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on the total viral load to be administered per patient. In October 2020, we announced that the FDA lifted the clinical hold placed on the IGNITE DMD clinical trial. In connection with the lifting of the clinical hold, we are reducing the maximum weight of the next two patients dosed in IGNITE DMD to 18 kg per patient, and we may face difficulties in recruiting and enrolling such patients. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Further, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have various consequences, including:

•	restrictions on such products, manufacturers or manufacturing processes;
•	restrictions and warnings on the labeling or marketing of a product;
•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;
•	warning letters or untitled letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	damage to relationships with any potential collaborators;
•	unfavorable press coverage and damage to our reputation;
•	refusal to permit the import or export of our products;
•	product seizure;
•	injunctions or the imposition of civil or criminal penalties; or
•

litigation involving patients using our products. Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to drug manufacturers or quality assurance standards applicable to medical device manufacturers, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, any contract manufacturers we may engage in the future, our future collaborators and their contract manufacturers will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to clinicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product such as the requirement to implement a REMS

Even if we obtain and maintain approval for SGT-001 or our other product candidates from the FDA, we may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and adversely affect our business.

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

The passage of the 21st Century Cures Act in December 2016 extended the Rare Pediatric Disease Priority Review Voucher Program, authorizing the FDA to award vouchers through September 30, 2022, for drugs with rare pediatric disease designation granted by September 30, 2020. On September 30, 2020, Congress provided a short-term extension of the Priority Review Voucher Program. On December 27, 2020, the Rare Pediatric Disease Priority Review Voucher Program was further extended. Under the current statutory sunset provisions, after September 30, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers.  If we do not obtain approval of a BLA by these dates, and if the Rare Pediatric Disease Priority Review Voucher Program is not further extended by congressional action, we may not receive a Priority Review Voucher.

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

For example, we are aware of several companies and research institutions focused on developing systemic gene transfers for Duchenne, including Pfizer Inc., with a product candidate currently in Phase III clinical development, and Sarepta Therapeutics, Inc., with a product candidate currently in Phase I/II clinical trial development.

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

Until such time, if ever, as we establish a manufacturing facility that has been properly validated to comply with FDA cGMP requirements, we will not be able to independently manufacture material for our current and future clinical programs. For clinical trials of SGT-001, we are utilizing, and expect to continue to utilize, materials manufactured by cGMP-compliant third-party suppliers Even following our potential establishment of a validated cGMP manufacturing facility, we intend to utilize third-party manufacturing capabilities in order to provide multiple sources of supply. In the event that the establishment of our own manufacturing facility is delayed or not otherwise pursued and if these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture SGT-001 in accordance with regulatory requirements or if there are disagreements between us and these third-party manufacturers, we may not be able to complete, or may be delayed in completing, the clinical trials required for approval of SGT-001. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates.

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

To our knowledge, only a limited number of gene transfer products have been approved for coverage and reimbursement by the Centers for Medicare & Medicaid Services, or the CMS, the agency responsible for administering the Medicaid program. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products either in the United States or the European Union. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union member states and vice versa. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for SGT-001 and our other product candidates.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement.  The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom or the European Union and would restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or European Union for any product candidates, which could significantly and materially harm our business.

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

In addition to legislative changes resulting from the passage of the Health Care Reform Law, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the Health Care Reform Law, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision of the Health Care Reform Law, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the Health Care Reform Law, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Health Care Reform Law are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the Health Care Reform Law is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the Health Care Reform Law.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020.  On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the Health Care Reform Law.  A ruling by the Court is expected sometime this year.  It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the Health Care Reform Law will impact the Health Care Reform Law and our business. Litigation and legislation over the Health Care Reform Law are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the Health Care Reform Law, including directing federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this Executive Order, federal agencies are directed to re-examine policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the Health Care Reform Law that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the Health Care Reform Law; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

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

With enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Health Care Reform Law-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform Law, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the Health Care Reform Law.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States.  To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products.  To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction.  It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, be precluded from developing manufacturing and selling certain products outside the United States or be required to develop and implement costly compliance programs, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010, or Bribery Act, the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The Bribery Act, FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Compliance with the FCPA, in particular, is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

We may in the future operate in jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. If we expand our operations outside of the United States, we will need to dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. In addition, various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The Securities and Exchange Commission also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by United Kingdom, U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

Our executive officers and directors and principal stockholders, in the aggregate, own shares representing approximately 40.9% of our capital stock as of February 16, 2021. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

In July 2019 and December 2020, we completed private placements of shares of our common stock and  pre-funded warrants to purchase shares of our common stock to several accredited investors.  We have filed, or have agreed to file, a registration statement covering the resale of these shares by the purchasers in these private placements and have agreed to keep such registration statements effective until the date the shares covered by the respective registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act.

In addition, we have filed registration statements registering all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to black-out periods and volume limitations applicable to affiliates.

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

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being permitted to provide only two years of audited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; not being required to furnish a contractual obligations table in “Management's Discussion and Analysis of Financial Condition and Results of Operations”; and not being required to furnish a stock performance graph in our annual report.

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in our filings with the Securities and Exchange Commission. In particular, we have not included all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC or a smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from January 26, 2018 (the first date that shares of our common stock were publicly traded) through December 31, 2020. The comparison assumes $100 was invested after the market closed on January 26, 2018 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among The Nasdaq Composite Index, The Nasdaq Biotechnology Index and Solid Biosciences Inc.

Holders

As of February 16, 2021, we had approximately 56 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

On November 20, 2020, we issued a warrant to purchase 30,000 shares of our common stock, or the Warrant, to a consultant in consideration for services provided by the consultant.  The Warrant is exercisable at an exercise price of $3.29 per share and expires on November 19, 2030.  The shares issuable upon exercise of the Warrant vest on a monthly basis over six months from the date of grant.  We offered and sold the Warrant pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

Except as set forth above, we did not sell any securities, during the year ended December 31, 2020 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b‑2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required under this item.

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

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $88.3 million, $117.2 million and $74.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $404.6 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

In October 2020, we entered into a collaboration and license agreement, or the Collaboration Agreement, with Ultragenyx Pharmaceutical Inc., or Ultragenyx, pursuant to which we granted Ultragenyx an exclusive worldwide license under certain intellectual property rights controlled by us to make, have made, use, distribute, offer for sale, sell, import and export, including to research, develop, modify, enhance, improve, register, distribute, commercialize, or otherwise dispose of AAV8 or other clade E AAV variant pharmaceutical products that express our MD5 nNOS binding domain form of microdystrophin protein for the diagnosis, treatment, cure, mitigation or prevention of Duchenne and other disease indications resulting from a lack of functional dystrophin, including Becker muscular dystrophy. On a product by product basis, we have the option to fund 30% of the development costs in the United States and European Union and share 30% of the net income and net losses on net sales of such Licensed Product in the United States and European Union. In connection with the execution of the Collaboration Agreement, we also entered into a stock purchase agreement with Ultragenyx, pursuant to which we issued and sold 7,825,797 shares of our common stock to Ultragenyx for an aggregate purchase price of approximately $40 million.

In December 2020, we completed a private placement of shares of common stock resulting in net proceeds to us of $86.2 million, after deducting offering costs.

During the year ended December 31, 2020, we sold 6,309,632 shares pursuant to a sales agreement, dated March 13, 2019, or the ATM Sales Agreement, by and between us and Jefferies LLC, or Jefferies, resulting in net proceeds of $23.2 million.

As of December 31, 2020, we had cash and cash equivalents of $154.7 million. Based upon our current and projected cash flow, we note there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all.  In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. We believe that our cash and cash equivalents as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

The ongoing COVID-19 pandemic has caused federal, state, and local governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restriction and bans, heightened border scrutiny and other measures. We are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention as well as federal, state, and local governments regarding working-from-home practices for non-essential employees. As a result, we have modified our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19. The full extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments that are highly uncertain, including the length and severity of this pandemic, the actions taken to contain it or treat its impact and the impact on our clinical development, employees, vendors and suppliers, all of which are uncertain and cannot be predicted. We will continue to monitor the situation closely.

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

Financial operations overview

Revenue

We have not generated any revenue to date and do not expect to generate any revenue from the sale of our products for the next few years, if ever. If our development efforts for SGT-001 or our other product candidates are successful and result in marketing approval, we may generate revenue in the future from product sales. In October 2020, we executed the Collaboration Agreement and we expect to recognize revenue in 2021.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
SGT-001	$29,526	$45,281	$29,033
Other product candidates	3,114	4,941	3,506
Unallocated research and development expenses
Personnel related expenses	22,009	29,372	18,511
External expenses	10,232	15,143	6,915
Total unallocated research and development expenses	32,241	44,515	25,426
Total research and development expenses	$64,881	$94,737	$57,965

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

Income taxes

We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements but have not been reflected in taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value.

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

Revenue Recognition

As discussed in Note 2 to our consolidated audited financial statements appearing at the end of this prospectus, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”) as of January 1, 2017. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the contract(s) with the customer, (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

When optional goods or services are offered, we assess the options to determine whether the options grant the customer a material right. This determination includes whether the option is priced at an amount that the customer would not have received without entering into the contract. If we conclude the option conveys a material right, it is accounted for as a separate performance obligation. In identifying performance obligations in a contract, we identify those promises that are distinct. Promised goods or services are considered distinct when the customer can benefit from the goods or services on their own, or together with readily available resources, and the goods or services are separately identifiable from other promises in the contract. If a promise is not distinct, it is combined with other promises in the contract until the combined group of promises is capable of being distinct.

We estimate the transaction price based on the amount of consideration we expect to receive for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, we evaluate the amount of the potential payments and the likelihood that the payments will be received. If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price. For contracts that include sales-based royalties for licensed compounds, we recognize revenue at the date when the related sales occur. Finally, we determine whether the contract contains a significant financing component by analyzing the promised consideration relative to the standalone selling price of the promised goods and services and the timing of payment relative to the transfer of the promised goods and services. At each reporting date, we reassess the transaction price and probability of achievement of the performance obligations and the associated constraints on transaction price. If necessary, we adjust the transaction price, recording a cumulative catch-up based on progress for the amount that was previously constrained.

Revenue is recognized when (or as) control of a performance obligation is transferred to the customer. When combined performance obligations contain a promised license and related services or other promises, management judgment is required to determine the appropriate timing of revenue recognition. In doing so, we must identify the predominant promise or promises in the contract to determine whether revenue is recognized at a point in time or over time. If over time, we must determine the appropriate measure of progress. If a license is deemed to be the predominant promise in a performance obligation, we must determine the nature of the license, whether functional or symbolic intellectual property, to conclude whether point-in-time or over-time revenue recognition is most appropriate. The determination of functional or symbolic intellectual property requires an assessment of whether the customer is able to exploit and benefit from the license in its current condition, or if the utility of the license is dependent on or influenced by our ongoing activities or being associated with us.

At each reporting date, we calculate the measure of progress for the performance obligations transferred over time. The calculation generally uses an input measure based on costs incurred to-date relative to estimated total costs to complete the transfer of the performance obligation. The measurement of progress is then used to calculate the total revenue earned, including any cumulative catch-up adjustment.

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

Equity-based compensation

In connection with the completion of our initial public offering, we adopted the 2018 Omnibus Incentive Plan, or the 2018 Plan, which provides for the issuance of share-based awards, including options to purchase common stock. The 2018 Plan provides for the awarding of up to 5,001,000 shares of common stock for equity awards. On June 16, 2020, our stockholders approved the 2020 Equity Incentive Plan or the “2020 Plan” which consists of (i) 3,000,000 shares of common stock and (ii) additional shares of common stock (up to 4,879,025) as is equal to (i) the number of shares reserved under the 2018 Plan that remained available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by our stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right.

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

Results of operations

Comparison of the years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,		Increase
	2020	2019	(decrease)
(in thousands)
Revenue	$-	$-	$-
Operating expenses:
Research and development	64,881	94,737	(29,856)
General and administrative	21,581	24,581	(3,000)
Restructuring expense	1,944	-	1,944
Total operating expenses	88,406	119,318	(30,912)
Loss from operations	(88,406)	(119,318)	30,912
Other income (expense):
Interest income	115	1,580	(1,465)
Other income	1	515	(514)
Total other income (expense)	116	2,095	(1,979)
Net loss	$(88,290)	$(117,223)	$28,933

Research and development expenses

	For the Year Ended December 31,		Increase
	2020	2019	(decrease)
(in thousands)
SGT-001	$29,526	$45,281	$(15,755)
Other product candidates	3,114	4,941	(1,827)
Unallocated research and development expenses
Personnel related expenses	22,009	29,372	(7,363)
External expenses	10,232	15,143	(4,911)
Total unallocated research and development expenses	32,241	44,515	(12,274)
Total research and development expenses	$64,881	$94,737	$(29,856)

Research and development expenses for the year ended December 31, 2020 were $64.9 million, compared to $94.7 million for the year ended December 31, 2019. The decrease of $29.9 million in research and development costs was due to a decrease in unallocated research and development costs of $12.3 million primarily due to a reduction in personnel and facility related expenses as a result of the restructuring that occurred in January 2020, and a $15.8 million decrease in costs related to our lead product candidate SGT-001 driven by a reduction in manufacturing costs of $17.3 million partially offset by an increase in clinical costs of $1.5 million primarily driven by clinical consulting costs.  The reduction in research and development was also driven by a $1.8 million decrease in costs related to other product candidates as we focused on advancing SGT-001.

General and administrative expenses

General and administrative expenses were $21.6 million for the year ended December 31, 2020, compared to $24.6 million for the year ended December 31, 2019. The decrease of $3.0 million was due to a decrease in personnel related expenses of $2.9 million partially due to the restructuring that occurred in January 2020 and a net decrease in corporate expenses of $0.1 million.

Restructuring charges

During the year ended December 31, 2020, we recorded charges of $1.9 million related to severance and other employee-related costs. We paid approximately $1.9 million during the year ended December 31, 2020 and expect to pay approximately $62 thousand during the first quarter of 2021.

Interest income

Interest income was $0.1 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively. The decrease in interest income was due to a reduction of available-for-sale securities included within our portfolio.

Other income

Other income for the year ended December 31, 2020 was $0.1 million compared to $0.5 million for the year ended December 31, 2019. Other income relates to contributions from charitable organizations. We do not expect these contributions to significantly increase in future periods.

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

Research and development expenses for the year ended December 31, 2019 were $94.7 million, compared to $58.0 million for the year ended December 31, 2018. The increase of $36.8 million in research and development costs was due to an increase in total unallocated research and development costs of $19.1 million primarily due to personnel and facility related expenses, including costs incurred to operate our lab facility, a $16.2 million increase in costs related to our lead product candidate SGT-001 driven by higher clinical development and manufacturing activities of $13.2 million and contract cancellation fees of $3.0 million as well as $1.4 million increase in costs related to our other product candidates.

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

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred units and our initial public offering as well as private placements of shares of our common stock and pre-funded warrants to purchase shares of our common stock. Through December 31, 2020, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, an aggregate of $129.1 million of net proceeds from the sale of our common stock after deducting underwriting discounts and commission and offering expenses in our initial public offering, an aggregate $144.1 million of net proceeds, after deducting offering costs, from our July 2019 and December 2020 private placements, and approximately $40 million from our sale of common stock to Ultragenyx.

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

In October 2020, we entered into the Collaboration Agreement with Ultragenyx. In connection with the execution of the Collaboration Agreement, we also entered into a stock purchase agreement with Ultragenyx, pursuant to which we issued and sold 7,825,797 shares of our common stock to Ultragenyx for an aggregate purchase price of approximately $40 million.

On December 15, 2020, we issued and sold in a private placement 24,324,320 shares of our common stock at a price per share of $3.70. We received $86.2 million of net proceeds from the private placement after deducting offering costs.

In March 2019, we entered into the ATM Sales Agreement under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $50.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the year ended December 31, 2020, we sold 6,309,632 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $23.2 million.

As of December 31, 2020, we had cash and cash equivalents of $154.7 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year Ended December 31,
	2020	2019	2018
(in thousands)
Cash used in operating activities	$(56,599)	$(92,714)	$(70,197)
Cash provided by (used in) investing activities	6,600	24,516	(26,762)
Cash provided by financing activities	128,700	57,875	131,507
Net increase (decrease) in cash and cash equivalents	$78,701	$(10,323)	$34,548

Operating activities

During the year ended December 31, 2020, operating activities used $56.6 million of cash, primarily resulting from our net loss of $88.3 million offset by non-cash charges of $15.5 million due primarily to equity-based compensation of $11.6 million and depreciation expense of $3.9 million as well as cash provided by changes in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities included a decrease in accounts payable, accrued expenses and non-current liabilities of $4.6 million due to the timing of payments and an increase in deferred revenue of $20.7 million as a result of the Ultragenyx Collaboration Agreement. Net cash provided by changes in our operating assets and liabilities also consisted primarily of an increase in prepaid expenses and other assets of $0.1 million which was primarily due to an increase in prepayments related to research and development activities.

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

Investing activities

During the year ended December 31, 2020, investing activities provided $6.6 million of cash, consisting primarily of net proceeds on the sale and maturity of available-for-sale securities partially offset by purchases of property and equipment.

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

Financing activities

During the year ended December 31, 2020, net cash provided by financing activities was $128.7 million, due to the net proceeds from our private placement of shares of our common stock that we completed in December 2020 and sales under the ATM Sales Agreement as well as proceeds from the issuance of common stock to Ultragenyx.

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

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to SGT-001. In addition, we expect to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•	continue to enroll patients in IGNITE DMD and continue clinical development of SGT-001;
•	move other product candidates into clinical trials;
•	continue research and preclinical development of our other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our activities;
•	acquire or in-license other drugs, technologies and intellectual property;
•	fund a portion of the development or commercialization of products in collaboration with Ultragenyx pursuant to the Collaboration Agreement; and
•	add operational, financial and management information systems and personnel.

 As of December 31, 2020, we had cash and cash equivalents of $154.7 million. We believe that our existing cash and cash equivalents as of December 31, 2020 will be sufficient to fund our operating expenses and capital requirements into the first quarter of 2022. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all.  In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

We are supplying, and expect to continue to supply, our clinical development program for SGT-001 with drug product produced at a cGMP compliant facility located at one of our Contract Development Manufacturing Organization partners. We intend to establish the capability and capacity to supply SGT-001 at commercial scale from multiple sources.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations at December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease commitments (1)	$5,332	$2,444	$2,110	$778	$-
Finance lease commitments (2)	852	276	576	-	-
Unconditional purchase commitments (3)	2,066	1,013	1,053	-	-
Total	$8,250	$3,733	$3,739	$778	$-

(1)	Represents minimum payments due for our leases of office and laboratory space in Cambridge, Massachusetts.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, cash equivalents consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages and positions of our current executive officers and directors as of March 15, 2021.

Name	Age	Position(s) held
Executive Officers
Ilan Ganot	47	Co-founder, President, Chief Executive Officer and Director
Erin Powers Brennan	50	Chief Legal Officer
Stephen DiPalma	62	Interim Chief Financial Officer and Treasurer
Carl Morris, Ph.D.	51	Chief Scientific Officer
Joel Schneider, Ph.D.	36	Chief Operating Officer
Non-Employee Directors
Ian Smith	54	Chairman of the Board of Directors
Matthew Arnold	51	Director
Martin Freed, M.D., F.A.C.P.	60	Director
Robert Huffines	55	Director
Clare Kahn	69	Director
Georgia Keresty	59	Director
Adam Koppel, M.D., Ph.D.	51	Director
Sukumar Nagendran, M.D.	55	Director
Rajeev Shah	43	Director
Adam Stone	41	Director
Lynne Sullivan	54	Director

Executive officers

Ilan Ganot is one of our founders and has served as our Chief Executive Officer and as a member of our board of directors since our inception in 2013. Mr. Ganot has served as our President since June 2018. Previously, Mr. Ganot served as an investment banker at JPMorgan Chase & Co., a leading global financial services firm, from September 2011 to September 2013. From October 2008 to August 2011, Mr. Ganot served as a banker at Nomura Securities Co., Ltd., a securities and investment banking company, and from September 2003 to September 2008, at Lehman Brothers, a global financial services firm. Mr. Ganot received his M.B.A. from London Business School and holds law and business degrees from the Interdisciplinary Center in Herzliya, Israel. Mr. Ganot also practiced corporate law in Israel and was a Captain in the Israeli Defense Forces. He is qualified to serve on our board of directors because of his personal dedication to improving treatments available for Duchenne patients and his extensive leadership experience.

Erin Powers Brennan has served as our Chief Legal Officer and Secretary since March 2021. Prior to joining Solid, she served as Senior Vice President, General Counsel and Secretary at Covetrus, a publicly traded, global animal health pharmacy, technology, and services company from 2019 to 2020 and previously the General Counsel, Vets First Choice from 2018 to 2019, before it merged with Covetrus. Previously, she was a partner at Morgan, Lewis & Bockius, where she worked from 2013 to 2018. Ms. Brennan holds a J.D. from Boston College Law School, an M.A. in Law and Diplomacy from The Tufts University Fletcher School, and a B.A. in Government and Latin American Studies from Scripps College.

Stephen DiPalma has served as our Interim Chief Financial Officer and Treasurer since January 2021. He is currently a managing director of Danforth Advisors, LLC, a financial consultancy firm that specializes in working with life sciences companies. Prior to, and during his tenure at Danforth, Mr. DiPalma has served as Chief Financial Officer to a number of public companies, in addition to many private companies in various stages of development. Immediately prior to joining Danforth in 2014, he served as Chief Financial Officer at Forum Pharmaceuticals from 2009 to 2014. He holds a Bachelor of Science from the University of Massachusetts and a master’s in business administration from Babson College.

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

Joel Schneider, Ph.D. has served as our Chief Operating Officer since March 2021. Prior to this role, Dr. Schneider served as the Chief Technology Officer and Head of Exploratory Research and Development from 2017 to 2021. Dr. Schneider also served as an Analyst from March 2014 to March 2015, a Director from March 2015 to January 2017 and our Vice President of Research and Development from January 2017 to June 2017. Prior to joining us, Dr. Schneider completed a postdoctoral fellowship at Harvard University in the Department of Stem Cell and Regenerative Biology from January 2013 to 2014. He holds a Ph.D. in Cell Biology and Molecular Medicine from Rutgers University and a B.A. in Biology from Brandeis University.

Non-employee directors

Ian F. Smith has served as a member of our board of directors since April 2020. Mr. Smith has served as a consultant to us since February 2020. Mr. Smith previously served as Executive Vice President and Chief Operating Officer of Vertex Pharmaceuticals, a public biotechnology company, from September 2017 to January 2019 and prior to that served as Chief Financial Officer from October 2001 to September 2017. Prior to joining Vertex in 2001, Mr. Smith served as a partner in the Life Science and Technology Practice of Ernst & Young LLP, an accounting firm. Mr. Smith currently serves as director and Executive Chair of the board of ViaCyte, Inc., a private biotechnology company and also serves on the board of AavantiBio, Inc., and is a Senior Advisor to Bain Capital Life Sciences. Previously, Mr. Smith served on the board of directors of Acorda Therapeutics, Inc., and Infinity Pharmaceuticals, both public biotechnology companies, as well as other private biotechnology companies. He received a B.A. with honors in accounting and finance from Manchester Metropolitan (UK). Mr. Smith is qualified to serve on our board of directors because of his more than 20 years of finance and broad operating experience for public companies in the biopharmaceutical industry.

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

Martin Freed, M.D., F.A.C.P., has served as a member of our board of directors since June 2018. Dr. Freed has served as an independent consultant to several private pharmaceutical, biotechnology, and healthcare companies, specializing in clinical and general pharmaceutical development and clinical and regulatory strategy since February 2015. He co-founded and served as chief medical officer of Civitas Therapeutics, Inc., a biopharmaceutical company acquired by Acorda, from December 2010 to October 2014, and as senior vice president, clinical development of Acorda from October 2014 through January 2015. He has also served as chief medical officer at Adnexus Therapeutics, Inc. (acquired by Bristol-Myers Squibb) and Vitae Pharmaceuticals, Inc.  Dr. Freed spent nearly 14 years at GlaxoSmithKline and its predecessor, SmithKline Beecham Pharmaceuticals or SmithKline Beecham, where he served numerous roles including vice president, clinical development and medical affairs in the metabolism therapeutic area. Dr. Freed currently serves on the board of directors of Dicerna Pharmaceuticals, Inc. and of Sojournix, Inc. Dr. Freed has been Board Certified in Internal Medicine, Nephrology and Clinical Pharmacology. He performed his internal medicine residency at Temple University Hospital and nephrology fellowship at Yale-New Haven Hospital. A Fellow of the American College of Physicians, Dr. Freed received a B.S. with distinction in biology from the University of Delaware and an M.D. from Pennsylvania State University’s College of Medicine.  Dr. Freed is qualified to serve on our board of directors because of his extensive leadership experience, his public company board experience and his experience working in the healthcare sector.

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

Clare Kahn, Ph.D. has served as a member of our board of directors since March 2021. Dr. Kahn has served as R&D Strategy Officer at X-VAX Technology Inc. (“X-VAX”), a biotechnology company developing vaccines against pathogens acquired by mucosal infection, since October 2019. She served as Chief Regulatory and Preclinical Development Officer at X-VAX from October 2018 to October 2019. Dr. Kahn has also been the president of Clare Kahn Pharma Consulting LLC, through which she provides consulting services on regulatory strategy since June 2016. Dr. Kahn was previously Vice President, Worldwide Regulatory Strategy, Global Innovative Pharma at Pfizer from January 2014 to June 2016 and Vice President, Worldwide Regulatory Strategy, Specialty Care Business at Pfizer from June 2010 to December 2013. Prior to Pfizer, she was Vice President of Regulatory Affairs at GlaxoSmithKline from 1999 to 2010. Dr. Kahn has a Ph.D. in Biochemical Pharmacology from The Royal Postgraduate Medical School, London and served as Assistant Professor of Pharmacology and of Pathology and Laboratory Medicine at The University of Pennsylvania from 1981-1985. Dr. Kahn is qualified to serve on our board of directors because of her extensive leadership experience and her experience working in the healthcare sector.

Georgia Keresty, Ph.D. has served as a member of our board of directors since March 2021. Dr. Keresty has served as a senior advisor to Takeda, a global research and development driven biopharmaceutical company, since 2021. She served as the R&D chief operating officer of Takeda from 2017 to 2020. From 2003 to 2017 and from 1997 to 1999, she was an executive at Johnson & Johnson. From 1999 to 2003 and from 1983 to 1997, she held roles at Bristol-Myers Squibb Company and Novartis Pharmaceuticals Corporation, respectively. Dr. Keresty holds BSc degrees in Chemical Engineering and Computer Science from Clarkson University and Ramapo College of New Jersey, an M.S. degree in Information Systems from Pace University, an MBA in Operations Management from Rutgers University, a Ph.D. in Operations Management from Rutgers University, and an MPH in Global Health Leadership from the University of Southern California. Dr. Keresty is qualified to serve on our board of directors because of her extensive leadership experience and her experience working in the healthcare sector.

Adam Koppel, M.D., Ph.D., has served as a member of our board of directors since October 2017. Dr. Koppel rejoined Bain Capital, a global investment firm, in 2016 as a Managing Director of Bain Capital Life Sciences. He initially joined Bain Capital Public Equity in 2003 where he was a leader within the healthcare sector until mid-2014. During the period from mid-2014 to mid-2016, Dr. Koppel worked at Biogen Inc., or Biogen, a biotechnology company, where he served as EVP of Corporate Development and Chief Strategy Officer. Prior to joining Bain Capital in 2003, Dr. Koppel was an Associate Principal at McKinsey & Co., a management consulting firm, where he served a variety of healthcare companies. Dr. Koppel currently serves on the board of directors of Aptinyx Inc., Cerevel Therapeutics LLC, Dicerna Pharmaceuticals, Inc., Foghorn Therapeutics Inc., and ViaCyte, Inc. Previously, Dr. Koppel served of the board of directors of Trevena Inc. and PTC Therapeutics, Inc.  Dr. Koppel received an M.D. and Ph.D. in Neuroscience from the University of Pennsylvania School of Medicine. He also received an M.B.A. from The Wharton School at the University of Pennsylvania, where he was a Palmer Scholar. He graduated magna cum laude from Harvard University with an A.B. and A.M. in History and Science. Dr. Koppel is qualified to serve on our board of directors because of his extensive leadership experience, his public company board experience and his experience working in the healthcare sector.

Sukumar Nagendran, M.D., has served as a member of our board of directors since September 2018. Since February 2020, Dr. Nagendran has served as Chief Medical Officer of an unnamed biopharmaceutical holding company.  Prior to that, he was most recently the Chief Medical Officer & Senior Vice President of AveXis Inc., a clinical-stage gene therapy company, or AveXis, from September 2015 to July 2018, prior to the company’s acquisition by Novartis.  Prior to AveXis, Dr. Nagendran was Vice President of Medical Affairs of Quest Diagnostics, a provider of diagnostic information services, from March 2013 to September 2015.  Prior to Quest Diagnostics, Dr. Nagendran held key leadership positions at Pfizer, Novartis, Daiichi Sankyo, and Reata Pharmaceuticals.  Prior to moving to the biotech industry, Dr. Nagendran practiced internal medicine, with a focus on diabetes and cardiovascular disease. He is a Mayo Alumni Laureate and founding member of the Robert Wood Johnson Legacy Society. He is also the sponsor for the Fonseca-Nagendran Scholar award at the American Diabetes Association to enhance research in minority populations. Dr. Nagendran received his undergraduate degree in Biochemistry from Rutgers University and his M.D. from Rutgers Medical School and trained in Internal Medicine at Mayo Clinic, Rochester.  Dr. Nagendran is qualified to serve on our board of directors because of his extensive leadership experience and his experience working in the healthcare sector.

Rajeev Shah has served as a member of our board of directors since March 2017. Mr. Shah has been a managing partner at RA Capital Management, L.P., a multi-stage investment manager dedicated to evidence-based investing in public and private healthcare and life science companies that are developing drugs, medical devices, and diagnostics, since 2004. Mr. Shah is also a member of the board of directors of Kala Pharmaceuticals, Inc., Satsuma Pharmaceuticals, Inc. and Black Diamond Therapeutics, Inc., each a public biopharmaceutical company.  Mr. Shah was previously a member of the board of directors of Eidos Therapeutics, Inc., KalVista Pharmaceuticals, Inc. and Ra Pharmaceuticals, Inc., all public pharmaceutical companies. Mr. Shah received a B.A. in Chemistry from Cornell University. Mr. Shah is qualified to serve on our board of directors because of his extensive leadership experience, his public company board experience and his experience investing in life science companies.

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

Lynne Sullivan has served as a member of our board of directors since November 2015. Ms. Sullivan has served as the Chief Financial Officer for UNITY Biotechnology, Inc., a biotechnology company, since August 2020.  Prior to that, Ms. Sullivan served as the Chief Financial Officer for Compass Therapeutics, LLC, a biotechnology company, or Compass, from December 2018 to August 2019. Prior to Compass, Ms. Sullivan served as Biogen’s Senior Vice President of Finance from 2016 to December 2018, where she also served as Vice President of Tax and Corporate Finance from February 2015 to March 2016 and Vice President of Tax from April 2008 to February 2015. Ms. Sullivan is currently a member of the board of directors of BiomX Inc., and Inozyme, Inc. all of which are public biopharmaceutical companies.  Ms. Sullivan also serves on the board of Inheris Biopharma, Inc., a private biopharmaceutical company. She received an M.S. in Taxation from Bentley University and a B.S.B.A. from Suffolk University. Ms. Sullivan was a Certified Public Account for over 20 years. Ms. Sullivan is qualified to serve on our board of directors because of her extensive experience in public accounting and financial expertise and her experience working in the healthcare sector.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed for the fiscal year ended December 31, 2020 by Section 16(a) under the Exchange Act, with the exception of a Form 4/A filed by Ilan Ganot on September 14, 2020 to report an option grant to Mr. Ganot’s wife that, at the time of filing the original Form 4 on July 29, 2020, was inadvertently omitted. Ms. Ganot is our employee.

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

Our audit committee’s responsibilities include, among other things:

•	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;
•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from that firm;
•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
•	overseeing our risk assessment and risk management policies;
•	establishing procedures for the receipt and retention of accounting related complaints and concerns;
•	meeting independently with our internal auditing staff, if any, our independent registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions;
•	reviewing on a periodic basis our investment policy; and
•	preparing the audit committee report required by SEC rules.

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

Compensation of our Named Executive Officers

The following information describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers, or the Named Executive Officers. The Named Executive Officers for the year ended December 31, 2020 are:

•	Ilan Ganot, our President and Chief Executive Officer;
•	Carl Morris. Ph.D., our Chief Scientific Officer; and
•	Jennifer Ziolkowski, our former Chief Financial Officer.

Summary Compensation Table

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Restricted Stock Units ($) (2)	Total ($)
Ilan Ganot, President and Chief Executive Officer	2020	535,000	294,250	405,382	246,370	1,481,002
	2019	520,000	193,050	2,622,879	—	3,335,929
Carl Morris, Ph.D., Chief Scientific Officer	2020	391,000	156,400	134,176	542,560	1,224,136
Jennifer Ziolkowski, Chief Financial Officer (3)	2020	391,000	156,400	134,176	542,560	1,224,136

(1)	Represents annual bonuses paid to the Named Executive Officers after the completion of each calendar year at the discretion of our board of directors.
(2)

The amount in this column represents the aggregate grant date fair value of the award as computed in accordance with          Financial Accounting Standard Board Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the award reported in this column are set forth in Note 11 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(3)	Ms. Ziolkowski’s employment terminated on January 31, 2021.

Narrative to Summary Compensation Table

Base Salary. In 2020, we paid our Named Executive Officers base salaries as follows: Mr. Ganot: $535,000; Dr. Morris: $391,000; and Ms. Ziolkowski: $391,000.  For 2021, our board of directors increased the base salary amount for Mr. Ganot to $551,100 and for Dr. Morris to $410,000.

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our Named Executive Officers. None of our Named Executive Officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual Bonus. Our board of directors may, in its discretion, award bonuses to our Named Executive Officers from time to time. Our employment agreements with our Named Executive Officers provide (or provided, in the case of Ms. Ziolkowski) that they will be eligible for annual performance-based bonuses up to a specified percentage of their salary, subject to approval by our board of directors. Performance-based bonuses, which are calculated as a percentage of base salary, are designed to motivate our employees to achieve annual goals based on our strategic, financial and operating performance objectives. From time to time, our board of directors has approved discretionary annual cash bonuses to our Named Executive Officers with respect to their prior year performance.

With respect to 2020, our board of directors awarded discretionary bonuses of $294,250, $156,400 and $156,400 to Mr. Ganot, Dr. Morris and Ms. Ziolkowski, respectively.

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

In January 2020, we granted options to purchase 142,000 shares of our common stock to Mr. Ganot and 47,000 shares of our common stock to each of Dr. Morris and Ms. Ziolkowski. These options vest in equal annual installments over a term of four years from the date of grant.

In January 2020, we also granted restricted stock units with respect to 71,000 shares of our common stock to Mr. Ganot and 23,000 shares of restricted stock to each of Dr. Morris and Ms. Ziolkowski. These restricted stock units vested in equal semi-annual installments over a term of one year from the date of grant. In March 2020 we granted 75,000 shares of restricted stock units to each of Dr. Morris and Ms. Ziolkowski.  These restricted stock units vest in equal annual installments over a term of two years from the date of grant. In June 2020 we granted 75,000 shares of restricted stock units to each of Dr. Morris and Ms. Ziolkowski. These restricted stock units vested in equal semi-annual installments over a term of one year from the date of grant.

In January 2021, we granted options to purchase 438,000 shares of our common stock to Mr. Ganot and 175,000 shares of our common stock to Dr. Morris. These options vest in equal annual installments over a term of four years from the date of grant.

Our employees and executives are eligible to receive stock options and other stock-based awards pursuant to our 2020 Equity Incentive Plan, or the 2020 Plan.

We use stock options to compensate our executive officers in the form of initial grants in connection with the commencement of employment and also at various times, often but not necessarily annually, if we have performed as expected or better than expected. In 2020, we also used restricted stock units to compensation our executive officers.  None of our executive officers is currently party to an employment agreement that provides for automatic award of stock options or restricted stock units. We have granted stock options to our executive officers with time-based vesting. The options that we have granted to our executive officers typically become exercisable as to 25% of the shares underlying the option on the first anniversary of the grant date and as to an additional 25% of the original number of shares underlying the option annually thereafter. Vesting rights cease upon termination of employment and exercise rights cease shortly after termination, except that vesting is fully accelerated upon certain terminations in connection with a change of control and exercisability is extended in the case of death or disability. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including no voting rights and no right to receive dividends or dividend equivalents.

The exercise price of all stock options granted after the closing of our initial public offering is equal to the fair market value of shares of our common stock on the date of grant, which is determined by reference to the closing market price of our common stock on the date of grant.

Employment Agreements

We have entered into employment agreements with each of our Named Executive Officers. The employment agreements set forth the terms of the Named Executive Officers’ compensation, including their base salary, and annual performance bonus opportunity. In addition, the employment agreements provide that, subject to eligibility requirements under the plan documents governing such programs and our policies, the Named Executive Officers are (or were, in the case of Ms. Ziolkowski) entitled, on the same basis as our other employees, to participate in and receive benefits under, any medical, vision and dental insurance policy maintained by us and we will pay, consistent with our then-current employee benefit policy, a portion of the cost of the premiums for any such insurance policy in which the Named Executive Officer elects to participate. Each Named Executive Officer will also be eligible (or was eligible, in the case of Ms. Ziolkowski) to receive paid vacation time, sick time, and Company holidays consistent with our policies as then in effect from time to time and equity awards at such times and on such terms and conditions as the board of directors may determine.  Each Named Executive Officer’s employment is (or was, in the case of Ms. Ziolkowski) at will.

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

Mr. Ganot will remain bound by proprietary rights, non-disclosure, developments, non-competition and non-solicitation obligations pursuant to the restrictive covenants in his existing employment agreement, which provisions shall remain in full force and effect. Under these restrictive covenants, he has agreed not to compete with us during his employment and for a period of one year after the termination of his employment (provided that he is not restricted from promoting treatments for, or endeavoring to cure, Duchenne), not to solicit our employees, consultants, or actual or prospective customers or business relations during his employment and for a period of one year after the termination of his employment, and to protect our confidential and proprietary information indefinitely.

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

Employment Agreement with Jennifer Ziolkowski

On January 25, 2019, we entered into an employment agreement with Ms. Ziolkowski, our Chief Financial Officer, which employment agreement amended and restated the terms of her existing agreement (with the exception of the restrictive covenant provisions contained therein). Ms. Ziolkowski’s employment terminated on January 31, 2021.

Pursuant to her employment agreement, Ms. Ziolkowski was entitled to an annual base salary of $380,000, effective as of January 1, 2019.  Ms. Ziolkowski was also eligible to earn an annual performance bonus, with a target bonus amount equal to up to 40% of her base salary, based upon the board’s assessment of her performance and the Company’s attainment of targeted goals as set by the board in its sole discretion.

Ms. Ziolkowski will remain bound by proprietary rights, non-disclosure, developments, non-competition and non-solicitation obligations pursuant to the restrictive covenants in her existing employment agreement, which provisions shall remain in full force and effect. Under these restrictive covenants, she has agreed not to compete with us during her employment and for a period of one year after the termination of her employment, not to solicit our employees, consultants, or actual or prospective customers or business relations during her employment and for a period of one year after the termination of her employment, and to protect our confidential and proprietary information indefinitely.

2020 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our Named Executive Officers as of December 31, 2020.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($) (11)
Ilan Ganot	96,500	(1)	96,500	(1)	37.89	July 25, 2028
	38,750	(2)	116,250	(2)	22.93	January 23, 2029
	-	(4)	142,000	(4)	3.47	January 27, 2030
							35,500	(6)	269,090
Carl Morris	101,928	(3)	101,930	(3)	26.23	February 14, 2028
	15,000	(2)	45,000	(2)	22.93	January 23, 2029
	-	(4)	47,000	(4)	3.47	January 27, 2030
							5,298	(5)	40,159
							11,500	(6)	87,170
							75,000	(7)	568,500
							75,000	(8)	568,500
Jennifer Ziolkowski	33,426	(3)	33,426	(3)	26.23	February 14, 2028
	15,000	(2)	45,000	(2)	22.93	January 23, 2029
	-	(4)	47,000	(4)	3.47	January 27, 2030
							15,906	(9)	120,567
							15,960	(10)	120,977
							11,500	(6)	87,170
							75,000	(7)	568,500
							75,000	(8)	568,500

(1)	This option was granted on July 25, 2018 under the 2018 Plan and is subject to vesting in equal annual installments over four years from the vesting start date through and including July 25, 2022.
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

(4)

This option was granted on January 27, 2020 under the 2018 Plan and is subject to vesting in equal annual installments over four years from the vesting start date through and including January 27, 2024.

(5)

Consists of restricted stock awards granted under our Solid Biosciences, LLC Amended and Restated Equity Incentive Plan. The grant was made on March 30, 2017, vested as to 25% on the first anniversary of the vesting start date and is subject to equal semiannual vesting installments thereafter through and including March 30, 2021.

(6)

Consists of restricted stock awards granted under our Solid Biosciences, LLC Amended and Restated Equity Incentive Plan. The grant was made on January 27, 2020, vested as to 50% on the first anniversary of the vesting start date and 50% on the second anniversary of the vesting date. Ms. Ziolkowski’s employment terminated on January 31, 2021.

(7)

Consists of restricted stock awards granted under our Solid Biosciences, LLC Amended and Restated Equity Incentive Plan. The grant was made on March 11, 2020, vested as to 50% on the first anniversary of the vesting start date and 50% on the second anniversary of the vesting date. Ms. Ziolkowski’s employment terminated on January 31, 2021.

(8)

Consists of restricted stock awards granted under our Solid Biosciences, LLC Amended and Restated Equity Incentive Plan. The grant was made on June 16, 2020, vested as to 50% on March 11, 2021 and 50% on March 11, 2022. Ms. Ziolkowski’s employment terminated on January 31, 2021.

(9)

Consists of restricted stock awards granted under our Solid Biosciences, LLC Amended and Restated Equity Incentive Plan. The grant was made on May 31, 2017, vested as to 25% on the first anniversary of the vesting start date and is subject to equal semiannual vesting installments thereafter through and including May 31, 2021. Ms. Ziolkowski’s employment terminated on January 31, 2021.

(10)

Consists of restricted stock awards granted under our Solid Biosciences, LLC Amended and Restated Equity Incentive Plan. The grant was made on December 7, 2017, vested as to 25% on the first anniversary of the vesting start date and is subject to equal semiannual vesting installments thereafter through and including December 7, 2021. Ms. Ziolkowski’s employment terminated on January 31, 2021.

(11)	Based on the $7.58 closing sale price of our common stock on December 31, 2020 as reported by the Nasdaq Global Select Market.

On January 25, 2021, we granted a stock option to Mr. Ganot and Dr. Morris for the right to buy 438,000 and 175,000 shares of our common stock, respectively. The options have an exercise price of $6.80 per share, vest in four equal annual installments beginning on January 25, 2022 and expire on January 25, 2031.

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

As of the effective date of the 2020 Plan, no further awards will be made under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective and are governed by their existing terms.

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

Types of awards

Stock options. The 2018 Plan authorized the Administrator to grant incentive stock options, or ISOs, to eligible employees and non-qualified stock options to purchase shares to employees, consultants, prospective employees, prospective consultants and non-employee directors. The Administrator determined the number of shares of common stock subject to each option, the term of each option, the exercise price (which may not be less than the fair market value of the shares of common stock at the time of grant, or 110% of fair market value in the case of ISOs granted to 10% stockholders), the vesting schedule and the other terms and conditions of each option. Options are exercisable at such times and subject to such terms as were determined by the Administrator at the time of grant. The maximum term of options under the 2018 Plan is ten years (or five years in the case of ISOs granted to 10% stockholders). Upon the exercise of an option, the participant must make payment of the full exercise price (a) in cash or by check, bank draft or money order; (b) solely to the extent permitted by law and authorized by the Administrator, through the delivery of irrevocable instructions to a broker, reasonably acceptable to us, to promptly deliver to us an amount equal to the aggregate exercise price; or (c) on such other terms and conditions as may be acceptable to the Administrator (including, without limitation, the relinquishment of options or by payment in full or in part in the form of shares of common stock).

Restricted stock. The 2018 Plan authorized the Administrator to grant restricted stock. Any recipients of restricted stock were required to enter into an agreement with us subjecting the restricted stock to transfer and other restrictions and providing the criteria or dates on which such awards vest and such restrictions lapse. The restrictions on restricted stock may lapse and the awards may vest over time, based on performance criteria or other factors, as determined by the Administrator at the time of grant. Except as otherwise determined by the Administrator, a holder of restricted stock has all of the attendant rights of a stockholder including the right to receive dividends, if any, subject to and conditioned upon vesting and restrictions lapsing on the underlying restricted stock, the right to vote shares and, subject to and conditioned upon the vesting and restrictions lapsing for the underlying shares, the right to tender such shares. However, the Administrator may in its discretion provide at the time of grant that the right to receive dividends on restricted stock will not be subject to the vesting or lapsing of the restrictions on the restricted stock.

Other stock-based awards. The 2018 Plan authorized the Administrator to grant awards of shares of common stock and other awards that are valued in whole or in part by reference to, or are payable in or otherwise based on, shares of common stock, including, but not limited to, shares of common stock awarded purely as a bonus and not subject to any restrictions or conditions; shares of common stock in payment of the amounts due under an incentive or performance plan sponsored or maintained by us or an affiliate; stock appreciation rights; stock equivalent units; restricted stock units; performance awards entitling participants to receive a number of shares of common stock (or cash in an equivalent value) or a fixed dollar amount, payable in cash, stock or a combination of both, with respect to a designated performance period; or awards valued by reference to book value of our shares of common stock. In general, other stock-based awards that are denominated in shares of common stock include the right to receive dividends, if any, subject to and conditioned upon vesting and restrictions lapsing on the underlying award, but the Administrator may in its discretion provide at the time of grant that the right to receive dividends on a stock-denominated award will not be subject to the vesting or lapsing of the restrictions on the performance award.

Performance-based cash awards. The 2018 Plan authorized the Administrator to grant cash awards that are payable or otherwise based on the attainment of pre-established performance goals during a performance period. Any such performance goals are based on the attainment of a certain target level of, or a specified increase in (or decrease where noted), criteria selected by the Administrator.

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

Registration of shares

On January 29, 2018, we filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, to register the full number of shares of common stock available for issuance under the 2018 Plan.

2020 Equity Incentive Plan

Our 2020 Equity Incentive Plan, or the 2020 Plan, which became effective on June 16, 2020, was adopted by our board of directors in April 2020 and approved by our stockholders approved in June 2020.

The material terms of the 2020 Plan are summarized below. The following summary is qualified in its entirety by reference to the complete text of the 2020 Plan, a copy of which was filed as Exhibit 99.1 to our current report on Form 8-K filed with the SEC on June 18, 2020 and is incorporated herein by reference.

Types of Awards; Shares Available for Awards

The 2020 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, SARs, restricted stock, restricted stock units, other stock-based awards and cash awards as described below, which we collectively refer to as awards.

Subject to adjustment in the event of stock splits, stock dividends or similar events, awards may be made under the 2020 Plan for up to the sum of 3,000,000 shares of our common stock plus such additional number of shares of our common stock (up to 4,879,025 shares) as is equal to (x) the number of shares of our common stock reserved for issuance under the 2018 Plan that remained available for grant under the 2018 Plan immediately prior to the date that the 2020 Plan was approved by our stockholders and (y) the number of shares of common stock subject to awards granted under the 2018 Plan, which awards expire, terminate or are otherwise surrendered, cancelled or forfeited or repurchased by us pursuant to a contractual repurchase right.

The 2020 Plan provides that the maximum amount of cash and equity compensation (calculated based on grant date fair value for financial reporting purposes) granted to any individual non-employee director in his or her capacity as a non-employee director in any calendar year may not exceed $500,000 in the case of an incumbent non-employee director or $1,000,000 in the case of the first year of service of a non-employee director. Exceptions to this limitation may only be made by our board, in its discretion, in extraordinary circumstances, provided that the non-employee director receiving the additional compensation does not participate in the decision to award such compensation. Cash and awards granted under the 2020 Plan to non-employee directors in their capacity as our consultants or advisors are not subject to this limitation.

Descriptions of Awards

Options. Optionees receive the right to purchase a specified number of shares of common stock at a specified exercise price and subject to the other terms and conditions that are specified in connection with the option grant. An option that is not intended to be an “incentive stock option” is a “nonstatutory stock option”. Options may not be granted at an exercise price that is less than 100% of the fair market value of our common stock on the date of grant. Under the terms of the 2020 Plan, options may not be granted for a term in excess of ten years. The 2020 Plan permits participants to pay the exercise price of options using one or more of the following manners of payment: (i) payment by cash, by check, (ii) except as may otherwise be provided in the applicable option agreement or approved by our board, in connection with a “cashless exercise” through a broker, (iii) to the extent provided in the applicable option agreement or approved by our board, and subject to certain conditions, by delivery of shares of common stock to us owned by the participant valued at their fair market value, (iv) to the extent provided in an applicable nonstatutory stock option agreement or approved by our board, by delivery of a notice of “net exercise” as a result of which we will retain a number of shares of common stock otherwise issuable pursuant to the stock option equal to the aggregate exercise price for the portion of the option being exercised divided by the fair market value of our common stock on the date of exercise, (v) to the extent permitted by applicable law and provided for in the applicable option agreement or approved by our board, by any other lawful means (but not by a promissory note of the participant), or (vi) by any combination of these forms of payment.

Stock Appreciation Rights. An SAR is an award entitling the holder, upon exercise, to receive a number of shares of our common stock, or cash (or a combination of shares of our common stock and cash) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of our common stock over the measurement price. The 2020 Plan provides that the measurement price of an SAR may not be less than the fair market value of our common stock on the date the SAR is granted and that SARs may not be granted with a term in excess of 10 years.

Restricted Stock Awards. Restricted stock awards entitle recipients to acquire shares of our common stock, subject to our right to repurchase all or part of such shares at their issue price or other stated or formula price (or to require forfeiture of such shares if issued at no cost) in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period established for such award.

Restricted Stock Unit Awards. Restricted stock units, or RSUs, entitle the recipient to receive shares of our common stock, or cash equal to the fair market value of such shares, to be delivered at the time such award vests pursuant to the terms and conditions established by our board.

Other Stock-Based Awards. Under the 2020 Plan, our board may grant other awards of shares of our common stock, and other awards that are valued in whole or in part by reference to, or are otherwise based on, shares of our common stock or other property, having such terms and conditions as our board may determine. We refer to these types of awards as other stock-based awards. Other stock-based awards may be available as a form of payment in settlement of other awards granted under the 2020 Plan or as payment in lieu of compensation to which a participant is otherwise entitled. Other stock-based awards may be paid in shares of our common stock or in cash, as our board may determine.

Cash Awards. Under the 2020 Plan, the board has the right to grant cash-based awards including awards subject to performance conditions.

Performance Conditions. Our board may specify that the degree of granting, vesting and/or payout of any award is subject to the achievement of one or more of performance measures enumerated in the 2020 Plan and established by the board.

Eligibility to Receive Awards

All of our employees, officers, and directors, as well as our consultants and advisors, are eligible to receive awards under the 2020 Plan. However, incentive stock options may only be granted to our employees.

Transferability of Awards

Except as our board may permit, awards may not be sold, assigned, transferred, pledged or otherwise encumbered by a participant, either voluntarily or by operation of law, except by will or the laws of descent and distribution or, other than in the case of an incentive stock option, pursuant to a qualified domestic relations order.

Administration

The 2020 Plan is administered by our board. Pursuant to the terms of the 2020 Plan, our board may delegate any or all of its powers under the 2020 Plan to one or more committees or subcommittees of our board. The board has authorized our compensation committee to administer certain aspects of the 2020 Plan, including the granting of awards to executive officers. The board of directors, or any such committee, may delegate to one of our officers, the authority to make grants under the 2020 Plan, subject to the limitations set forth in the 2020 Plan.

Subject to any applicable limitations contained in the 2020 Plan, the board, our compensation committee, or any other committee or officer to whom the board delegates authority, as the case may be, selects the recipients of awards and determines (i) the number of shares of common stock, cash or other consideration covered by awards and the terms and conditions of such awards, including the dates upon which such awards become exercisable or otherwise vest, (ii) the exercise or measurement price of awards, if any, and (iii) the duration of awards.

In the event of any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off or other similar change in capitalization or event, or any dividend or distribution to holders of our common stock, other than an ordinary cash dividend, we are required to make equitable adjustments (or make substituted awards, as applicable), in the manner determined by our board, to (i) the number and class of securities available under the 2020 Plan, (ii) the share counting rules and sublimit set forth in the 2020 Plan, (iii) the number and class of securities and exercise price per share of each outstanding option, (iv) the share- and per-share provisions and the measurement price of each outstanding SAR, (v) the number of shares subject to and the repurchase price per share subject to each outstanding award of restricted stock, and (vi) the share and per-share-related provisions and the purchase price, if any, of each outstanding RSU award and each outstanding other stock-based award.

Amendment of Awards

Except as otherwise provided under the 2020 Plan with respect to repricing outstanding stock options or SARs, our board may amend, modify or terminate any outstanding award, including but not limited to, substituting therefor another award of the same or a different type, changing the date of exercise or realization, and converting an incentive stock option to a nonstatutory stock option, provided that the participant’s consent to any such action will be required unless our board determines that the action, taking into account any related action, does not materially and adversely affect the participant’s rights under the 2020 Plan or the change is otherwise permitted under the terms of the 2020 Plan in connection with a change in capitalization or reorganization event.

Reorganization Events

The 2020 Plan contains provisions addressing the consequences of any reorganization event. A reorganization event is defined under the 2020 Plan as (a) any merger or consolidation of us with or into another entity as a result of which all of our common stock is converted into or exchanged for the right to receive cash, securities or other property, or is cancelled, (b) any transfer or disposition of all of our common stock for cash, securities or other property pursuant to a share exchange or other transaction or (c) our liquidation or dissolution.

Amendment or Termination

No award may be granted under the 2020 Plan after June 15, 2030, but awards previously granted may extend beyond that date. Our board may amend, suspend or terminate the 2020 Plan or any portion of the 2020 Plan at any time, except that no amendment that would amend the prohibitions on repricings without stockholder approval may be amended without stockholder approval and no amendment that would require stockholder approval under the rules of the national securities exchange on which we then maintains our primary listing may be made effective unless and until such amendment has been approved by our stockholders.

Registration of Shares

On August 6, 2020, we filed a registration statement on Form S-8 under the Securities Act to register the full number of shares of common stock available for issuance under the 2020 Plan.

Non-employee director compensation

During 2020, we did not provide any compensation to Mr. Ganot, our President and Chief Executive Officer, for his service as a member of our board. Mr. Ganot’s compensation as an executive officer is set forth above under “Executive Compensation--2020 Summary Compensation Table.”

Non-employee director compensation is set by our board of directors at the recommendation of our compensation committee. In 2020, the compensation committee retained Radford, an AON Hewitt company, to assist in assessing our non-employee director compensation program and provide recommendations with respect to the compensation program.

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

Committee	Member Annual Fee	Chairperson Incremental Annual Fee
Board of Directors	$35,000	$35,000
Audit Committee	7,500	7,500
Clinical Committee	7,500	7,500
Compensation Committee	5,000	5,000
Nominating and Corporate Governance Committee	4,000	4,000

We also reimburse our non-employee directors for reasonable out-of-pocket business expenses incurred in connection with the performance of their duties as directors, including travel expenses in connection with their attendance in person at our board of director and committee meetings.

In addition, under our current director compensation program, each new non-employee director elected to our board of directors receives an option to purchase 40,000 shares of our common stock under our 2020 Plan. Each of these options vest in equal annual installments over a three-year period measured from the date of grant, subject to the director’s continued service as a director.  Further, on the date of our annual meeting of stockholders, each non-employee director that has served on our board of directors for at least six months prior to such annual meeting receives an option to purchase 10,000 shares of our common stock under our 2020 Plan. Each of these options vest in full on the earlier to occur of the one-year anniversary of the grant date and immediately prior to our first annual meeting of stockholders occurring after the grant date, subject to the director’s continued service as a director.  All options granted to our non-employee directors under our director compensation program will be issued at exercise prices equal to the fair market value of our common stock on the date of grant and will become exercisable in full in the event of a change in control.

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

The table below shows the compensation paid to our non-employee directors during 2020.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)		All Other Compensation ($)		Total ($)
Andrey Zarur, Ph.D.	31,836	35,586	(3)	58,333	(7)	125,755
Ian Smith	44,110	460,528	(6)	-		504,638
Matthew Arnold	42,500	34,290	(4)	-		76,790
Martin Freed, M.D., F.A.C.P.	54,000	45,720	(5)	-		99,720
Robert Huffines	35,000	34,290	(4)	-		69,290
Adam Koppel, M.D., Ph.D.	60,000	45,720	(5)	-		105,720
Sukumar Nagendran, M.D.	42,500	45,720	(5)	-		88,220
Rajeev Shah	40,000	34,290	(4)	-		74,290
Adam Stone	48,000	34,290	(4)	-		82,290
Lynne Sullivan	54,000	34,290	(4)	-		88,290

(1)

The amount in this column represents the aggregate grant date fair value of the award as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the award reported in this column are set forth in Note 11 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(2)

As of December 31, 2020, our non-employee directors held options to purchase shares of our common stock as follows: Mr. Smith: 300,000 shares; Mr. Arnold: 50,000 shares; Dr. Freed: 70,000 shares; Mr. Huffines: 50,000 shares; Dr. Koppel: 60,000 shares; Dr. Nagendran: 70,000 shares; Mr. Shah: 50,000 shares; Mr. Stone: 50,000 shares; and Ms. Sullivan: 50,000 shares.

(3)	Consists of an option to purchase 10,000 shares of our common stock granted on January 2, 2020. Dr. Zarur resigned as a member of our board of directors in June 2020.
(4)	Consists of an option to purchase 30,000 shares of our common stock granted on June 16, 2020.
(5)	Consists of an option to purchase 40,000 shares of our common stock granted on June 16, 2020.
(6)

Consists of: (i) an option to purchase 40,000 shares of our common stock granted on April 15, 2020 and (ii) in respect of his services as a consultant to us for the year ended December 31, 2020, (a) an option to purchase 60,000 shares of our common stock granted on February 10, 2020 which was modified and deemed fully vested as of June 16, 2020 and (b) an option to purchase 200,000 shares of our common stock granted on June 16, 2020.  The compensation arrangements we have with Mr. Smith for his services to us as a consultant are described below in Item 13, “Certain Relationships and Related Transactions, and Director Independence—Other arrangements.”

(7)	Consists of payments made to Dr. Zarur in consideration for his consulting services provided to the company.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of February 16, 2021 by (i) each person whom we know to beneficially own more than 5% of our outstanding common stock, or a 5% stockholder, (ii) each director, (iii) each Named Executive Officer and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the address of each executive officer and director is c/o Solid Biosciences Inc., 141 Portland Street, Fifth Floor, Cambridge, MA 02139.

The number of shares of common stock “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of our common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after February 16, 2021. The percentage of beneficial ownership in the table below is based on 85,130,417 shares of common stock deemed to be outstanding as of February 16, 2021.

Unless otherwise indicated below, and subject to community property laws where applicable, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Perceptive Life Sciences Master Fund LTD (1)	10,803,857	12.69%
Entities affiliated with RA Capital Management, L.P. (2)	9,976,569	11.72%
EcoR1 Capital, LLC (3)	7,977,702	9.37%
Ultragenyx Pharmaceutical Inc. (4)	7,825,797	9.19%
BCLS SB Investco, LP (5)	7,060,353	8.29%
Boxer Capital, LLC (6)	6,427,903	7.36%
Gilad Hayeem (7)	4,441,972	5.22%
Named Executive Officers and Directors:
Ilan Ganot (8)	1,704,341	2.00%
Carl Morris, Ph.D. (9)	493,643	*
Jennifer Ziolkowski (10)	410,812	*
Ian Smith (11)	590,852	*
Matthew Arnold (12)	3,953,429	4.64%
Martin Freed, M.D., F.A.C.P. (13)	77,096	*
Robert Huffines (14)	20,000	*
Adam Koppel, M.D., Ph.D. (15)	7,080,353	8.32%
Sukumar Nagendran, M.D. (16)	57,591	*
Rajeev Shah (17)	9,996,569	11.74%
Adam Stone (18)	20,000	*
Lynne Sullivan (19)	20,000	*
All current directors and executive officers as a group (13 persons) (20)	24,447,053	28.37%

*	Less than one percent.
(1)

Consists of shares held by Perceptive Life Sciences Master Fund LTD, or the Master Fund.  Perceptive Advisors LLC is the investment manager to Master Fund and may be deemed to beneficially own the securities directly held by the Master Fund.  Joseph Edelman is the managing member of Perceptive Advisors LLC. Perceptive Advisors LLC and Mr. Edelman may be deemed to beneficially own the shares held by the Master Fund. The address of Perceptive is 51 Astor Place, 10th Floor, New York, NY 10003. Perceptive reports that it holds shared voting power and shared dispositive power with respect to all shares held by it. Based on information set forth in a Schedule 13D/A filed with the SEC on December 17, 2020.

(2)

Consists of (a) 8,709,882 shares held by RA Capital Healthcare Fund, L.P. (“RA Capital Fund”) and (b) 1,266,687 shares held by Blackwell Partners LLC—Series A (“Blackwell”). RA Capital Management, L.P. (“RA Capital”) is the investment manager for RA Capital fund and Blackwell. The general partner of RA Capital Management, L.P. is RA Capital Management GP, LLC, of which Dr. Peter Kolchinsky and Mr. Shah are the managing members. Investment decisions with respect to the shares held by RA Capital Fund and Blackwell are made by a portfolio management team at RA Capital of which Rajeev Shah, a member of our board of directors, is a member. RA Capital Management, L.P., RA Capital Management GP, LLC, Dr. Kolchinsky and Mr. Shah may be deemed indirect beneficial owners of the shares held by RA Capital Healthcare Fund, L.P. and Blackwell Partners LLC – Series A. RA Capital Management, L.P., RA Capital Management GP, LLC, Dr. Kolchinsky and Mr. Shah expressly disclaim beneficial ownership over all shares held by RA Capital Healthcare Fund, L.P. and Blackwell Partners LLC – Series A, except to the extent of their pecuniary interest therein, and disclaim any pecuniary interest in the shares held by Blackwell Partners LLC – Series A. The address for each of RA Capital Fund, Blackwell, and RA Capital is c/o 200 Berkeley Street, 18th Floor, Boston, MA 02116. Entities affiliated with RA Capital report that they hold shared voting power and shared dispositive power with respect to all shares held by them. Based on information set forth in a Schedule 13D/A filed with the SEC on December 16, 2020.

(3)

Consists of (a) 1,238,770 shares held by EcoR1 Capital, LLC (“EcoR1”) and (b) 6,738,932 shares held by EcoR1 Capital Fund Qualified, L.P. (“Qualified Fund”), where EcoR1 and Oleg Nodelman hold shared voting power and shared dispositive power. The address of EcoR1, the Qualified Fund and Oleg Nodelman is 357 Tehama Street #3, San Francisco, CA 94103. Based on information set forth in a Schedule 13G/A field with the SEC on February 16, 2021.

(4)	Consists of shares held by Ultragenyx Pharmaceuticals, Inc. with principal executive offices located at 60 Leveroni Court, Novato, California 94949.
(5)

Consists of shares held by BCLS SB Investco, LP (“BCLS”). The governance, investment strategy and decision-making process with respect to investments held by BCLS is directed by Bain Capital Life Sciences Investors, LLC, whose managers are Jeffrey Schwartz and Adam Koppel, a member of our board of directors. As a result, each of Bain Capital Life Sciences Investors, LLC, Mr. Schwartz and Dr. Koppel may be deemed to share voting and dispositive power over the shares held by BCLS. The address of BCLS is c/o Bain Capital Life Sciences, LP, 200 Clarendon Street, Boston, Massachusetts 02116.  Based on information set forth in a Schedule 13D/A filed with the SEC on December 11, 2020.

(6)

Consists of (a) 4,234,574 shares held by Boxer Capital, LLC (“Boxer Capital”) for which Boxer Capital, Boxer Asset Management Inc. (“Boxer Management”) and Joe Lewis hold shared voting power and shared dispositive power, (b) 1,965,687 shares of common stock which may be acquired upon the exercise of warrants held by Boxer Capital within 60 days of February 16, 2021 for which Boxer Capital, Boxer Management and Joe Lewis hold shared voting power and shared dispositive power, (c) 35,000 shares held by MVA Investors, LLC (“MVA Investors”) for which MVA Investors and Aaron Davis hold shared voting power and shared dispositive power. Boxer Management is the managing member and majority owner of Boxer Capital. Joe Lewis is the sole indirect beneficial owner of and controls Boxer Management. MVA Investors is the independent, personal investment vehicle of certain employees of Boxer Capital. Aaron Davis is a member of and has voting and dispositive power over securities held by MVA Investors. The address of Boxer Capital, MVA Investors, LLC and Aaron Davis is 11682 El Camino Real, Suite 320, San Diego, CA 92130. The address of Boxer Management and Joe Lewis is Cay House, EP Taylor Drive N7776, Lyford Cay, New Providence, Bahamas. Based on information set forth in a Schedule 13G/A filed with the SEC on February 16, 2021.

(7)

All shares are held by DTMG Bermuda Limited (“DTMG”), which is owned and controlled by Gilad Hayeem.  Mr. Hayeem and DTMG report that they hold shared voting power and shared dispositive power with respect to all shares held.  The address for Mr. Hayeem and DTMG is c/o Hunton Andrews Kurth LLP, Attn: Eric Markus, 2200 Pennsylvania Avenue, NW, Washington, DC 20037. In connection with estate planning activities, Mr. Hayeem sold units of the Company equivalent to approximately 353,050 shares to a sub-trust of an employee-benefit trust established by a former employer of Mr. Hayeem. Such sub-trust has as its beneficiaries Mr. Hayeem and his family. Because Mr. Hayeem does not exercise investment or voting control of the shares held by such sub-trust, such shares do not appear in the table above.  Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2020 and on information provided to us by Mr. Hayeem.

(8)

Consists of (a) 1,139,190 shares held by Mr. Ganot as an individual, (b) 60,631 shares held by Mr. Ganot and Ms. Ganot as joint tenants with right of survivorship, (c) 290,914 shares held by Mr. Adam Ganot and Ms. Ganot, as trustees for the Ilan Ganot 2017 Irrevocable Trust, (d)  209,500 shares of common stock underlying options held by Mr. Ganot that are exercisable as of February 16, 2021 or will become exercisable within 60 days after such date, (e) 3,026 shares held by Mr. Ganot’s wife and (f) 1,080 shares of common stock underlying options held by Mr. Ganot’s wife that are exercisable as of February 16, 2021 or will become exercisable within 60 days after such date.

(9)

Consists of (a) 299,000 shares of common stock owned by Dr. Morris and (b) 194,643 shares of common stock underlying options held by Dr. Morris that are exercisable as of February 16, 2021 or will become exercisable within 60 days after such date.

(10)

Consists of (a) 335,636 shares of common stock owned by Ms. Ziolkowski and (b) 75,176 shares of common stock underlying options held by Ms. Ziolkowski that are exercisable as of February 16, 2021 or will become exercisable within 60 days after such date.

(11)

Consists of (a) 270,270 shares of common stock owned by Mr. Smith and (b) 350,582 shares of common stock underlying options held by Mr. Smith that are exercisable as of February 16, 2021 or will become exercisable within 60 days after such date.

(12)

Consists of (a) 3,933,429 shares of common stock owned by Mr. Arnold and (b) 20,000 shares of common stock underlying options held by Mr. Arnold that are exercisable as of February 16, 2021 or will become exercisable within 60 days after such date.

(13)

Consists of (a) 53,763 shares of common stock owned by Dr. Freed and (b) 23,333 shares of common stock underlying options held by Dr. Freed that are exercisable as of February 16, 2021 or will become exercisable within 60 days after such date.

(14)	Consists of 20,000 shares of common stock underlying options held by Mr. Huffines that are exercisable as of February 16, 2021 or will become exercisable within 60 days after such date.
(15)

Consists of shares held by BCLS. Dr. Koppel is a manager of Bain Capital Life Sciences Investors, LLC and as a result, by virtue of the relationships described in footnote (4) above, may be deemed to share beneficial ownership of the shares held by BCLS. The address of Dr. Koppel is c/o Bain Capital Life Sciences, LP, 200 Clarendon Street, Boston, Massachusetts 02116. In addition, the amount consists of 20,000 shares of common stock underlying options held by Dr. Koppel that are exercisable as of February 16, 2021 or will become exercisable within 60 days after such date.

(16)

Consists of (a) 34,258 shares of common stock owned by Dr. Nagendran and (b) 23,333 shares of common stock underlying options held by Dr. Nagendran that are exercisable as of February 16, 2021 or will become exercisable within 60 days after such date.

(17)

Consists of shares held by RA Capital as described in Footnote (2) above. Mr. Shah disclaims beneficial ownership of all shares held by RA Capital Fund and Blackwell, except to the extent of his pecuniary interest therein, and disclaims any pecuniary interest in the shares held by Blackwell Partners LLC – Series A. The address for each of RA Capital Fund, Blackwell, and RA Capital is c/o 200 Berkeley Street, 18th Floor, Boston, MA 02116. Entities affiliated with RA Capital report that they hold shared voting power and shared dispositive power with respect to all shares held by them. In addition, the amount consists of 20,000 shares of common stock underlying options held by Mr. Shah that are exercisable as of February 16, 2021 or will become exercisable within 60 days after such date.

(18)

Mr. Stone is Chief Investment Officer of Perceptive Advisors LLC. Mr. Stone disclaims beneficial ownership of the shares held by Perceptive. The address of Mr. Stone is 51 Astor Place, 10th Floor, New York, NY 10003. In addition, the amount consists of 20,000 shares of common stock underlying options held by Mr. Stone that are exercisable as of February 16, 2021 or will become exercisable within 60 days after such date.

(19)	Consists of 20,000 shares of common stock underlying options held by Ms. Sullivan that are exercisable as of February 16, 2021 or will become exercisable within 60 days after such date.
(20)	Includes 1,013,478 shares of common stock underlying options that are exercisable as of February 16, 2021 or will become exercisable within 60 days after such date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2020.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c ) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,036,170	$14.58	2,227,659
Equity compensation plans not approved by security holders	-	-	-
Total	4,036,170	$14.58	2,227,659

(1)	Reflects shares issuable upon exercise of options and settlement of RSUs.
(2)	The weighted-average exercise price does not include RSUs, which have no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to the executive officer and director compensation arrangements discussed above under “Compensation of our executive officers and directors,” we describe transactions since January 1, 2019 to which we have been or will be a participant, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of our total assets at year-end for each of the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or 5% Security Holders, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

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

Name (1)	Number of Shares of Common Stock Purchased	Number of Warrant Shares Underlying Pre-Funded Warrants Purchased	Purchase Price
DTMG Bermuda Limited	903,226		$4,200,000.90
Perceptive Life Sciences Master Fund, Ltd.	2,822,581		$13,125,001.65
BCLS SB Investco, LP	1,881,720		$8,749,998.00
RA Capital Healthcare Fund, L.P.	1,593,629		$7,410,374.85
Blackwell Partners LLC - Series A	288,091		$1,339,623.15
Matthew B. Arnold	677,419		$3,149,998.35
Martin I. Freed	53,763		$249,997.95
Sukumar Nagendran	32,258		$149,999.70
Ilan Ganot	21,505		$99,998.25
Carl Morris	21,505		$99,998.25
MVA Investors, LLC		137,370	$637,396.80
Boxer Capital, LLC		2,158,329	$10,014,646.56

On December 15, 2020, we entered into a definitive agreement with respect to the private placement of 24,324,320 shares of our common stock at a price per share of $3.70. We completed this private placement on December 15, 2020, resulting in approximately $90.0 million in gross proceeds to us, before deducting offering costs of $3.8 million. The number of shares that each of our directors, executive officers and holders of more than 5% of our voting securities purchased and the aggregate purchase price paid for such shares is set forth in the table below.

Name (1)	Number of Shares of Common Stock Purchased	Purchase Price
RA Capital Healthcare Fund, L.P.	4,938,282	$18,271,643.40
Blackwell Partners LLC - Series A	467,123	$1,728,355.10
Perceptive Life Sciences Master Fund, Ltd	4,054,054	$14,999,999.80
BCLS SB Investco, LP	3,189,189	$11,799,999.30
EcoR1 Capital Fund, L.P.	421,622	$1,560,001.40
EcoR1 Capital Fund Qualified, L.P.	2,281,080	$8,439,996.00
Boxer Capital, LLC	2,702,702	$9,999,997.40
Matthew Arnold	432,432	$1,599,998.40
Ian Smith	270,270	$999,999.00
Ilan Ganot	27,027	$99,999.90

(1)See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information about the shares held by the above identified entities.

Ultragenyx collaboration agreement

In October 2020, we entered into a collaboration and license agreement, or the Collaboration Agreement, with Ultragenyx Pharmaceutical Inc., or Ultragenyx, pursuant to which we granted Ultragenyx an exclusive worldwide license under certain intellectual property rights controlled by us. In connection with the execution of the Collaboration Agreement, we also entered into a stock purchase agreement with Ultragenyx, pursuant to which we issued and sold 7,825,797 shares of our common stock to Ultragenyx for an aggregate purchase price of approximately $40 million, resulting in Ultragenyx becoming a holder of more than 5% of our outstanding common stock. For a further description of the Collaboration Agreement with Ultragenyx, see “Business—Strategic partnerships and collaborations/licenses—Ultragenyx Collaboration Agreement.”

Other arrangements

We employ Annie Ganot, one of our Co-Founders and the wife of Ilan Ganot, as Director, Patient Advocacy. Mr. Ganot is our CEO and a member of our board of directors. Ms. Ganot receives an annual salary and bonus payments of less than $250,000.

In respect of his services as a consultant to us for the three years ended December 31, 2018, on January 2, 2019, we granted Dr. Zarur an option to purchase 100,000 shares of our common stock.  In respect of his services as a consultant to us for the year ended December 31, 2019, (i) on January 2, 2019, we granted Dr. Zarur an option to purchase 10,000 shares of our common stock, and (ii) we paid him $100,000. In respect of his services as a consultant to us for the year ending December 31, 2020, (i) on January 2, 2020, we granted Dr. Zarur an option to purchase 10,000 shares of our common stock, and (ii) we paid him $58,000.

In connection with the termination of his employment, we entered into a consulting agreement with Jorge Quiroz, M.D., our former Chief Medical Officer, effective as of January 15, 2020, pursuant to which Dr. Quiroz assisted with the transition of his duties to our executive management team. Dr. Quiroz was compensated at a rate of $500 per hour for his services under the consulting agreement. The term of the consulting agreement continued until July 15, 2020.

In connection with the termination of his employment, we entered into a consulting agreement with Alvaro Amorrortu, our former Chief Operating Officer, effective as of January 15, 2020, pursuant to which Mr. Amorrortu assisted with the transition of his duties to our executive management team. Mr. Amorrortu was compensated at a rate of $500 per hour for his services under the consulting agreement. The term of the consulting agreement continued until July 15, 2020.

In respect of his services as a consultant to us for the year ended December 31, 2020, (i) on February 10, 2020, we granted Mr. Smith an option to purchase 60,000 shares of our common stock and (ii) on June 16, 2020, we granted Mr. Smith an option to purchase 200,000 shares of our common stock.  In respect of his services as a consultant to us for the year ending December 31, 2021, on January 4, 2021, we granted Mr. Smith an option to purchase 389,000 shares of our common stock.

In November 2020, we entered into a consulting agreement with Danforth Advisors, LLC, or Danforth, an affiliate of Stephen DiPalma, our interim chief financial officer. Pursuant to the consulting agreement, Danforth provides us with the chief financial officer services of Mr. DiPalma, and other services, including financial planning, offering support and accounting services, in exchange for fees payable to Danforth based on hourly rates. We have paid Danforth approximately $0.1 million to date. In accordance with the consulting agreement, in November 2020, we issued to Danforth a warrant to purchase 30,000 shares of our common stock at an exercise price per share of $3.29. The consulting agreement may be terminated by either party without cause upon 60 days’ prior written notice to the other party and with cause upon 30 days’ prior written notice to the other party.

Indemnification agreements

We have entered into agreements to indemnify our directors and executive officers. These agreements require us, among other things, to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such persons in any action or proceeding, including any action by or in our right, on account of any services undertaken by any such person on behalf of our company or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law.

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

Director independence

Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our board of directors has determined that all members of the board of directors, except Ilan Ganot and Ian Smith, are independent directors, as defined under applicable Nasdaq rules. In making such determination, our board of directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our common stock by each non-employee director.  Our board of directors previously made a determination that Andrey Zarur, who served as a member of our board of directors until June 2020, was not an independent director.

Our board of directors has determined that the composition of our committees currently complies with all applicable independence requirements of Nasdaq and the rules and regulations of the SEC.

Item 14.	Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, or PwC, for the fiscal years ended December 31, 2020 and 2019:

	2020	2019
Audit fees	$690,000	$646,500
Audit-related fees	-	-
Tax fees	36,290	20,148
All other fees	2,756	2,756
Total	$729,046	$669,404

The services rendered by PwC in connection with the fees presented above were as follows:

Audit Fees

Audit fees consist of fees billed for professional services for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.

Tax Fees

Tax fees consist of fees for professional services related to tax compliance and consultations.

All other fees

All other fees include license fees for web-based accounting research tools.

Pre-approval policies

The audit committee has not adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm and, consequently, all audit and non-audit services are pre-approved by the whole audit committee or the chair of the audit committee. All fees for the fiscal years ended December 31, 2020 and 2019 were so pre-approved.

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

3.1	Certificate of Incorporation of Solid Biosciences Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on January 29, 2018).

3.2	Bylaws of Solid Biosciences Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on January 29, 2018).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on December 29, 2017).
4.2	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on March 12, 2020).

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

10.3*†	Employment Agreement, dated as of January 25, 2019, by and between Solid Biosciences Inc. and Jennifer Ziolkowski.

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

10.20†	Summary of Non-Employee Director Compensation Program. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 6, 2020).
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

10.24*†	Consulting Agreement, dated as of November 19, 2020, by and between Solid Biosciences Inc. and Danforth Advisors, LLC.

10.25†

Consulting Agreement, dated as of February 1, 2020, by and between Solid Biosciences Inc. and Ian F. Smith (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 7, 2020).

10.26†

Consulting Agreement, dated as of June 16, 2020, by and between Solid Biosciences Inc. and Ian F. Smith (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 6, 2020).

10.27†	2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 18, 2020).
10.28†	Form of Stock Option Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 6, 2020).
10.29†	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 6, 2020).
10.30#

Collaboration and License Agreement, dated as of October 22, 2020, by and between the Company and Ultragenyx Pharmaceutical Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.31

Stock Purchase Agreement, dated as of October 22, 2020, by and between the Company and Ultragenyx Pharmaceutical Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.32#

Investor Agreement, dated as of October 22, 2020, by and between the Company and Ultragenyx Pharmaceutical Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.33#

First Amendment, dated as of October 9, 2020, to the Exclusive Patent License by and between the Company and the University of Washington (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.34

Securities Purchase Agreement, dated December 10, 2020, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 11, 2020).

10.35

Registration Rights Agreement, dated December 10, 2020, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 11, 2020).

10.36*#	First Amendment, dated as of January 27, 2021, to the Exclusive Patent License by and between the Company and the Curators of the University of Missouri
21.1*	Subsidiaries of Solid Biosciences Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
1010.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
#	Certain portions of this exhibit have been omitted because they are not material and contain information that the Registrant customarily and actually treats as private or confidential.
Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLID BIOSCIENCES INC.

Date: March 15, 2021	By:	/s/ Ilan Ganot
Ilan Ganot President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Ilan Ganot Ilan Ganot	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2021

/s/ Stephen DiPalma Stephen DiPalma	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2021

/s/ Ian F. Smith Ian F. Smith	Chairman of the Board	March 15, 2021

/s/ Matthew Arnold Matthew Arnold	Director	March 15, 2021
/s/ Martin Freed Martin Freed	Director	March 15, 2021

/s/ Robert Huffines Robert Huffines	Director	March 15, 2021

/s/ Clare Kahn	Director	March 15, 2021
Clare Kahn
/s/ Georgia Keresty	Director	March 15, 2021
Georgia Keresty
/s/ Adam Koppel Adam Koppel	Director	March 15, 2021
/s/ Sukumar Nagendran Sukumar Nagendran	Director	March 15, 2021

/s/ Rajeev Shah Rajeev Shah	Director	March 15, 2021

/s/ Adam Stone Adam Stone	Director	March 15, 2021

/s/ Lynne Sullivan Lynne Sullivan	Director	March 15, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Solid Biosciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solid Biosciences Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of preferred units and stockholders’/members’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

March 15, 2021

We have served as the Company’s auditor since 2017.

SOLID BIOSCIENCES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$154,744	$76,043
Available-for-sale securities	-	7,481
Prepaid expenses and other current assets	4,157	2,778
Total current assets	158,901	86,302
Operating lease, right of use asset	3,579	4,988
Property and equipment, net	8,153	11,645
Other non-current assets	209	209
Restricted cash	327	327
Total assets	$171,169	$103,471
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,274	$7,124
Accrued expenses	8,640	9,178
Operating lease liabilities	1,999	1,736
Finance lease liabilities	208	186
Deferred revenue - related party	10,359	-
Other current liabilities	-	52
Total current liabilities	24,480	18,276
Operating lease liabilities, excluding current portion	2,419	4,414
Finance lease obligations, excluding current portion	525	733
Deferred revenue - related party, excluding current portion	10,359	-
Other non-current liabilities	1,300	-
Total liabilities	39,083	23,423
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2020 and December 31, 2019; no shares issued and outstanding at December 31, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2020 and December 31, 2019; 84,893,994 shares issued and outstanding at December 31, 2020 and 45,987,571 shares issued and outstanding at December 31, 2019; 2,158,329 pre-funded warrants outstanding at December 31, 2020 and 2,295,699 pre-funded warrants outstanding at December 31, 2019	87	48
Additional Paid-in Capital	536,568	396,278
Accumulated other comprehensive gain (loss)	-	1
Accumulated deficit	(404,569)	(316,279)
Total stockholders' equity	132,086	80,048
Total liabilities and stockholders' equity	$171,169	$103,471

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$-	$-	$-
Operating expenses:
Research and development	64,881	94,737	57,965
General and administrative	21,581	24,581	17,722
Restructuring expense	1,944	-	-
Total operating expenses	88,406	119,318	75,687
Loss from operations	(88,406)	(119,318)	(75,687)
Other income (expense):
Interest income	115	1,580	619
Other income	1	515	270
Total other income (expense), net	116	2,095	889
Net loss	$(88,290)	$(117,223)	$(74,798)
Net loss per share, basic and diluted	$(1.70)	$(2.91)	$(2.25)
Weighted average common stock outstanding, basic and diluted	51,937,147	40,289,290	33,262,597

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(88,290)	$(117,223)	$(74,798)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(1)	6	8
Comprehensive loss	$(88,291)	$(117,217)	$(74,790)

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY/(DEFICIT)

(In thousands except for share data)

	Series 2 Senior Preferred Units	Amount	Series 1 Senior Preferred Units	Amount	Junior Preferred Units	Amount	Series A, B, C and D Common Units	Amount	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Members’/ Stockholders’ Equity (Deficit)	Total Equity (Deficit)
Balance at December 31, 2017	4,886,000	55,002	2,500,000	25,000	4,414,356	44,177	19,438,552	$65,014	-	-	-	$(13)	$(124,258)	$(59,257)	$(59,257)
Conversion of units into shares of common stock	(4,886,000)	(55,002)	(2,500,000)	(25,000)	(4,414,356)	(44,177)	(19,429,620)	(65,180)	26,498,559	26	189,333	-	-	124,179	124,179
Issuance of common stock upon initial public offering, net of issuance costs of $4,592	-	-	-	-	-	-	-	-	8,984,375	$9	129,087	-	-	129,096	129,096
Equity-based compensation	-	-	-	-	-	-	-	166			5,789	-	-	5,955	5,955
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(74,798)	(74,798)	(74,798)
Forfeiture of restricted stock/unit awards	-	-	-	-	-	-	(8,932)	-	(50,474)	-	-	-	-	-	-
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	-	-	-	-	$-	8	-	8	8
Balance at December 31, 2018	-	-	-	-	-	-	-	-	35,432,460	35	324,209	(5)	(199,056)	125,183	125,183
Equity-based compensation	-	-	-	-	-	-	-	-	-		14,207	-	-	14,207	14,207
Sale of common stock, net of issuance costs of $2,102	-	-	-	-	-	-	-	-	10,607,525	$11	47,212	-	-	47,223	47,223
Sale of pre-funded warrants	-	-	-	-	-	-	-	-	2,295,699	2	10,650	-	-	10,652	10,652
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(117,223)	(117,223)	(117,223)
Forfeiture of restricted stock awards	-	-	-	-	-	-	-	-	(52,414)	-	-	-	-	-	-
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	-	-	-	-	$-	6	-	6	6
Balance at December 31, 2019	-	$-	-	-	-	$-	-	$-	48,283,270	$48	$396,278	$1	$(316,279)	$80,048	$80,048
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	11,629	-	-	11,629	11,629
Sale of common stock, net of issuance costs of $3,790	-	-	-	-	-	-	-	-	30,633,952	31	109,387	-	-	109,418	109,418
Issuance of common stock, to a related party, in connection with the Stock Purchase Agreement	-	-	-	-	-	-	-	-	7,825,797	8	19,274	-	-	19,282	19,282
Net loss	-	-	-	-	-	-	-	-				-	(88,290)	(88,290)	(88,290)
Vesting of restricted stock units	-	-	-	-	-	-	-	-	407,700	-	-	-	-	-
Forfeiture of restricted stock awards	-	-	-	-	-	-	-	-	(98,396)	-	-	-	-	-	-
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	-	-	-	-	-	(1)	-	(1)	(1)
Balance at December 31, 2020	-	$-	-	-	-	$-	-	$-	87,052,323	$87	$536,568	$-	$(404,569)	$132,086	$132,086

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(88,290)	$(117,223)	$(74,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount)/premium on available-for-sale securities	(20)	(279)	(90)
Equity-based compensation expense	11,629	14,207	5,955
Depreciation expense	3,922	2,824	1,566
Loss on sale of property and equipment	-	2	4
Changes in operating assets and liabilities:
Proceeds from landlord lease incentive for tenant improvements	-	-	823
Prepaid expenses and other current and non-current assets	30	4,486	(4,930)
Accounts payable	(3,431)	3,779	(1,610)
Accrued expenses and other current and non-current liabilities	(1,157)	(510)	2,883
Deferred revenue - related party, current and non-current	20,718	-	-
Net cash used in operating activities	(56,599)	(92,714)	(70,197)
Cash flows from investing activities:
Purchases of property and equipment	(899)	(4,387)	(7,776)
Proceeds from sales and maturities of available-for-sale securities	7,900	60,399	25,335
Purchases of available-for-sale securities	(401)	(31,496)	(44,321)
Net cash provided by (used in) investing activities	6,600	24,516	(26,762)
Cash flows from financing activities:
Proceeds from the issuance of common stock to a related party in connection with the Stock Purchase Agreement	19,282	-	-
Proceeds from issuance of common stock	113,208	49,325	-
Payment of offering costs	(3,790)	(2,102)	(2,168)
Proceeds from issuance of pre-funded warrants	-	10,652	-
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	-	-	133,688
Principal payments under capital lease obligation	-	-	(13)
Net cash provided by financing activities	128,700	57,875	131,507
Net (decrease) increase in cash, cash equivalents and restricted cash	78,701	(10,323)	34,548
Cash, cash equivalents, and restricted cash at beginning of period	76,370	86,693	52,145
Cash, cash equivalents, and restricted cash at end of period	$155,071	$76,370	$86,693
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A, B, C and D common units into shares of common stock	-	-	$65,180
Conversion of Series 2 Senior Preferred units into shares of common stock	-	-	$55,002
Conversion of Series 1 Senior Preferred units into shares of common stock	-	-	$25,000
Conversion of Junior Preferred units into shares of common stock	-	-	$44,177
Property and equipment included in accounts payable and accruals	$20	$490	$952
Property and equipment acquired through a capital lease	-	-	$1,023

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

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2020, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and prefunded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering.

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

In October 2020, the Company sold 6,309,632 shares of common stock pursuant to the ATM Sales Agreement resulting in net proceeds to the Company of $23,209.

On December 15, 2020, the Company issued and sold in a private placement 24,324,320 shares of its common stock at a price per share of $3.70. The Company received gross proceeds from the private placement of approximately $90,000 before deducting placement agent fees and offering expenses of $3,790.

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of December 31, 2020, the Company had an accumulated deficit of $404,569. During the year ended December 31, 2020, the Company incurred a net loss of $88,290 and used $56,599 of cash in operations.  The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash and cash equivalents of $154,744 as of December 31, 2020, will be sufficient to fund its operating expenses and capital requirements into the first quarter of 2022.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, the recognition of research and development expenses and equity-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.

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

Restricted Cash

The Company held restricted cash of $327 in separate restricted bank accounts as security deposits for leases of the Company’s facilities as of December 31, 2020 and December 31, 2019. The Company has included restricted cash of $327 as a non-current asset as of December 31, 2020 and December 31, 2019. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$154,744	$76,043	$86,366
Restricted cash, non-current	327	327	327
Cash and cash equivalents and restricted cash	$155,071	$76,370	$86,693

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

The Company’s cash equivalents and available-for-sale securities are carried at fair value, determined according to the fair value hierarchy described above. See Note 5, Fair Value of Financial Assets and Liabilities, for additional information. The carrying values of the Company’s accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short-term nature of these liabilities.

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

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2017. The adoption had no impact as the Company had no revenue generating arrangements until the year ended December 31, 2020. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract(s) with the customer; (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

As part of the accounting for these arrangements, the Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the standalone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. In determining the stand-alone selling price of a license to the Company’s proprietary technology or a material right provided by a customer option, the Company considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed estimates that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating its estimated stand-alone selling prices, the Company evaluates whether changes in the key assumptions used to determine its estimated stand-alone selling prices will have a significant effect on the allocation of arrangement consideration between performance obligations.

The Company estimates the transaction price based on the amount of consideration the Company expects to be received for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of the potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate the transaction price based on which method better predicts the amount of consideration expected to be received. If it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur, the variable consideration is included in the transaction price.

Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer. Promised goods or services are considered distinct when: (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own and whether the required expertise is readily available.

For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation in order to determine whether the combined performance obligation is satisfied over time or at a point in time. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets.

Exclusive Licenses

If the license granted in the arrangement is determined to be distinct from the other promises or performance obligations identified in the arrangement, which generally include research and development services, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license In assessing whether a license is distinct from the other promises, the Company considers relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promise, whether the value of the license is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the arrangement.

Research and Development Services

The promises under the Company’s collaboration and license agreements generally include research and development services to be performed by the Company on behalf of the collaboration partner. For performance obligations that include research and development services, the Company generally recognizes revenue allocated to such performance obligations based on an appropriate measure of progress. The Company utilizes judgment to determine the appropriate method of measuring progress for purposes of recognizing revenue, which is generally an input measure, such as costs incurred.

Milestone Payments

At the inception of each arrangement that includes milestone payments based on certain events, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If a milestone or other variable consideration relates specifically to the Company’s efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, the Company generally allocates the milestone amount entirely to that performance obligation once it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Collaboration Revenue

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company applies the five-step model described above.

Costs Associated with License and Collaborative Arrangements

All costs associated with license and collaborative arrangements are expensed as incurred and recorded in research and development expense in the consolidated statements of operations.

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

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and pre-funded warrants outstanding for the period. Diluted net loss is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of shares of common stock and pre-funded warrants outstanding for the period, including potential dilutive shares of common stock assuming the dilutive effect of common stock equivalents.

The Company’s preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive.

Funding from Charitable Organizations

The Company has received funding from charitable organizations to perform research and development services to identify therapies for people with Duchenne. The amounts received are recognized as services are performed and research expenses are incurred. These are included in other income in the consolidated statements of operations as the arrangement between the Company and the charitable organizations are not part of the Company’s on-going, major or central operations. Any amount received in advance of services performed is recorded in other current liabilities in the consolidated balance sheets if the services are expected to be performed within the next twelve months.

The Company recognized other income of $1, $515 and $270 for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in the consolidated statements of operations.

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

In August 2018 the Financial Accounting Standards Board issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. This new standard was effective for the Company on January 1, 2020. The adoption of this new standard did not have a material impact on the disclosures.

3. Collaborations

Ultragenyx Collaboration Agreement

Collaboration Agreement

On October 22, 2020 (the “Effective Date”), the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) to focus on the development and commercialization of new gene therapies for Duchenne Muscular Dystrophy. The Company granted Ultragenyx an exclusive worldwide license for any pharmaceutical product that expresses the Company’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for the treatment of Duchenne Muscular Dystrophy and other diseases resulting from the lack of functional dystrophin (the “Licensed Products”). The Company retains exclusive rights to all other uses of its microdystrophin proteins, including under its existing SGT-001 program.

The Company will conduct certain research and development activities with respect to the development of the Licensed Products. Ultragenyx will reimburse the Company for personnel and out-of-pocket costs that the Company incurs in conducting such development activities.

In addition, Ultragenyx granted to the Company an exclusive Development Option or Income Share Option (each as defined and described below) exercisable in the Company’s sole discretion one time per Licensed Product. After the date of first achievement of clinical proof of concept, Ultragenyx will provide to the Company a data package with respect to the relevant Licensed Product. The Company will use the data package to determine whether to exercise the corresponding Development Option or Income Share Option with respect to such Licensed Product.

With respect to each Licensed Product for which the Company has not exercised the Development Option or Income Share Option the Company will be entitled to milestone payments of up to $25,000 in the aggregate for each such Licensed Product that achieves specified development milestones and $65,000 in the aggregate for each such Licensed Product that achieves specified regulatory milestones. With respect to each Licensed Product for which the Company has not exercised the Income Share Option, the Company will also be entitled to milestone payments of up to $165,000 in the aggregate for each Licensed Product that archives specified annual worldwide net sales milestones. For Licensed Products for which the Company has not exercised the Development Option or Income Share Option, Ultragenyx will pay the Company tiered royalties on a Licensed Product-by-Licensed Product and country-by-country basis ranging from a low double digit percentage to a mid-teens percentage based on Ultragenyx’s annual worldwide net sales of such Licensed Products.

For each Licensed Product for which Ultragenyx decides to initiate a registrational trial in humans, the Company will have the option to fund 30% of the development costs in the United States and European Union for such Licensed Product and forgo the development and regulatory milestones (the “Development Option”) and receive tiered royalties on a Licensed Product-by-Licensed Product and country-by-country basis ranging from a mid-teens percentage to a low twenties percentage based on Ultragenyx’s annual worldwide net sales of each such Licensed Product.

For each Licensed Product for which the Company exercises the Development Option, the Company may also elect to share 30% of the net income and net losses on net sales of such Licensed Product in the United States and European Union (the “Income Share Option”). For Licensed Products for which the Company has exercised the Income Share Option, the Company will not be entitled to milestone payments and Ultragenyx will pay the Company tiered royalties on a Licensed Product-by-Licensed Product and country-by-country basis ranging from a mid-teens percentage to a low twenties percentage based on Ultragenyx’s annual net sales of each such Licensed Product outside of the United States and European Union.

The Company may only exercise an Income Share Option if neither the Company nor any of its affiliates is then developing or commercializing a product that is competitive with the Licensed Product that is subject to such option. If the Company or any of its affiliates subsequently develops or commercializes a product that is competitive with a Licensed Product for which the Company has exercised an Income Share Option, then the Company and Ultragenyx will no longer share the net income and net losses on net sales of such Licensed Product and such Licensed Product will be treated as if the Company had exercised the Development Option with respect to such Licensed Product.

Following the Company’s exercise of the Development Option or Income Share Option with respect to a Licensed Product, the Company also has the right to cease participation in the sharing of development costs and sharing in net income and net losses on net sales, as applicable, for such Licensed Product by written notice to Ultragenyx. Upon such notice, the Company will no longer share in the development costs and net income and net losses on net sales of such Licensed Product, as applicable, and will be eligible to receive payments on milestones achieved after the opt-out for such Licensed Product and royalties at the rates applicable to Licensed Products for which the Company has not exercised the Development Option or Income Share Option, as described above.

The Collaboration Agreement continues on a country-by-country and Licensed Product-by-Licensed Product basis until the expiration of all payment obligations under the agreement. With respect to any Licensed Product for which the Company has exercised an Income Share Option, the Collaboration Agreement continues until there are no longer sales of such Licensed

Product in the United States or Europe. Either party has the right to terminate the agreement if the other party has materially breached in the performance of its obligations under the agreement and such breach has not been cured within the applicable cure period. Ultragenyx may also terminate the Collaboration Agreement in its sole discretion upon 90 days’ prior written notice to the Company.

Stock Purchase Agreement

In connection with the execution of the Collaboration Agreement, Ultragenyx and the Company also entered into a stock purchase agreement (the “Stock Purchase Agreement”) on October 22, 2020 (the “Closing Date”), pursuant to which the Company issued and sold 7,825,797 shares of its common stock (the “Shares”) to Ultragenyx at a price of $5.1113 per share for an aggregate purchase price of approximately $40,000. The Stock Purchase Agreement contains customary representations, warranties and covenants of each of the parties thereto. Following the sale of the Shares, Ultragenyx beneficially owned approximately 14.45% of the Company’s outstanding common stock. As of December 31, 2020, Ultragenyx beneficially owned approximately 9.2% of the Company’s outstanding common stock.

Investor Agreement

In connection with the consummation of the transactions contemplated by the Stock Purchase Agreement, the Company and Ultragenyx entered into an Investor Agreement (the “Investor Agreement”) on the Effective Date. Pursuant to the terms of the Investor Agreement, Ultragenyx agreed that the Shares will be subject to a lock-up restriction, such that Ultragenyx will not, and will also cause its affiliates not to, without the prior approval of the Company and with certain exceptions, sell, transfer or otherwise dispose of the Shares until the earliest to occur of (i) 18 months after the Effective Date, (ii) the termination of the Collaboration Agreement or (iii) other specified events.

Pursuant to the terms of the Investor Agreement, Ultragenyx agreed that, so long as it holds at least 10% of the Company’s outstanding common stock, the Shares will be subject to a voting agreement, such that until the earliest to occur of certain specified events, and subject to specified conditions, Ultragenyx will, and will cause its permitted transferees to, vote in accordance with the recommendation of the Company’s Board of Directors with respect to specified matters.

Accounting Treatment

The Company concluded that the Collaboration Agreement and the Stock Purchase Agreement should be combined and treated as a single arrangement for accounting purposes as the agreements were entered into contemporaneously and in contemplation of one another.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Ultragenyx, is a customer. The Company identified the following promises in the Collaboration Agreement that were evaluated under the scope of ASC 606 : (1) an exclusive worldwide license to the Licensed Products; (2) an obligation to perform research and development services; and (iii) an obligation to participate in a joint steering committee. The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that Ultragenyx cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Due to the early stage of the Licensed Products, the research and development services could not be performed by another party. The Company’s skill-set, knowledge and expertise are required to conduct the research and development services and the research and development services are expected to involve significant further development of the Licensed Products. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation.

The Company determined the transaction price under ASC 606 at the inception of the Collaboration Agreement to be $22,513, which represents the excess proceeds from the equity investment under the Stock Purchase Agreement, when measured at fair value after taking into consideration a discount for lack of marketability, plus the estimated reimbursement of research and development costs, which represents variable consideration. The Company included the estimated reimbursement of research and development costs in the transaction price at the inception of the arrangement because the Company is required to perform research and development services and the contract requires Ultragenyx to reimburse the Company for costs incurred. Also, since the related revenue would be recognized only as the costs are incurred, the Company determined it is not probable that a significant reversal of cumulative revenue would occur. The Company evaluated how much variable consideration related to development and regulatory milestones, and the Company’s potential exercise of its Development Option or Income Share Option per Licensed Product, to include in the transaction price using the most likely amount approach and concluded that no amount should be included in the transaction price due to the high degree of uncertainty and risk associated with these potential payments. The Company also determined that royalties and sales milestones relate solely to the license of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met.

The Company determined that revenue under the Collaboration Agreement should be recognized over time as Ultragenyx simultaneously receives the benefit from the Company as the Company performs under the single performance obligation over time. The Company will recognize revenue for the single performance obligation using a cost-to-cost input method as the Company has concluded it best depicts the research and development and joint steering committee participation services performed. Under this method, the transaction price is recognized over the contract’s entire performance period, using costs incurred relative to total estimated costs to determine the extent of progress towards completion.

Ultragenyx is a related party since Ultragenyx is one of the Company’s significant stockholders.  No amounts have been recognized as related party revenue as the Company has not performed any services under the Collaboration Agreement for the year ended December 31, 2020. Further, the Company has made no payments to Ultragenyx during the year ended December 31, 2020. There is no amount due from Ultragenyx as of December 31, 2020.  The amount received is deferred as a contract liability on the Company’s consolidated balance sheet as the performance obligation has not been fully satisfied as of December 31, 2020. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation is recorded in related party deferred revenue at December 31, 2020.

4. Merger and Recapitalization

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

In addition, the Class C Non-Voting Units of Solid GT (“Solid GT Class C Restricted Units”) were exchanged for Series D Common Units of the Company. The Solid GT Class C Restricted Units were held by employees and consultants of Solid GT. See Note 11, Equity-Based Compensation, for additional information.

Since there was no change in control in connection with the Solid GT merger, the exchange of Solid GT Class B Units, Class C Restricted Units and Class D Units was accounted for as an equity transaction. In addition, because Solid GT Class D Units represented preferred units with preference over the other classes of Solid GT Units, the difference between the carrying value of the Solid GT Class D Units and the fair value of Junior Preferred Units was recorded as a deemed dividend in members’ deficit, which impacts net loss attributable to common unitholders. See Note 15, Net Loss per Share, for additional information.

(c)	Exchange of the Company’s existing Redeemable Preferred Units and Series A Common Units

In connection with the Merger and Recapitalization, the Company exchanged its existing Redeemable Preferred Units and Series A Common Units as follows:

•	17,100,000 Redeemable Preferred Units of the Company were exchanged for 12,219,299 Series A Common Units of the Company. See Note 10, Members’ Deficit, for additional information.
•	4,560,000 Series A Common Units of the Company were exchanged for 3,258,480 Series B Common Units of the Company. See Note 10, Members’ Deficit, for additional information.
•	563,917 Series A Common Units of the Company were exchanged for 402,963 Series D Common Units of the Company. See Note 10, Members’ Deficit, for additional information.

The table below displays the pre-merger and post-merger capitalization structure of the Company:

Pre-Merger and Recapitalization			Post-Merger and Recapitalization
Entity	Class	Issued	Entity	Class	Issued
Company	Redeemable Preferred	17,100,000	Company	Series A Common	12,219,299
Company	Series A Common (Founders)	4,560,000	Company	Series B Common	3,258,480
Company	Series A Common (Others)	563,917	Company	Series D Common	402,963
Solid GT	Class A Voting	450,000		Ceased to exist
Solid GT	Class B Non-Voting	50,000	Company	Series C Common	1,635,916
Solid GT	Class C Non-Voting	33,107	Company	Series D Common	1,083,205
Solid GT	Class D Voting	134,920	Company	Junior Preferred	4,414,356
Company (Total)	Common Units (Series A)	5,123,917	Company (Total)	Common Units (Series A, B, C and D)	18,599,863

5. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$-	$84,462	$-	$84,462
	$-	$84,462	$-	$84,462

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$-	$50,037	$-	$50,037
Available-for-sale securities	-	7,481	-	7,481
	$-	$57,518	$-	$57,518

As of December 31, 2020 there were no available-for-sale securities.  As of December 31, 2019, the fair values of the Company’s available-for-sale securities were determined using level two inputs.  During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

6. Available-for-Sale Securities

As of December 31, 2020 there no available-for-sale securities.  As of December 31, 2019, the fair value of available-for-sale debt securities by type of security was as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate bond securities	1,502	1	-	1,503
Commercial paper	5,978	-	-	5,978
	$7,480	$1	$-	$7,481

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2019
	Amortized Cost	Fair Value
Due in one year or less	$7,480	$7,481
Total available-for-sale securities	$7,480	$7,481

The average maturity of the Company’s available-for-sale securities as of December 31, 2019 was approximately 0.2 years.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2020	2019
Prepaid research and development expenses	$2,674	$1,290
Prepaid expenses and other assets	1,483	1,488
	$4,157	$2,778

8. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2020	2019
Furniture and fixtures	$203	$203
Laboratory equipment	9,631	9,425
Leasehold improvements	4,713	4,686
Computer equipment	436	428
Computer software	553	372
Construction in process	1,330	1,322
	16,866	16,436
Less accumulated depreciation	8,713	4,791
	$8,153	$11,645

Depreciation expense was $3,922, $2,824 and $1,566 for the years ended December 31, 2020, 2019 and 2018 respectively.

9. Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2020	2019
Accrued research and development	$2,091	$3,742
Accrued compensation	3,834	3,583
Accrued other	2,715	1,853
	$8,640	$9,178

10. Members’ Deficit

Series A, B, C and D Common Units

There were no Series A, B, C and D Common Units authorized, issued or outstanding as of December 31, 2020, 2019 or 2018.

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

In addition, in connection with the exchange of the non-founders’ restricted Series A Common Units into restricted Series D Common Units, the Company recognized $140 of equity-based compensation expense for vested units, which represents the incremental fair value of the units before and after the Merger and Recapitalization. The Company recorded additional compensation expense in the amount of $115 over the remaining vesting period of the Series D Common units of which $0, $13 and $54 were recognized during the years ended December 31, 2020, 2019 and 2018, respectively.

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

No distributions were made to the Series A, B, C or D Common unitholders during the years ended December 31, 2020, 2019 and 2018.

Corporate Conversion

Immediately prior to the effectiveness of the Company’s registration statement on Form S-1, which occurred on January 25, 2018, the Company completed the Corporate Conversion whereby all the Series A, B, C, and D Common Units converted into shares of common stock.

11. Equity-Based Compensation

2018 Omnibus Incentive Plan

In connection with the closing of the Company’s initial public offering, the board of directors and stockholders approved the 2018 Plan, which provides for the reservation of 5,001,000 shares of common stock for equity awards.

2020 Omnibus Incentive Plan

On June 16, 2020, the Company’s stockholders approved the 2020 Plan which consists of (i) 3,000,000 shares of common stock and (ii) additional shares of common stock (up to 4,879,025) as is equal to (i) the number of shares reserved under the 2018 Plan that remained available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by the Company’s stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

As of the effective date of the 2020 Plan, no further awards will be made under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective and are governed by their existing terms.

Stock Options

The following table summarizes the Company’s stock option activity for the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2019	2,610,975	$22.18
Granted	1,513,556	3.27
Forfeitures	(1,006,756)	17.27
Outstanding at December 31, 2020	3,117,775	14.58
Vested and expected to vest as of December 31, 2020	3,117,775	$14.58
Exercisable at December 31, 2020	1,089,779	$19.46

At December 31, 2020, the Company had an aggregate of $12,291 of unrecognized equity-based compensation cost related to stock options outstanding which is expected to be recognized over a weighted average period of 2.0 years. The intrinsic value of stock options was $910, $0 and $2,260 as of December 31, 2020, 2019, and 2018, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table for the years ended December 31:

	2020	2019
Expected volatility	21.3% - 119.5%	85.1% - 104.7%
Expected dividends	0.0%	0.0%
Expected term (in years)	4.50 - 10.00	5.10 - 6.25
Risk-free rate	0.6% - 3.4%	1.5% - 2.6%

The weighted average fair value of options to purchase shares of common stock granted during the year ended December 31, 2020 and 2019 was $2.69 and $13.13, respectively.

Restricted Stock Units

In 2020 and 2019, the board of directors issued restricted stock units to employees. Restricted stock unit grants typically vest over one or two years.

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2020:

	Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	245,100	$5.81
Granted	1,393,720	3.16
Vested	(407,700)	4.42
Forfeitures	(312,725)	3.56
Outstanding at December 31, 2020	918,395	$3.17
Unvested as of December 31, 2020	918,395	$3.17

At December 31, 2020, the Company had an aggregate of $1,600 of unrecognized equity-based compensation cost related to restricted stock units outstanding. The unrecognized expense for the restricted stock units is expected to be recognized over a weighted average period of 1.1 years.

Restricted Common Stock

In connection with the Company’s Corporate Conversion on January 25, 2018, all restricted Series B and D common units were converted to restricted shares of common stock. The following table summarizes the Company’s unvested restricted shares of common stock activity for the year ended December 31, 2020:

	Units	Weighted- Average Grant Date Fair Value
Unvested restricted Series D Common Units at December 31, 2019	352,952	$8.07
Releases	(184,504)	6.90
Forfeitures	(98,396)	9.02
Unvested restricted Series D Common Units at December 31, 2020	70,052	$9.83

The aggregate intrinsic value of restricted common units that vested during the years ended December 31, 2020, 2019, and 2018 were $522, $135, and $8,721 respectively.

At December 31, 2020, the Company had an aggregate of $506 of unrecognized equity-based compensation related restricted shares of common stock, which is expected to be recognized over a weighted average period of 0.7 years.

The Company recorded equity-based compensation expense in the following captions within its consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Research and development expenses	$5,822	$8,006	$4,180
General and administrative expenses	4,956	6,201	1,775
Restructuring expenses	851	-	-
	$11,629	$14,207	$5,955

12. Leases

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

In January 2018, the Company executed a lease agreement for lab space in Cambridge, Massachusetts. The lease consists of approximately 9,500 square feet with an initial term of five years with the option to extend the term for one additional two year term. The future minimum rent commitment for the initial five-year term is approximately $1,900. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In January 2018, the Company executed a lease agreement for office space in Cambridge, Massachusetts. The space serves as the Company’s corporate headquarters and consists of approximately 16,000 square feet. The term of the lease runs through February 2022. The future minimum rent commitment for the lease term is approximately $1,500. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In November 2018, the Company entered into a 48-month capital lease for certain lab equipment to be used at its facility in Cambridge, Massachusetts. The future minimum lease commitment for the lease term is approximately $900.

In January 2019, the Company executed a lease agreement for additional office space in Cambridge, Massachusetts. The space serves as office space supporting the Company’s lab operations and consists of approximately 5,000 square feet. The term of the lease runs through October 2025. The future minimum rent commitment for the lease term is approximately $2,000.

As of December 31, 2020, minimum future lease payments for these operating and finance leases were as follows:

	Finance Leases	Operating Leases
2021	$276	$2,444
2022	276	1,424
2023	300	686
2024	—	419
Thereafter	—	358
Total	852	5,331
Less: Imputed Interest	119	913
Total Lease Liabilities	$733	$4,418

As of December 31, 2019, minimum future lease payments for these operating and finance leases were as follows:

	Finance Leases	Operating Leases
2020	$276	$2,408
2021	276	2,444
2022	276	1,424
2023	300	686
2024	—	778
Thereafter	—	—
Total	$1,128	$7,740

The Company recorded rent expense of $2,562, $2,500 and $2,524 for the years ended December 31, 2020, 2019, and 2018, respectively.

Short-term lease and variable lease costs were not material for the year ended December 31, 2020.

The supplemental disclosure of cash flow information related to the Company’s leases and the weighted average remaining lease term and weighted average discount rate of the Company’s leases are as follows:

For the Year Ended December 31,
2020
Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,408
Operating lease liabilities arising from obtaining right-of-use-assets	$1,629
Finance lease liabilities arising from obtaining right-of-use assets	$—
Weighted-average remaining lease term (in years)
Operating lease	2.8
Finance lease	2.3
Weighted-average discount rate
Operating lease	12.6%
Finance lease	10.7%

13. Commitments and Contingencies

Letter of Credit

The Company had outstanding letters of credit in the amounts of $327 and $327 at December 31, 2020 and 2019, respectively, which were required as a condition of the Company’s office and laboratory leases.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 and 2019.

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

The Company may periodically become subject to other legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. Other than the above action, the Company is not aware of any other material claims as of December 31, 2020.

14. License Agreements

University of Washington License Agreement

In 2015, the Company entered into a license agreement with the University of Washington, acting through UW CoMotion, under which the Company obtained an exclusive, royalty-bearing, sublicensable, worldwide license under a patent application owned by the University of Washington relating to novel micro-dystrophins and all patents claiming priority to such patent to develop, manufacture, and commercialize products for use in the treatment of Duchenne and related disease indications caused by a lack of functional dystrophin. The Company has the right to grant sublicenses to third parties contingent upon written approval by the University of Washington prior to executing such sublicense, which approval may not be unreasonably withheld.

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. The Company is required to reimburse the University of Washington for costs incurred in applying for, prosecuting and maintaining patents and pay up to an aggregate of approximately $1,000 upon the achievement of certain milestones. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. In October 2020, the license agreement was amended such that the Company was required to pay the University of Washington $375 in connection with the execution of the Collaboration Agreement. This payment was recorded as a research and development expense in the fourth quarter of 2020. The license agreement was also amended such that the Company is required to pay an aggregate of approximately $3,400 upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2020, 2019, and 2018. The Company must also pay royalties of a low single digit percentage of future sales by the Company and its sublicensees of products developed under the licensed patent rights. In addition, the Company must pay an annual maintenance fee until certain milestones are achieved, at which time a minimum annual royalty requirement will replace such maintenance fee and will apply to the Company and its sublicensees.

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

The Company recorded research and development expense in the amount of $446, $38, and $47 for the years ended December 31, 2020, 2019, and 2018, respectively, under the agreement.

The University of Missouri License Agreement

In 2015, the Company entered into a license agreement with the Curators of the University of Missouri (the “University of Missouri”), a public corporation of Missouri, under which the Company obtained an exclusive, royalty-bearing, sublicensable, worldwide license under certain patent and patent applications owned by the University of Missouri relating to a novel synthetic microdystrophin gene to make, sell and distribute products for use in the treatment of Duchene and related disease indications resulting from a lack of functional dystrophin.

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

Under the agreement, in the event the Company grants a sublicenses to another party, the Company is required to pay the University of Missouri a percentage of the consideration received. The license agreement was amended such that the Company is required to pay the University of Missouri $750 in 2021 and $1,300 in 2022 as a result of the execution of the Collaboration Agreement with Ultragenyx in October 2020. These amounts were recorded as a research and development expense in the fourth quarter of 2020. The Company paid $750 in February 2021. The license agreement was also amended such that the Company is required to pay an aggregate of approximately $1,900 upon the achievement of certain milestones.

There were no milestones achieved during the years ended December 31, 2020, 2019, and 2018. The Company must pay a royalty of a low single digit percentage of future sales or by its sublicensees of products developed using the licensed patents. In addition, the Company must pay an annual maintenance fee until certain milestones are achieved, after which time a minimum annual royalty will replace such maintenance fee.

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

The Company recorded research and development expense in the amount of $2,111, $23, and $10 for the years ended December 31, 2020, 2019, and 2018, respectively, under the agreement.

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

In consideration for the rights granted by the agreement, the Company paid a one-time license fee and a separate fee to cover past patent prosecution costs, which the Company recorded as a research and development expense in 2016. The Company is required to reimburse the University of Michigan for costs incurred in applying for, prosecuting and maintaining patents, and pay up to an aggregate of approximately $1,000 upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2020, 2019, and 2018. The Company must also pay a royalty of a low single digit percentage on future sales by the Company or its sublicensees of products developed using the licensed rights, with a minimum annual royalty after certain milestones are achieved. In addition, the Company must pay an annual maintenance fee in any year in which the minimum annual royalty is not reached.

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

The Company recorded and research and development expense in the amount of $35, $39 and $35 for the years ended December 31, 2020, 2019, and 2018, respectively, under the agreement.

Harvard College License Agreements

In 2016, the Company entered into a license agreement with the President and Fellows of Harvard College, (“Harvard College”), under which the Company obtained a non-exclusive, royalty-bearing, sublicensable, worldwide license to use certain intellectual property owned by Harvard College to develop, manufacture, and commercialize products for use in the treatment of Duchenne.

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2016. The Company is required to pay an annual license maintenance fee until certain milestones are achieved, after which time the annual maintenance fee will increase annually. Such annual maintenance fee will further increase if the Company grants certain rights to a sublicensee or strategic partner with whom the Company collaborates on the development and commercialization of licensed products. The annual maintenance fee is creditable against royalty payments. The Company also must pay a milestone payment within thirty days after achieving certain milestones. There were no milestones achieved during the years ended December 31, 2020, 2019, and 2018. The Company must pay a royalty of a low single digit percentage on future sales by the Company or its sublicensees of products developed using the licensed technology.

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

The Company recorded research and development expense in the amount of $0, $10 and $20 for the years ended December 31, 2020, 2019, and 2018, respectively, under the agreement.

In August 2017, the Company entered into another license agreement with Harvard College, under which the Company obtained a non-exclusive, royalty-bearing, sublicensable, worldwide license to use certain intellectual property owned by Harvard College to develop, manufacture, and commercialize products for use in the treatment of Duchenne.

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2017. The Company is required to pay an annual license maintenance fee until certain milestones are achieved, after which time the annual maintenance fee will increase annually. Such annual maintenance fee will further increase if the Company grants certain rights to a sublicensee or strategic partner with whom the Company collaborates on the development and commercialization of licensed products. The annual maintenance fee is creditable against royalty payments. The Company also must pay a milestone payment within thirty days after achieving certain milestones. There were no milestones achieved during the years ended December 31, 2020, 2019, and 2018. The Company must pay a royalty of a low single digit percentage on future sales by the Company or its sublicensees of products developed using the licensed technology.

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

The Company recorded research and development expense in the amount of $0, $5 and $5 for the years ended December 31, 2020, 2019, and 2018, respectively, under the agreement.

Other License Agreements

In 2016, the Company entered into a license agreement with Life Technologies Corporation (“Life Technologies”). In consideration for obtaining a non-exclusive, royalty-free, worldwide license to use certain technologies and associated know-how to develop product candidates, the Company paid a one-time, non-refundable license fee. This fee was recorded as a research and development expense in 2016. The license agreement will remain effective in perpetuity unless earlier terminated. Life Technologies has the right to terminate the agreement upon the Company’s material, uncured breach of the agreement or in the event that it determines that continued performance of the agreement may violate any laws. The Company is obligated to diligently pursue regulatory approval necessary for the development, manufacture and sale of the licensed products. The Company has the right to terminate the agreement at any time upon providing thirty days’ written notice to Life Technologies.

15. Net Loss per Share

Basic and diluted net loss per share were calculated as follows:

The numerator for basic and diluted net loss per share is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Net loss	(88,290)	(117,223)	(74,798)

The denominator is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Weighted average common stock outstanding, basic and diluted	49,675,603	39,326,983	33,262,597
Weighted average pre-funded warrants to purchase common stock	2,261,544	962,307	-
Total	51,937,147	40,289,290	33,262,597

Net loss per share, basic and diluted is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Net loss per share, basic and diluted	$(1.70)	$(2.91)	$(2.25)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	For the Year Ended December 31,
	2020	2019	2018
Options to purchase shares of common stock	3,117,775	2,610,975	1,153,198
Unvested restricted stock units	918,395	245,100	-
Unvested shares of common stock	70,052	352,952	743,564
	4,106,222	3,209,027	1,896,762

16. Income Taxes

The Company recorded no tax benefit for the years ended December 31, 2020 and 2019 for the net operating losses incurred due to its uncertainty of realizing a benefit from those items.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.0%	6.1%
Permanent differences	(0.4)%	(0.4)%
Tax credits	9.6%	10.9%
Other	(0.4)%	(0.1)%
Valuation allowance	(35.8)%	(37.5)%
	0.0%	0.0%

The Company established deferred tax assets and liabilities on identified book to tax temporary differences as of the date of conversion to a C-corporation. Deferred income taxes reflect the net tax effects of these temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Tax loss carryforwards	$53,321	$43,885
Tax credit carryforwards	28,154	19,717
Lease liability	1,200	1,920
Accrued expenses	994	921
Stock compensation	5,909	4,159
Capitalized R&D expense	12,034	-
Other	144	257
Total deferred tax assets	101,756	70,859
Valuation allowance	(100,740)	(69,171)
Deferred tax liabilities:
Right of use asset	(972)	(1,355)
Depreciation	(44)	(333)
Total deferred tax liabilities	(1,016)	(1,688)
Net deferred taxes	$-	$-

As of December 31, 2020, the Company has federal net operating loss carryforwards of $194,529 which may be available to offset future taxable income and do not expire, but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2020, the Company has state net operating loss carryforwards of approximately $192,558 which may be available to offset future taxable income and begin to expire in 2038. The Company also had federal and state tax credits of $26,643 and $1,912, respectively, which may be used to offset future tax liability and each of which begin to expire in 2033. The Company’s ability to utilize these federal and state carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

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

As of December 31, 2020 and 2019, the Company did not have unrecognized tax benefits. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of December 31, 2020 and 2019, no interest and penalties have been recorded.

17. Retirement Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made no contributions to the plan during the years ended December 31, 2020, 2019 and 2018.

18. Restructuring

In January 2020, the Company’s board of directors approved a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of its business following the Company’s November 2019 announcement that the SGT-001 IGNITE DMD trial was placed on clinical hold by the U.S. Food and Drug Administration.

Under the restructuring plan, the Company made changes to its management team and reduced headcount by approximately 30 percent.  Affected employees were eligible to receive severance payments and outplacement services in connection with the restructuring plan. During year ended December 31, 2020, the Company recorded aggregate restructuring charges of $1,944 related to severance payments and other employee-related costs. The Company does not expect to incur any additional significant costs associated with this restructuring. During the year ended December 31, 2020, $1,882 of the estimated restructuring charges were paid. The Company expects the remaining accrued restructuring costs of $62 will be paid during the first quarter of 2021.

The following table shows the total amount expected to be incurred and the liability related to the 2020 restructuring for the year ended December 31, 2020:

One-Time Employee Termination Benefits
Accrued restructuring costs as of December 31, 2019	$-
Restructuring charges incurred during the period	1,944
Amounts paid during the period	(1,882)
Accrued restructuring costs as of December 31, 2020	$62

19. Subsequent Events

Issuance of new option awards

On January 4, 2021, the Company granted options to purchase 389,000 shares of common stock, at an exercise price of $7.84 per share, to a director as compensation for future services to the Company.  The options vest in equal quarterly installments beginning three months from the date of the grant with the final installment vesting date being the later of the completion of a specified service period or 12 months from the date of the grant.

On January 25, 2021, the Company granted options to purchase an aggregate of 1,439,895 shares of common stock, at an exercise price of $6.80, to employees as compensation for future services. The options vest over four years.  Also on January 25, 2021, the Company granted options to purchase 96,000 shares of common stock to non-employees, at an exercise price of $6.80, as compensation for future services to the Company. The options vest between one and two years.

On March 1, 2021, the Company granted options to purchase 325,000 shares of common stock, at an exercise price of $8.52 per share, to its Chief Legal Officer as compensation for future services to the Company. The options vest over four years.

On March 2, 2021, the Company granted options to purchase 80,000 shares of common stock, at an exercise price of $10.72 per share, to newly appointed directors as compensation for future services to the Company. The options vest over three years.