Form 10-Q
period 2021-03-31
Solid Biosciences Inc.
filed 2021-05-14
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, the registrant had 110,297,304 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$268,497	$154,744
Prepaid expenses and other current assets	5,518	4,157
Accounts receivable - related party	280	—
Total current assets	274,295	158,901
Property and equipment, net	7,461	8,153
Operating lease, right-of-use assets	3,196	3,579
Other non-current assets	—	209
Restricted cash, excluding current portion	327	327
Total assets	$285,279	$171,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,194	$3,274
Accrued expenses	6,794	8,640
Operating lease liabilities	1,965	1,999
Finance lease liabilities	214	208
Deferred revenue - related party	10,662	10,359
Total current liabilities	22,829	24,480
Operating lease liabilities, excluding current portion	1,980	2,419
Finance lease liabilities, excluding current portion	469	525
Deferred revenue - related party, excluding current portion	7,001	10,359
Other non-current liabilities	-	1,300
Total liabilities	32,279	39,083
Commitments and contingencies (Note 11)
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at March 31, 2021 and December 31, 2020; 110,288,567 shares issued and outstanding at March 31, 2021 and 84,893,994 shares issued and outstanding at December 31, 2020; 2,158,329 pre-funded warrants outstanding at March 31, 2021 and December 31, 2020	112	87
Additional paid-in capital	674,357	536,568
Accumulated other comprehensive income	—	0
Accumulated deficit	(421,469)	(404,569)
Total stockholders’ equity	253,000	132,086
Total liabilities and stockholders’ equity	$285,279	$171,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue - related party	$3,335	$—
Operating expenses:
Research and development	14,206	19,665
General and administrative	6,015	5,250
Restructuring charges	—	1,944
Total operating expenses	20,221	26,859
Loss from operations	(16,886)	(26,859)
Other income (expense):
Interest (expense) income	(14)	164
Other income	—	1
Total other income (expense), net	(14)	165
Net loss	$(16,900)	$(26,694)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.56)
Weighted average shares of common stock outstanding, basic and diluted	89,267,194	48,059,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(16,900)	$(26,694)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	—	(2)
Comprehensive loss	$(16,900)	$(26,696)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share / unit data)

	For the Three Months Ended March 31, 2021
	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	87,052,323	$87	$536,568	$—	$(404,569)	$132,086
Equity-based compensation	—	—	2,907	—	—	2,907
Sale of common stock, net of issuance costs of $8,872	25,000,000	25	134,853	—	—	134,878
Exercise of stock options	8,150	—	29	—	—	29
Net loss	—	—	—	—	(16,900)	(16,900)
Vesting of restricted stock units	412,931	—	—	—	—	—
Forfeiture of restricted stock awards	(26,508)	—	—	—	—	—
Balance at March 31, 2021	112,446,896	$112	$674,357	$—	$(421,469)	$253,000

	For the Three Months Ended March 31, 2020
	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	48,283,270	$48	$396,278	$1	$(316,279)	$80,048
Equity-based compensation	—	—	3,104	—	—	3,104
Net loss	—	—	—	—	(26,694)	(26,694)
Vesting of restricted stock units	121,975	—	—	—	—	—
Forfeiture of restricted stock awards	(38,822)	—	—	—	—	—
Unrealized loss on available for sale securities	—	—	—	(2)	—	(2)
Balance at March 31, 2020	48,366,423	$48	$399,382	$(1)	$(342,973)	$56,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,900)	$(26,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount)/premium on available-for-sale securities	—	(21)
Equity-based compensation expense	2,907	3,104
Depreciation expense	734	1,026
Gain on disposal of property and equipment	3	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(769)	(1,205)
Accounts receivable - related party	(280)	—
Accounts payable	(90)	(4,309)
Accrued expenses and other current and non-current liabilities	(3,916)	(1,175)
Deferred revenue- related party, current and non-current	(3,055)	—
Net cash used in operating activities	(21,366)	(29,274)
Cash flows from investing activities:
Purchases of property and equipment	(35)	(681)
Proceeds from sale and maturities of available-for-sale securities	—	7,500
Purchases of available-for-sale securities	—	(401)
Net cash provided by investing activities	(35)	6,418
Cash flows from financing activities:
Proceeds from issuance of common stock	135,125	—
Proceeds from exercise of stock options	29	—
Net cash provided by financing activities	135,154	—
Net (decrease)/increase in cash, cash equivalents and restricted cash	113,753	(22,856)
Cash, cash equivalents, and restricted cash at beginning of period	155,071	76,370
Cash, cash equivalents, and restricted cash at end of period	$268,824	$53,514
Supplemental disclosure of non-cash investing and financing activities:
Offering costs in accruals	$247	$—
Property and equipment included in accounts payable and accruals	$10	$55

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

The Company’s mission is to cure Duchenne muscular dystrophy (“Duchenne”), a genetic muscle-wasting disease predominantly affecting boys. It is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. The Company’s lead product candidate, SGT-001, is a gene transfer candidate under investigation for its ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease. SGT-001 has been granted Rare Pediatric Disease Designation and Fast Track Designation in the United States and Orphan Drug Designations in both the United States and European Union. The Company filed an Investigational New Drug application (“IND”) in September 2017 and initiated a Phase I/II clinical trial for SGT-001 in the United States during the fourth quarter of 2017, which is called IGNITE DMD. In November 2019, IGNITE DMD was placed on clinical hold by the U.S. Food and Drug Administration (“FDA”). In April 2020, the Company submitted a response to the FDA that included changes to the clinical protocol designed to enhance patient safety, as well as information related to improvements to its manufacturing process. The FDA responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process. In June 2020, the Company submitted a response to the FDA that provided data related to manufacturing process improvements. In July 2020, the Company announced that the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on the total viral load to be administered per patient. In October 2020, the Company announced that the FDA lifted the clinical hold placed on the Company’s IGNITE DMD Phase I/II clinical trial. In February 2021, we resumed treatment of patients in the IGNITE DMD clinical trial.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through March 31, 2021, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units, the sale of common stock and prefunded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering follow-on public offering in March 2021 and sales under its at-the-market sales agreement.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of March 31, 2021, the Company had an accumulated deficit of $421,469. During the three months ended March 31, 2021, the Company incurred a net loss of $16,900 and the Company used $21,366 of cash in operations for the three months ended March 31, 2021. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash and cash equivalents of $268,497 as of March 31, 2021, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements.

However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

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

In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

2. Summary of Significant Accounting Policies

The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2020 and updated, as necessary, in this report.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, estimates related to revenue recognition, the recognition of research and development expenses and equity-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.

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

Restricted Cash

The Company held restricted cash of $327 in separate restricted bank accounts as security deposits for leases of the Company’s facilities as of March 31, 2021 and December 31, 2020. The Company has included restricted cash of $327 as a non-current asset as of March 31, 2021 and December 31, 2020. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents as presented on balance sheet	$268,497	$154,744
Restricted cash, non-current, as presented on balance sheet	327	327
Cash and cash equivalents and restricted cash as presented on cash flow statement	$268,824	$155,071

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing treatments through gene therapy and other means for patients with Duchenne. All of the Company’s tangible assets are held in the United States.

Related Parties

In October 2020, we entered into a collaboration and license agreement (the “Collaboration Agreement”) with Ultragenyx Pharmaceutical Inc. (“Ultragenyx”). In connection with the Collaboration Agreement, Ultragenyx also purchased 7,825,797 shares of the Company’s common stock, which resulted in Ultragenyx becoming a related party of the Company.

In November 2020, we entered into a consulting agreement with Danforth Advisors, LLC, or Danforth, an affiliate of Stephen DiPalma, our interim chief financial officer. Pursuant to the consulting agreement, Danforth provides us with the chief financial officer services of Mr. DiPalma, and other services, including financial planning, offering support and accounting services, in exchange for fees payable to Danforth based on hourly rates. We have paid Danforth approximately $0.2 million to date. In accordance with the consulting agreement, in November 2020, we issued to Danforth a warrant to purchase 30,000 shares of our common stock at an exercise price per share of $3.29. The consulting agreement may be terminated by either party without cause upon 60 days’ prior written notice to the other party and with cause upon 30 days’ prior written notice to the other party.

Recently Adopted Accounting Pronouncements

In August 2018 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. This new standard was effective for the Company on January 1, 2020. The adoption of this new standard did not have a material impact on the Company’s disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and clarifies and amends existing guidance to improve consistent application. The standard became effective for the Company beginning January 1, 2021. The amendments that are related to changes in ownership of foreign equity method investments or foreign subsidiaries are to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments that are related to franchise taxes that are partially based on income are to be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments under this ASU are to be applied on a prospective basis. The Company adopted the guidance effective January 1, 2021. The adoption of this new standard did not have a material impact on the Company’s financial statements.

3. Collaborations

Ultragenyx Collaboration Agreement

Collaboration Agreement

On October 22, 2020 (the “Effective Date”), the Company entered into a collaboration and license agreement with Ultragenyx Pharmaceutical Inc. to focus on the development and commercialization of new gene therapies for Duchenne Muscular Dystrophy. The Company granted Ultragenyx an exclusive worldwide license for any pharmaceutical product that expresses the Company’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for the treatment of Duchenne Muscular Dystrophy and other diseases resulting from the lack of functional dystrophin (the “Licensed Products”).  The Company retains exclusive rights to all other uses of its microdystrophin proteins, including under its existing SGT-001 program.

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

Stock Purchase Agreement

In connection with the execution of the Collaboration Agreement, Ultragenyx and the Company also entered into a stock purchase agreement (the “Stock Purchase Agreement”) on October 22, 2020 (the “Closing Date”), pursuant to which the Company issued and sold 7,825,797 shares of its common stock (the “Shares”) to Ultragenyx at a price of $5.1113 per share for an aggregate purchase price of approximately $40,000. The Stock Purchase Agreement contains customary representations, warranties and covenants of each of the parties thereto. Following the sale of the Shares, Ultragenyx beneficially owned approximately 14.45% of the Company’s outstanding common stock. As of March 31, 2021, Ultragenyx beneficially owned approximately 7.10% of the Company’s outstanding common stock.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Ultragenyx, is a customer. The Company identified the following promises in the Collaboration Agreement that were evaluated under the scope of ASC 606: (1) an exclusive worldwide license to the Licensed Products; (2) an obligation to perform research and development services; and (iii) an obligation to participate in a joint steering committee. The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that Ultragenyx cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Due to the early stage of the Licensed Products, the research and development services could not be performed by another party. The Company’s skill-set, knowledge and expertise are required to conduct the research and development services and the research and development services are expected to involve significant further development of the Licensed Products. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation.

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

During the three months ended March 31, 2021, the Company recognized $3,335 of related party collaboration revenue, associated with its collaboration with Ultragenyx related to research and development services performed during the period and the corresponding cost reimbursement receivable.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the three months ended March 31, 2021:

	Balance as of December 31, 2020	Additions	Deductions	Balance as of March 31, 2021
Related party collaboration receivable	$—	$280	$—	$280
Contract liabilities:
Deferred revenue	20,718	—	(3,055)	17,663

The change in receivables balance for the three months ended March 31, 2021 is driven by amounts owed to the Company for research and development services provided.  The Company did not collect any amounts from Ultragenyx during the period.

As of March 31, 2021, there was $17,663 of deferred revenue related to the Ultragenyx Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of March 31, 2021, there was $280 of related party collaboration receivables related to reimbursable costs expected to be received from Ultragenyx for research and development services performed.

Costs incurred relating to the Ultragenyx Collaboration Programs consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three months ended March 31, 2021.

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$84,462	$—	$84,462
	$—	$84,462	$—	$84,462

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$84,462	$—	$84,462
	$—	$84,462	$—	$84,462

As of March 31, 2021 and December 31, 2020, there were no available-for-sale securities. During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

5. Property and Equipment

Property and equipment consists of the following:

	March 31, 2021	December 31, 2020
Furniture and fixtures	$213	$203
Laboratory equipment	9,654	9,631
Leasehold improvements	4,713	4,713
Computer equipment	436	436
Computer software	553	553
Construction in process	1,329	1,330
	16,898	16,866
Less accumulated depreciation	9,437	8,713
	$7,461	$8,153

Depreciation expense was $734 and $1,026 for the three months ended March 31, 2021 and 2020, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2021	December 31, 2020
Prepaid research and development expenses	$2,051	$2,674
Prepaid expenses and other assets	3,467	1,483
	$5,518	$4,157

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
Accrued research and development	$2,042	$2,091
Accrued compensation	1,138	3,834
Accrued other	3,614	2,715
	$6,794	$8,640

8. Stockholders’ Equity

On July 30, 2019, the Company issued and sold in a private placement (i) 10,607,525 shares of its common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of its common stock at a price per warrant of $4.64. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants have no expiration date. The Company received gross proceeds from the private placement of $59,977, before deducting offering costs of $2,079. No warrants were exercised during the three months ended March 31, 2021 and 2020.

In October 2020, in connection with the execution of the Collaboration Agreement, Ultragenyx and the Company also entered into the Stock Purchase Agreement, pursuant to which the Company issued and sold 7,825,797 shares of its common stock to Ultragenyx at a price of $5.1113 per share for an aggregate purchase price of approximately $40,000.

In October 2020, the Company sold 6,309,632 shares of common stock pursuant to a sales agreement, dated March 13, 2019, (the “ATM Sales Agreement”), by and between the Company and Jefferies LLC (“Jefferies”) resulting in net proceeds to the Company of $23,209.

On December 15, 2020, the Company issued and sold in a private placement 24,324,320 shares of its common stock at a price per share of $3.70. The Company received net proceeds from the private placement of $86,210 after deducting placement agent fees and offering expenses of $3,790.

On March 23, 2021, the Company issued and sold in a public offering 25,000,000 shares of its common stock at a price to the public of $5.575 per share. The Company received net proceeds of $134,878 after deducting underwriting discounts and commissions and offering expenses.

9. Equity-Based Compensation

In connection with the closing of the Company’s initial public offering, the board of directors and stockholders approved the 2018 Omnibus Incentive Plan, which provides for the reservation of 5,001,000 shares of common stock for equity awards. On June 16, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”) which consists of (i) 3,000,000 shares of common stock and (ii) additional shares of common stock (up to 4,879,025) as is equal to (i) the number of shares reserved under the Company’s 2018 Omnibus Incentive Plan (“2018 Plan”) that remain available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by the Company’s stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.  In April 2021, the board of directors approved an amendment to the 2020 Plan to reserve an additional 7,000,000 shares of common stock for issuance under the plan, subject to stockholder approval.

During the three months ended March 31, 2021, the Company granted options for the purchase of 2,397,495 shares of common stock. During the three months ended March 31, 2021, the Company granted no restricted stock units.

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Research and development	$1,490	$1,239
General and administrative	1,417	1,014
Restructuring	—	851
Total	$2,907	$3,104

10. Income Taxes

During the three months ended March 31, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits and orphan drug credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2021 and December 31, 2020, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of March 31, 2021, and December 31, 2020, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation tax years beginning with the year ended December 31, 2018 are open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

11. Commitments and Contingencies

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of March 31, 2021.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders	$(16,900)	$(26,694)

The denominator is as follows:

	Three Months Ended March 31,
	2021	2020
Weighted average shares of common stock outstanding, basic and diluted	87,108,865	46,537,131
Weighted average shares of pre-funded warrants to purchase common stock	2,158,329	1,522,148
Total	89,267,194	48,059,279

Net loss per share attributable to common stockholders, basic and diluted is as follows:

	Three Months Ended March 31,
	2021	2020
Net loss per share attributable to common stockholders	$(0.19)	$(0.56)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect for the three months ended March 31:

	2021	2020
Options to purchase shares of common stock	5,076,747	3,099,758
Unvested shares of common stock	22,804	219,284
Unvested restricted stock units	322,901	1,011,955
	5,422,452	4,330,997

13. Restructuring

In January 2020, the Company’s board of directors approved a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of its business following the Company’s November 2019 announcement that the SGT-001 IGNITE DMD trial was placed on clinical hold by the U.S. Food and Drug Administration.

Under the restructuring plan, the Company made changes to its management team and reduced headcount by approximately 30 percent.  Affected employees were eligible to receive severance payments and outplacement services in connection with the restructuring plan. During the three months ended March 31, 2020, the Company recorded aggregate restructuring charges of $1,944 related to severance payments and other employee-related costs. The Company does not expect to incur any additional significant costs associated with this restructuring. During the three months ended March 31, 2021, the remaining restructuring charges were paid.

The following table shows the total amount expected to be incurred and the liability related to the 2020 restructuring for the three months ended March 31, 2021:

One-Time Employee Termination Benefits
Accrued restructuring costs as of December 31, 2020	$62
Amounts paid during the period	(62)
Accrued restructuring costs as of March 31, 2021	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2020 included in our annual report filed on Form 10-K on March 15, 2021.

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

Our efforts are focused on our lead product candidate, SGT-001, a gene transfer candidate under investigation for its ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease. Based on our preclinical program that included multiple animal species of different phenotypes and genetic variations, as well as preliminary clinical trial biomarker results, we believe that SGT-001, has the potential to slow or even halt the progression of Duchenne, regardless of the type of genetic mutation or stage of the disease. SGT-001 has been granted Rare Pediatric Disease Designation, or RPDD, and Fast Track Designation, in the United States and Orphan Drug Designations in both the United States and European Union. The safety and efficacy of SGT-001 are currently being evaluated in a Phase I/II clinical trial called IGNITE DMD. In March 2021, we announced that the seventh patient, who was the fourth patient in the 2E14 vg/kg cohort, was treated with SGT-001, under an amended clinical protocol designed to enhance patient safety, incorporating the prophylactic use of both anti-complement inhibitor eculizumab and C1 esterase inhibitor, and increasing the prednisone dose in the first month post dosing.  This patient was safely dosed, with transient and manageable adverse events, none of which were serious.

In April 2021, an eighth patient, also in the 2E14 vg/kg cohort, was treated with SGT-001. The patient experienced an inflammatory response which was classified as a serious adverse event and considered by the investigator to be drug related. This type of event is described in our investigators brochure and is not considered unexpected.  As of the patient’s 30-day follow-up visit, laboratory values had either returned to normal or continue to trend towards normal.

As part of our clinical mitigation strategy, the status of both patients dosed under the amended protocol have been shared with the Data Safety Monitoring Board, or DSMB, as well as the Food and Drug Administration, or FDA. We are carefully examining the full details of the clinical course of these patients and are continuing our discussions with the DSMB and FDA. No new drug-related safety findings have been identified in patients 1-6, who have post dosing periods of 1.5 years to more than 3 years following treatment.

In May 2021, we reported long-term biopsy data collected from patients 4-6, who were dosed at the 2E14 vg/kg dose level. Analyses of the biopsies, taken 2 years, 1.5 years and 1 year post-dosing, respectively, demonstrate durable and widespread expression of the microdystrophin protein. The long-term results are consistent with the day 90, interim data reported in March 2021 and continue to demonstrate the functionality of the SGT-001 microdystrophin, as highlighted by the recruitment of key dystrophin associated proteins: beta-sarcoglycan and neuronal Nitric Oxide Synthase (nNOS).  The long-term muscle biopsy results were analyzed by two methods, Western Blot and Immunofluorescence (IF).  As reflected in the table below, the Western Blot data indicate that expression was maintained in Patient 4 and increased compared to the Day 90 biopsies in Patient 5 and 6. IF data show microdystrophin function via continued localization to the muscle membrane, with the percent positive fibers remaining comparable to the Day 90 biopsies in all three patients.

Patient	Last Timepoint	Western Blot		Immunofluorescence (% Positive Fibers)
		Day 90	Last Timepoint	Day 90	Last Timepoint
Pt. 4	24 months	BLQ*	BLQ*	10-20%	10-30%
Pt. 5	18 months	17.5%	69.8%	50-70%	85%
Pt. 6	12 months	8.0%	20.3%	50-70%	50-60%

*Below the limit of quantification

Further morphological analysis of the muscle biopsies conducted by Solid indicate that sustained microdystrophin protein expression and function resulted in membrane stabilization, evidenced by minimal progression of muscle deterioration since the Day 90 timepoint. These long-term pathophysiological improvements support the recently reported positive trends in the clinical biomarker and functional data.

In May 2021, we announced the advancement of a next-generation Duchenne microdystrophin gene transfer program, SGT-003. We have developed a library of novel capsids that show increased muscle tropism, decreased liver biodistribution and drive improved efficiency compared with AAV9 in various in vitro and in vivo models. SGT-003 is a preclinical candidate that combines a novel and rationally-designed capsid candidate from this library with Solid’s proprietary nNOS containing microdystrophin construct.

Since our inception, we have devoted substantial resources to identifying and developing SGT-001, SGT-003 and our other product candidates, developing our manufacturing processes, organizing and staffing our company and providing general and administrative support for these operations. We have incurred significant losses every year since our inception. We do not have any products approved for sale. To date, we have not generated any revenue. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of SGT-001, SGT-003 and our other product candidates. If successfully developed and approved, we intend to commercialize SGT-001, and SGT-003 in the United States and European Union and may enter into licensing agreements or strategic collaborations in other markets. If we generate product sales or enter into licensing agreements or strategic collaborations, we expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of any product sales, license fees, milestone payments and other payments. If we fail to complete the development of SGT-001, SGT-003 and our other product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $88.3 million and $117.2 million for the years ended December 31, 2020 and 2019, respectively. Our net losses were $16.9 million for the three months ended March 31, 2021 and $26.7 million for the three months ended March 31, 2020. As of March 31, 2021, we had an accumulated deficit of $421.5 million. We expect to incur significant expenses and operating losses for the foreseeable future.

In January 2020, we announced a reduction in workforce by approximately 30% as part of a strategic plan designed to create a leaner company focused on advancing SGT-001.

As we seek to develop and commercialize SGT-001, SGT-003 or any other product candidates, we anticipate that our expenses will increase significantly and that we will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity financings, debt financings or other sources, which may include licensing agreements or strategic collaborations. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, if at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of SGT-001, SGT-003 or our other product candidates.

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

In October 2020, we entered into a collaboration and license agreement, or the Collaboration Agreement, with Ultragenyx Pharmaceutical Inc., or Ultragenyx, pursuant to which we granted Ultragenyx an exclusive worldwide license under certain intellectual property rights controlled by us to make, have made, use, distribute, offer for sale, sell, import and export, including to research, develop, modify, enhance, improve, register, distribute, commercialize, or otherwise dispose of AAV8 or other clade E AAV variant pharmaceutical products that express our MD5 nNOS binding domain form of microdystrophin protein for the diagnosis, treatment, cure, mitigation or prevention of Duchenne and other disease indications resulting from a lack of functional dystrophin, including Becker muscular dystrophy. On a product-by-product basis, we have the option to fund 30% of the development costs in the United States and European Union and share 30% of the net income and net losses on net sales of such Licensed Product in the United States and European Union. In connection with the execution of the Collaboration Agreement, we also entered into a stock purchase agreement with Ultragenyx, pursuant to which we issued and sold 7,825,797 shares of our common stock to Ultragenyx for an aggregate purchase price of approximately $40 million.

During the year ended December 31, 2020, we sold 6,309,632 shares pursuant to the ATM Sales Agreement, resulting in net proceeds of $23.2 million.

In December 2020, we completed a private placement of shares of common stock resulting in net proceeds to us of $86.2 million, after deducting offering costs.

In March 2021, we issued and sold in a public offering 25,000,000 shares of our common stock at a price per share to the public of $5.75, including the full exercise by the underwriters of an option to purchase additional shares of common stock, or (March 2021 Offering). We received net proceeds of approximately $134.9 million after deducting underwriter discounts and commissions and offering expenses.

As of March 31, 2021, we had cash and cash equivalents of $268.5 million. We believe that our cash and cash equivalents as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

The consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are those of Solid Biosciences Inc. and its subsidiaries.

Financial operations overview

Revenue

Collaboration revenue

Collaboration revenue was $3.3 million for the three months ended March 31, 2021. We recognized this revenue related to research services and cost reimbursement from the Ultragenyx Collaboration Agreement.

Product revenue

We have not generated any product revenue to date and do not expect to generate any product revenue from the sale of our products for the next few years, if ever. If our development efforts for SGT-001, SGT-003 or our other product candidates are successful and result in marketing approval, we may generate product revenue in the future from product sales.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of SGT-001, SGT-003 and our other product candidates and include:

•

expenses incurred under agreements with third parties, including contract research organizations (“CROs”), that conduct research and preclinical activities on our behalf, as well as contract manufacturing organizations (“CMOs”), that manufacture SGT-001, SGT-003 and our other product candidates for use in our preclinical studies and clinical trials;

•	salaries, benefits and other related costs, including equity-based compensation expense, for personnel engaged in research and development functions;
•	costs of outside consultants, engaged to assist in our research and development activities, including their fees, equity-based compensation and related travel expenses;
•	costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
•	costs incurred in seeking regulatory approval of SGT-001, SGT-003 and our other product candidates;
•	expenses incurred under our intellectual property licenses; and
•	facility-related research and development expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended March 31,
(In thousands)	2021	2020
SGT-001	$6,173	$10,176
Other product candidates	192	288
Unallocated research and development expenses
Personnel related expenses	5,512	5,951
External expenses	2,329	3,250
Total unallocated research and development expenses	7,841	9,201
Total research and development expenses	$14,206	$19,665

We cannot determine with certainty the duration, costs and timing of clinical trials of SGT-001, SGT-003 and our other product candidates or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval or our other research and development expenses. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, expense and results of any clinical trials of SGT-001, SGT-003 or other product candidates and other research and development activities that we may conduct;
•	the imposition of regulatory restrictions on clinical trials, including full and partial clinical holds and the time and activities required to lift any such holds;
•	uncertainties in clinical trial design and patient enrollment or drop out or discontinuation rates;
•	significant and changing government regulation and regulatory guidance;
•	potential additional studies or clinical trials requested by regulatory agencies;
•	the timing and receipt of any marketing approvals; and
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we proceed with clinical trials for SGT-001, initiate clinical trials for SGT-003 or any future product candidates and continue to identify and develop additional product candidates.

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative personnel headcount to support our research and development activities and activities related to the clinical trials for and potential commercialization of SGT-001, SGT-003 and our other product candidates.

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

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	Revenue recognition;
•	Accrued research and development expenses; and
•	Equity-based compensation.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase
(in thousands)	2021	2020	(decrease)
Collaboration revenue - related party	$3,335	$—	$3,335
Operating expenses:
Research and development	14,206	19,665	(5,459)
General and administrative	6,015	5,250	765
Restructuring charges	—	1,944	(1,944)
Total operating expenses	20,221	26,859	(6,638)
Loss from operations	(16,886)	(26,859)	9,973
Other income (expense):
Interest (expense) income	(14)	164	(178)
Other income	—	1	(1)
Total other income (expense)	(14)	165	(179)
Net loss	$(16,900)	$(26,694)	$9,794

Collaboration revenue

Collaboration revenue for the three months ended March 31, 2021 was $3.3 million, compared to no collaboration revenue for the three months ended March 31, 2020. The increase in collaboration revenue was related to research services and cost reimbursement received under the Collaboration Agreement with Ultragenyx.

Research and development expenses

	Three Months Ended March 31,		Increase
(in thousands)	2021	2020	(decrease)
SGT-001	$6,173	$10,176	$(4,003)
Other product candidates	192	288	(96)
Unallocated research and development expenses
Personnel related expenses	5,512	5,951	(439)
External expenses	2,329	3,250	(921)
Total unallocated research and development expenses	7,841	9,201	(1,360)
Total research and development expenses	$14,206	$19,665	$(5,459)

Research and development expenses for the three months ended March 31, 2021 were $14.2 million, compared to $19.7 million for the three months ended March 31, 2020. The decrease of $5.5 million in research and development expenses was primarily due to a $4.0 million decrease in costs related to our lead product candidate SGT-001, driven by a reduction in manufacturing costs of $3.8 million and in clinical costs of $0.2 million, and a decrease in unallocated research and development costs of $1.4 million, primarily due to a reduction in personnel related expenses of $0.4 million and a decrease in other R&D expenses of $0.9 million. The reduction in research and development was also driven by a $0.1 million decrease in costs related to other product candidates as we focus on advancing SGT-001.

General and administrative expenses

General and administrative expenses were $6.0 million for the three months ended March 31, 2021, compared to $5.3 million for the three months ended March 31, 2020. The increase of $0.7 million was due to an increase in corporate expenses of $0.6 million and an increase in personnel related expenses of $0.1 million.

Interest (expense) income

Interest expense was less than $0.1 million for the three months ended March 31, 2021, compared to interest income of $0.2 million for the three months ended March 31, 2020. The decrease was primarily related to a reduction of available-for-sale securities included within our portfolio.

Other income

We had no other income for the three months ended March 31, 2021 compared to $0.1 million of other income for the three months ended March 31, 2020. Other income relates to contributions from charitable organizations. We do not expect these contributions to be significant in future periods.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of common stock and prefunded warrants to purchase shares of our common stock in private placements and the sale of common stock in our initial public offering and a follow-on public offering. Through March 31, 2021, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $471.3 million of net proceeds from the sale of our common stock through public offerings, including our IPO, private placements, our ATM Sales Agreement and pursuant to the stock purchase agreement with Ultragenyx, as detailed in the following paragraphs.

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

In March 2019, we entered into the ATM Sales Agreement under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $50.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the three months ended March 31, 2021, we did not sell any shares pursuant to the ATM Sales Agreement. During the year ended December 31, 2020, we sold 6,309,632 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $23.2 million.

In March 2021, we issued and sold in a public offering 25,000,000 shares of our common stock at a price per share of $5.75, including the full exercise by the underwriters of an option to purchase additional shares of common stock, or the March 2021 Offering. We received net proceeds of approximately $134.9 million after deducting underwriter discounts and commissions and offering expenses.

As of March 31, 2021, we had cash and cash equivalents of $268.5 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,		Increase
(in thousands)	2021	2020	(decrease)
Cash used in operating activities	$(21,366)	$(29,274)	$7,908
Cash provided by investing activities	(35)	6,418	(6,453)
Cash provided by financing activities	135,154	—	135,154
Net (decrease)/increase in cash, cash equivalents and restricted cash	$113,753	$(22,856)	$136,609

Operating activities

During the three months ended March 31, 2021, operating activities used $21.4 million of cash, primarily resulting from our net loss of $16.9 million and cash used in changes in our operating assets and liabilities of $8.1 million offset by non-cash charges of $3.6 million due to equity-based compensation of $2.9 million and depreciation expense of $0.7 million.  Net cash used in changes in our operating assets and liabilities during the three months ended March 31, 2021 consisted primarily of a reduction in accrued expenses and other liabilities of $3.9 million, a decrease in deferred revenue of $3.1 million, a net increase in prepaid expenses and other assets of $0.8 million and an increase in accounts receivable of $0.3 million.

During the three months ended March 31, 2020, operating activities used $29.3 million of cash, primarily resulting from our net loss of $26.7 million and cash used in changes in our operating assets and liabilities of $6.7 million offset by non-cash charges of $4.1 million due to equity-based compensation of $3.1 million and depreciation expense of $1.0 million.  Net cash used in changes in our operating assets and liabilities during the three months ended March 31, 2020 consisted primarily of a reduction in accrued expenses and other liabilities of $1.2 million and a decrease in accounts payable of $4.3 million as well as an increase in prepaid expenses and other assets of $1.2 million.

Investing activities

During the three months ended March 31, 2021, investing activities used $0.1 million of cash, resulting from purchases of property and equipment.

During the three months ended March 31, 2020, investing activities generated $6.4 million of cash, consisting primarily of proceeds from maturities of available-for-sale securities partially offset by purchases of property and equipment, and available-for-sale securities.

Financing activities

During the three months ended March 31, 2021, financing activities generated $135.1 million of cash resulting from the March 2021 Offering.

During the three months ended March 31, 2020, we received no cash from financing activities.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to SGT-001. In addition, we expect to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•	continue to enroll patients in IGNITE DMD and continue clinical development of SGT-001;
•	move SGT-003 and other product candidates into clinical trials;
•	continue research and preclinical development of SGT-003 and our other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our activities;
•	acquire or in-license other drugs, technologies and intellectual property;
•	fund a portion of the development or commercialization of products in collaboration with Ultragenyx pursuant to the Collaboration Agreement; and
•	add operational, financial and management information systems and personnel.

As of March 31, 2021, we had cash and cash equivalents of $268.5 million.  We believe that our cash and cash equivalents as of March 31, 2021 will be sufficient to fund our operating expenses and capital requirements into the fourth quarter of 2022. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all.  In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Because of the numerous risks and uncertainties associated with the development of SGT-001, SGT-003 and other product candidates and programs and because the extent to which we may enter collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	the progress and results of IGNITE DMD and future clinical trials of SGT-001, SGT-003 and our other product candidates;
•	the costs, timing and outcome of regulatory review of SGT-001, SGT-003 and our other product candidates;
•

the scope, progress, results and costs of discovery, laboratory testing, manufacturing, preclinical development and clinical trials for SGT-003 and our other product candidates that we may pursue in the future, if any;

•	the costs associated with our manufacturing process development and evaluation of third-party manufacturers;
•	whether we decide to construct and validate our own manufacturing facility and the associated costs;
•	revenue, if any, received from commercial sale of SGT-001, SGT-003 or our other product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the outcome of any lawsuits filed against us;

•	the terms of our current and any future license agreements and collaborations;
•	the success of our collaboration with Ultragenyx;
•	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones, royalties and other collaboration-based revenues, if any;
•	the extent to which we acquire or in-license other product candidates, technologies and intellectual property; and
•	if and as we need to adapt our business in response to the COVID-19 pandemic and its collateral consequences.

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

Recently Issued Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding recently adopted and issued accounting pronouncements. See also Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related changes in interest rates. As of March 31, 2021, our cash equivalents consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, operating results and financial condition and the trading price of our common stock could decline. These risks are discussed more fully below. These risks include the following:

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
•

The ongoing COVID-19 pandemic may affect our ability to initiate and complete current or future preclinical studies or clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations.

•

In November 2019, the FDA placed IGNITE DMD on clinical hold after we reported a serious adverse event in the clinical trial. Even though the clinical hold was lifted in October 2020 and treatment of patients resumed in February 2021, we cannot guarantee that similar events will not happen in the future.

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
•

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize SGT-001, SGT-003 or our other product candidates and the approval may be for a more narrow indication than we seek.

•	We face significant competition.
•

We have limited gene transfer manufacturing experience and could experience production problems and delays in obtaining regulatory approval of our manufacturing processes, which could result in delays in the development or commercialization of SGT-001, SGT-003 or our other product candidates.

•

Although we may establish our own SGT-001 manufacturing facility, we expect to utilize third parties to conduct our product manufacturing for the foreseeable future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily or meet regulatory requirements.

•

Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our SGT-001 gene transfer product candidate or other gene transfer product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for SGT-001.

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

Since inception, we have incurred significant net losses. Our net loss was $16.9 million for the quarter ended March 31, 2021. Our net losses were $88.3 million and $117.2 million for the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, we had an accumulated deficit of $421.5 million. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•	continue to enroll patients in IGNITE DMD and continue clinical development of SGT-001;
•	move SGT-003 or our other product candidates into clinical trials;
•	continue research and preclinical development of SGT-003 or our other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	arrange for manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our activities;
•	acquire or in-license other drugs, technologies and intellectual property;
•	fund a portion of the development or commercialization of products in collaboration with Ultragenyx pursuant to our collaboration and license agreement with Ultragenyx; and
•	add operational, financial and management information systems and personnel.

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we continue IGNITE DMD and complete clinical trials of SGT-001, obtain marketing approval for SGT-001, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future product candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001, SGT-003 and our other product candidates. In addition, if we obtain marketing approval for SGT-001, SGT-003 and our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also incur additional costs associated with operating as a public company. While we believe that our cash and cash equivalents as of March 31, 2021 will be sufficient to fund our operating expenses and capital requirements into the fourth quarter of 2022, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.  In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of SGT-001, SGT-003 and our other product candidates.

Our future capital requirements will depend on many factors, including:

•	the progress and results of IGNITE DMD and future clinical trials of SGT-001, SGT-003 and our other product candidates;
•	the costs, timing and outcome of regulatory review of SGT-001, SGT-003 and our other product candidates;
•

the scope, progress, results and costs of discovery, laboratory testing, manufacturing, preclinical development and clinical trials for SGT-003 and our other product candidates that we may pursue in the future, if any;

•	the costs associated with our manufacturing process development and evaluation of third-party manufacturers;
•	whether we decide to construct and validate our own manufacturing facility and the associated costs;
•	revenue, if any, received from commercial sale of SGT-001, SGT-003 or our other product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the outcome of any lawsuits filed against us;
•	the terms of our current and any future license agreements and collaborations;
•	the success of our collaboration with Ultragenyx;
•	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones, royalties and other collaboration-based revenues, if any;
•	the extent to which we acquire or in-license other product candidates, technologies and intellectual property; and
•	if and as we need to adapt our business in response to the COVID-19 pandemic and its collateral consequences.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our 2020 Annual Report on Form 10-K.

The report from our independent registered public accounting firm for the year ended December 31, 2020 included an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. See Note 1 to the consolidated financial statements included in our 2020 Annual Report on Form 10-K for additional information. Given our planned expenditures, our independent registered public accounting firm may conclude, in connection with the audit of our financial statements for the year ended December 31, 2021 or any other subsequent period, that there is substantial doubt regarding our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies, SGT-001, SGT-003 or our other product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership of our common stock will be diluted and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, SGT-001, SGT-003 or our other product candidates, or grant licenses on terms unfavorable to us.

We have never generated revenue from product sales and do not expect to do so for the next several years, if ever.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, SGT-001, SGT-003 and any other product candidates that we may pursue in the future. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our success in:

•	completing research and development of SGT-001, SGT-003 and our other product candidates in a timely and successful manner;
•	seeking and obtaining regulatory and marketing approvals for any product candidates for which we complete clinical trials;
•

launching and commercializing SGT-001, SGT-003 and any other product candidates for which we obtain regulatory and marketing approval by establishing a sales force and marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

•

maintaining and enhancing a commercially viable, sustainable, scalable, reproducible and transferable manufacturing process for SGT-001, SGT-003 and our other product candidates that is compliant with cGMPs;

•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the commercial demand for SGT-001, SGT-003 and our other product candidates, if approved;

•	obtaining market acceptance, if and when approved, of SGT-001 or any other product candidate as a viable treatment option by patients, the medical community and third-party payors;
•	qualifying for coverage and adequate reimbursement by government and third-party payors for SGT-001, SGT-003 and our other product candidates both in the U.S. and internationally;
•	effectively addressing any competing technological and market developments;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
•	maintaining, protecting, enforcing and expanding our portfolio of intellectual property rights, including patents, trademarks, trade secrets and know-how;
•	avoiding and defending against intellectual property infringement, misappropriation and other claims;
•	implementing additional internal systems and infrastructure, as needed; and
•	attracting, hiring and retaining qualified personnel.

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

The ongoing COVID-19 pandemic may affect our ability to initiate and complete current or future preclinical studies or clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic may continue to adversely impact economies worldwide, which could result in adverse effects on our business and operations.

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

Risks related to the development of our product candidates

In November 2019, the FDA placed IGNITE DMD on clinical hold after we reported a serious adverse event in the clinical trial. Even though the clinical hold was lifted in October 2020 and treatment of patients resumed in February 2021, we cannot guarantee that similar events will not happen in the future.

In November 2019, the FDA placed a clinical hold on SGT-001 following a serious adverse event in IGNITE DMD. The third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event deemed related to the study drug that was characterized by complement activation, thrombocytopenia, decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency.  In October 2020, the FDA lifted the clinical hold placed on IGNITE DMD. In connection with the lifting of the clinical hold, we reduced the maximum weight of the next two patients dosed in IGNITE DMD to 18 kg per patient. Additionally, to mitigate the risk of serious drug-related adverse events, we have amended the IGNITE DMD clinical protocol to include the prophylactic use of both anti-complement inhibitor eculizumab and C1 esterase inhibitor, and increase the prednisone dose in the first month post dosing. In March 2021, we announced that a seventh patient was safely dosed under the amended protocol, with transient and manageable adverse events, none of which were serious.  In April 2021, an eighth patient was treated with SGT-001. The patient experienced an inflammatory response which was classified as a serious adverse event and considered by the investigator to be drug related. We are carefully examining the full details of this event and are engaged in discussions with the DSMB and FDA. We cannot guarantee that similar serious adverse events or clinical holds will not happen in the future.

Even though the FDA lifted the clinical hold in October 2020, additional preclinical studies or clinical trials involving SGT-001, further amendments to the SGT-001 enrollment criteria and/or clinical trial protocol or changes to our manufacturing process may be needed, which may prove difficult to implement and/or complete. In such instance, our progress in the development of SGT-001 may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business, and our stock price would likely decline. Furthermore, even though the FDA lifted the clinical hold, we may nonetheless face difficulties in recruiting patients to enour proll in or retaining patients in IGNITE DMD if patients or their caregivers are affected by the COVID-19 virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the COVID-19 pandemic.

In addition, we may not be able to obtain institutional review board committee, or IRB, or data safety monitoring board committee approvals for IGNITE DMD as a result of the now lifted clinical hold or any related risks, which could further delay our ability to open new trial sites and enroll patients into the clinical trial. Any delay in enrolling patients or inability to continue or complete our clinical trial of SGT-001, as a result of the now lifted clinical hold or otherwise, will delay or terminate our clinical development plans for SGT-001, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for SGT-001. Delays in the completion of any clinical trial of SGT-001 or any other product candidate will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of SGT-001, SGT-003 or our other product candidates.

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

During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the product candidate being studied caused these conditions. For instance, we reported a serious adverse event in IGNITE DMD, which resulted in a clinical hold in November 2019, which has since been resolved, and previously the FDA had placed IGNITE DMD on clinical hold after we reported another serious adverse event. In April 2021, the eighth patient treated with IGNITE DMD experienced an inflammatory response which was classified as a serious adverse event and considered by the investigator to be drug related. We are carefully examining the full details of this event and are coninuing our discussions with the DSMB and FDA.

In addition, it is possible that as we test SGT-001, SGT-003 or our other product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase III clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that SGT-001 or any other product candidate has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked.

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

In addition to side effects caused by SGT-001, SGT-003 and our other product candidates, the administration process or related procedures also can cause adverse side effects. For example, integration of AAV DNA into the host cell’s genome has been reported to occur. Further, our AAV delivery system has not been validated in human clinical trials previously, and if such delivery system does not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of SGT-001. In addition, the relatively high dosing requirements for SGT-001 may amplify the risk of adverse side effects relating to the AAV vector. When James M. Wilson, M.D., Ph.D., resigned from our Scientific Advisory Board in early 2018 he cited emerging concerns about the possible risks of high systemic dosing of AAV. If any such adverse side effects were to occur in the future and we are unable to demonstrate that they were not caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, SGT-001 or any other product candidate for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the clinical trial.

Additionally, if SGT-001, SGT-003 or our other product candidates receive marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits outweigh the risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by SGT-001, SGT-003 or our other product candidates, several potentially significant negative consequences could result, including:

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

We will need to successfully complete clinical trials in order to obtain FDA approval to market SGT-001, SGT-003 or our other product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate.We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or to begin as proposed, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. This may be particularly true for design of a pivotal trial for the treatment of Duchenne as the FDA has not given clear guidance as to the necessary endpoints for approval of a treatment for Duchenne. In addition, we cannot be certain how many clinical trials of SGT-001, SGT-003 or our other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of SGT-001, SGT-003 or our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, clinical trials, could prevent us from or delay us in commercializing SGT-001, SGT-003 and our other product candidates.

In the past, we have made changes to the IGNITE DMD protocol, and these changes, and any other such changes that may be made in the future, may impact our development timeline and result in increased costs and expenses.

Success in preclinical studies or early clinical trials, including our IGNITE DMD clinical trial, may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials, including our IGNITE DMD clinical trial, are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. There is a high failure rate for gene therapy and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Our preclinical studies for SGT-001 in animals have been limited and we have only dosed a limited number of human patients with SGT-001. SGT-001, SGT-003 or our other product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. This failure would cause us to abandon SGT-001, SGT-003 or our other product candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of SGT-001, SGT-003 or our other product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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
•

delays in the testing, validation, manufacturing and delivery of SGT-001, SGT-003 or our other product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;

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

Additionally, if the results of any clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with SGT-001, SGT-003 or our other product candidates, we may:

•	be delayed or fail in obtaining marketing approval for SGT-001, SGT-003 or our other product candidates;
•	obtain approval for indications or patient populations that are not as broad as we intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to changes in the way our products, if approved, are administered;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a modified REMS;

•	be sued and held liable for harm caused to patients; or
•	experience damage to our reputation.

Our product development costs will increase if we experience delays in testing or marketing approvals. In addition, if we make manufacturing or other changes to SGT-001, SGT-003 or our other product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. We may also determine to change the design or protocol of one or more of our clinical trials, which could result in delays. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

If our third-party clinical trial vendors fail to comply with strict regulations, the clinical trials for SGT-001, SGT-003 or our other product candidates may be delayed or unsuccessful.

We do not have the personnel capacity to conduct or manage the clinical trials that will be necessary for the development of SGT-001, SGT-003 or our other product candidates. For IGNITE DMD we are relying, and for any future clinical trials we expect we will rely, on third parties to assist us in managing, monitoring and conducting our clinical trials. If these third parties fail to comply with applicable regulations or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures and, therefore, the clinical trials for SGT-001, SGT-003 or our other product candidates may be delayed or unsuccessful.

Furthermore, the FDA can be expected to inspect some or all of the clinical sites participating in our clinical trials to determine if our clinical trials are being conducted according to GCPs. If the FDA determines that these clinical sites are not in compliance with applicable regulations, we may be required to delay, repeat or terminate the clinical trials.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of SGT-001, SGT-003 or our other product candidates.

Identifying and qualifying patients to participate in any clinical trials of SGT-001, SGT-003 and our other product candidates is critical to our success. The timing of any clinical trials depends on our ability to recruit patients to participate as well as complete required follow-up periods. If patients are unwilling or unable to participate in our gene therapy clinical trials, including because of negative publicity from adverse events related to our product candidates, other approved gene therapies or the biotechnology or gene therapy fields, or due to competitive clinical trials for similar patient populations, clinical trials in products employing our vector or our platform or for other reasons, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval of SGT-001 may be delayed. We may also experience delays if patients withdraw from the clinical trial or do not complete the required monitoring period. Furthermore, we may face difficulties in recruiting patients to enroll in, or retaining patients in, IGNITE DMD if they or their caretakers are affected by the COVID-19 virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the COVID-19 pandemic. These delays could result in increased costs, delays in advancing SGT-001, SGT-003 or our other product candidates, delays in testing the effectiveness of SGT-001, SGT-003 and our other product candidates or termination of clinical trials altogether.

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

In November 2019, the FDA placed our IGNITE DMD clinical trial of SGT-001 on clinical hold following our report of a serious adverse event in the clinical trial. In April 2020, we submitted a response to the FDA, that included changes to the clinical protocol designed to potentially enhance patient safety, as well as information related to improvements to our manufacturing process. The FDA responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process. In June 2020, we submitted a response to the FDA that provided data and analyses related to improvements to our manufacturing process. In July 2020, we announced that the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on the total viral load to be administered per patient. In October 2020, we announced that the FDA lifted the clinical hold placed on the IGNITE DMD clinical trial. Even though the FDA lifted the clinical hold, additional preclinical studies or clinical trials involving SGT-001, further amendments to the SGT-001 enrollment criteria and/or clinical trial protocol or changes to our manufacturing process may be needed from time to time, which may prove difficult to implement and/or complete, and we may face difficulties in recruiting and enrolling such patients. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize SGT-001, SGT-003 or our other product candidates and the approval may be for a more narrow indication than we seek.

We cannot commercialize SGT-001, SGT-003 or our other product candidates until the appropriate regulatory authorities have reviewed and approved the product candidate. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals. Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA advisory committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in regulatory authority policy during the period of product development, clinical trials and the regulatory review process.

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

Even if we obtain any regulatory approval for SGT-001, SGT-003 or our other product candidates, we will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or conditions of approval, or requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to drug manufacturers or quality assurance standards applicable to medical device manufacturers, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, any contract manufacturers we may engage in the future, our future collaborators and their contract manufacturers will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to clinicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product such as the requirement to implement a REMS

Even if we obtain and maintain approval for SGT-001, SGT-003 or our other product candidates from the FDA, we may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and adversely affect our business.

Even if we receive FDA approval of SGT-001, SGT-003 or our other product candidates in the United States, approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Future sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials, manufacturing and marketing approval. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. We intend to submit a marketing authorization application, or MAA, to the EMA for approval of SGT-001 in the European Union, but obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of SGT-001, SGT-003 or our other product candidates in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for SGT-001, SGT-003 or our other product candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced, and our ability to realize the full market potential of our product candidates will be harmed.

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

As we advance our product candidates through clinical development, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of SGT-001, SGT-003 or our other product candidates or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue.

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

We may seek a breakthrough therapy designation for SGT-001, SGT-003 or our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for SGT-001, SGT-003 or our other product candidates; however, we cannot assure our stockholders that SGT-001, SGT-003 or our other product candidates will meet the criteria for that designation. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the new drug application is submitted to the FDA.

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

Accelerated approval by the FDA, even if granted for SGT-001, SGT-003 or our other product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of SGT-001, SGT-003 or our other product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate endpoint is reasonably likely to predict long-term clinical benefit. Given that expression of microdystrophin has not yet been established to predict long-term clinical benefit, it is not currently accepted, and it is possible the FDA and/or other applicable regulatory agencies could decide never to accept it, as a surrogate endpoint for the accelerated approval pathway.

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

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. The FDA has granted Rare Pediatric Disease designation to SGT-001.  The FDA may determine, however, that a BLA for SGT-001, SGT-003 or our other product candidates does not meet the eligibility criteria for a priority review voucher upon approval.

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

The FDA has granted fast track designation for SGT-001. However, such designation may not actually lead to a faster development or regulatory review or approval process. We might not receive such designation for SGT-003 our other product candidates.

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

We may seek priority review designation for SGT-001, SGT-003 or our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates, however, we cannot assume that SGT-001, SGT-003 or our other product candidates will meet the criteria for that designation. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

We face significant competition and our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our ability to successfully market or commercialize SGT-001, SGT-003 or our other product candidates.

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

The success of our business depends upon our ability to develop and commercialize SGT-001, SGT-003 and our other product candidates. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential than SGT-001, SGT-003 or our other product candidates. For example, in January 2020, in connection with implementing our strategic plan to create a leaner company focused on advancing SGT-001, we curtailed certain activities supporting our other research and development programs.

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

Risks related to the manufacturing and commercialization of SGT-001, SGT-003 and our other product candidates

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

While we have retained all rights to and are developing on our own SGT-001, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to SGT-001, SGT-003 or future product candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

We may not be successful in finding strategic collaborators for continuing development of SGT-001, SGT-003 or our other product candidates or successfully commercializing or competing in the market for certain indications.

We may seek to establish strategic partnerships for developing SGT-001, SGT-003 or our other product candidates due to capital costs required to develop, manufacture and commercialize our product candidates. We may not be successful in our efforts to establish such strategic partnerships or other alternative arrangements because our research and development pipeline may be insufficient, SGT-001 may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view SGT-001 as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction, we will achieve an economic or business benefit that justifies such transaction. If we seek to but are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms or at all, we may have to curtail, reduce or delay the development of a product candidate, delay its potential commercialization, reduce the scope of any sales or marketing activities or increase our expenditures and undertake development, manufacturing or commercialization activities independently. If we elect to fund our own independent development or commercialization activities, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development, manufacturing and commercialization activities, we may not be able to further develop SGT-001, SGT-003 or our other product candidates.

We have limited gene transfer manufacturing experience and could experience production problems and delays in obtaining regulatory approval of our manufacturing processes, which could result in delays in the development or commercialization of SGT-001, SGT-003 or our other product candidates.

The manufacturing process we use to produce SGT-001 is complex and has not been validated for commercial use. We have no experience manufacturing SGT-001, SGT-003 and our other product candidates. Building our own manufacturing facility, if we decide to do so in the future, would require substantial additional investment, would be time-consuming and may be subject to delays, including those resulting from compliance with regulatory requirements. In addition, building a manufacturing facility may cost more than we currently anticipate. Although we may establish our own manufacturing facility to support a commercial launch, if we are unable to do so or otherwise decide not to do so, we may be unable to produce commercial materials or meet demand, if any should develop, for SGT-001, SGT-003 and our other product candidates. Any such failure could delay or prevent our commercialization of SGT-001, SGT-003 or our other product candidates. The production of SGT-001 requires processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene transfer product candidate such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and that SGT-001 is made strictly and consistently in compliance with the process. As a result of the limited number of FDA approvals for gene transfer products to date, the timeframe required for us to obtain approval for a cGMP gene therapy manufacturing facility in the United States is uncertain. We must supply all necessary documentation in support of a BLA or MAA on a timely basis and must adhere to the FDA’s and the European Union’s cGMP requirements before we can obtain marketing approval for SGT-001, SGT-003 and our other product candidates. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP requirements, and perform extensive audits of contract laboratories, manufacturers and suppliers.

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

If supply from a manufacturing facility is interrupted, including as a result of equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, the COVID-19 pandemic or another public health issue, disruption in utility services or human error, there could be a significant disruption in supply of SGT-001, SGT-003 or our other product candidates. In such instance, we may need to locate appropriate replacement third-party manufacturers, and we may not be able to enter into arrangements with such additional third-party manufacturers on favorable terms or at all. Use of new third-party manufacturers could increase the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates.

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

Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in our manufacturing process or facilities also could restrict our ability to meet market demand for SGT-001, SGT-003, our other product candidates or future product candidates.

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

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize SGT-001, SGT-003 or our other product candidates. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of product manufacture.

If we are unable to establish sales, distribution and marketing capabilities or enter into agreements with third parties to market and sell SGT-001, SGT-003 and our other product candidates, we will be unable to generate any product revenue.

We currently have no sales, distribution or marketing organization. To successfully commercialize any product candidate that may result from our development programs, we will need to develop these capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding SGT-001, SGT-003 and our other product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of SGT-001, SGT-003 and our other product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we are unable to establish medical affairs capabilities, we will be unable to establish an educated market of physicians to administer SGT-001, SGT-003 or our other product candidates.

We currently have no medical affairs team. If we are unable to successfully build a medical affairs team to address scientific and medical questions and provide expert guidance and education in the application, administration and utilization of SGT-001, SGT-003 and our other product candidates to physicians, we may not be able to establish an educated market for our products. The establishment and development of our own medical affairs team will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability.

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

Our efforts to educate the medical community and third-party payors on the benefits of SGT-001, SGT-003 and our other product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our potential product candidates. If SGT-001, SGT-003 or our other product candidates are approved but fail to achieve market acceptance among physicians, patients or third-party payors, we will not be able to generate significant revenue from any such product.

Our gene transfer approach utilizes a vector derived from a virus, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our SGT-001 gene transfer product candidate and other gene transfer product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for SGT-001 or other gene transfer product candidates.

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

Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize SGT-001, SGT-003 and our other product candidates. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment.

To our knowledge, only a limited number of gene transfer products have been approved for coverage and reimbursement by the Centers for Medicare & Medicaid Services, or the CMS, the agency responsible for administering the Medicaid program. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products either in the United States or the European Union. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union member states and vice versa. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for SGT-001, SGT-003 and our other product candidates.

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

If we obtain approval to commercialize SGT-001, SGT-003 and our other product candidates outside of the United States, in particular in the European Union, a variety of risks associated with international operations could materially adversely affect our business.

We expect that we will be subject to additional risks in commercializing SGT-001, SGT-003 and our other product candidates outside the United States, including:

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

Our strategic plan and the associated workforce reduction announced in January 2020 could result in total costs and expenses that are greater than expected and could disrupt our business.

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

If we obtain FDA approval for SGT-001, SGT-003 or our other product candidates and begin commercializing those products in the United States, our operations will be directly or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal laws and the Physician Payment Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

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

We face an inherent risk of product liability exposure related to the testing of SGT-001, SGT-003, our other product candidates and any future product candidate in preclinical studies and clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

While we are not aware of any such material system failure, accident, cyber-attack or security breach to date, if such an event were to occur and cause interruptions in our or our collaborators’, contractors’ or consultants’ operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of SGT-001, SGT-003 and our other product candidates could be delayed.

Risks related to our intellectual property

We heavily rely on certain in-licensed patents and other intellectual property rights in connection with our development of SGT-001 and may be required to acquire or license additional patents or other intellectual property rights to continue to develop and commercialize SGT-001.

Our ability to develop and commercialize SGT-001, SGT-003 and other product candidates is heavily dependent on licenses to patent rights and other intellectual property granted to us by third parties. In particular, we have licensed certain patents and patent applications from the University of Michigan, the University of Missouri and the University of Washington that are important or necessary to the development of SGT-001 and other elements of our gene transfer program. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization obligations, milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under these agreements, we may be subject to damages, which may be significant, and the licensor may have the right to terminate the license, in which event we may not be able to develop or market product candidates or technologies covered by the license, including SGT-001. In addition, certain of these license agreements are not assignable by us without the consent of the respective licensor, which may have an adverse effect on our ability to engage in certain transactions.

Under our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Michigan, the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights, including SGT-001, could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic partnerships and collaborations/licenses” of our 2020 Annual Report on Form 10-K.

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

If we are unable to successfully obtain rights to any third-party intellectual property rights that are required for the development and commercialization of SGT-001 SGT-003, or any of our other product candidates, and such third-party intellectual property rights are successfully asserted against us, we may be liable for damages, which may be significant, and we may be required to cease the development and commercialization of SGT-001, SGT-003 or our other product candidates.

If we are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

Our success depends, in large part, on our and our licensors’ ability to seek, obtain, maintain, enforce and defend patent rights in the United States and other countries with respect to SGT-001, SGT-003, our other product candidates and our future innovation related to our manufacturing technology. Our licensors and we have sought, and we intend to continue to seek, to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States related to SGT-001, SGT-003 and certain other product candidates that are important to our business. However, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents or whether the claims of any issued patents will provide us with a competitive advantage.

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

It is also currently unknown what claims may, if ever, issue from pending applications included in our patent rights. Additionally, certain of our in-licensed U.S. patent rights lack corresponding foreign patents or patent applications, and therefore we will be unable to obtain patent protection for our product candidates in certain jurisdictions. We or our licensors may not be able to obtain or maintain patent protection with respect to SGT-001, SGT-003 or our other product candidates.

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

Other parties have developed products that may be related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our patent applications or issued patents. We may not be aware of all third-party intellectual property rights potentially relating to SGT-001 SGT-003, or our other current or future product candidates. In addition, we cannot provide any assurances that any of the inventions disclosed in our patent applications will be found to be patentable, including over third-party or our own prior art patents, publications or other disclosures, or will issue as patents. Even if our patent applications issue as patents, we cannot provide any assurances that such patents will not be challenged or ultimately held to be invalid or unenforceable. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or, in some cases, at all. Therefore, we cannot know with certainty whether the inventors of our licensed patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. Similarly, should we own any issued patents or patent applications in the future, we may not be certain that we were the first to file for patent protection for the inventions claimed in such patents or patent applications. Furthermore, given the differences in patent laws in the United States, Europe and other foreign jurisdictions, for example, the availability of grace periods for filing patent applications and what can be considered as prior art, we cannot make any assurances that any claims in our pending and future patent applications in the United States or other jurisdictions will issue, or if they do issue, whether they will issue in a form that provides us with any meaningful competitive advantage. Similarly, we cannot make any assurances that if the patentability, validity, enforceability or scope of our pending or future patents and patent applications in the United States or foreign jurisdictions are challenged by any third party, that the claims of such pending or future patents and patent applications will survive any such challenge in a form that provides us with any meaningful competitive advantage. For example, we are aware of certain third-party patents and publications related to certain microdystrophin constructs. While we believe that our owned or in-licensed patents and patent applications claim novel and non-obvious features of microdystrophin constructs that are not described in such third-party patents or publications, such third-party patents and publications may have earlier priority or publication dates and may be asserted as prior art against our owned or in-licensed patents and applications. Any such challenge, if successful, could limit or eliminate patent protection for our products and product candidates or otherwise materially harm our business. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

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

The degree of patent protection we require to successfully compete in the marketplace may be unavailable. We cannot provide any assurances that any of the patents or patent applications included in our patent rights include or will include claims with a scope sufficient to protect SGT-001, SGT-003 and our other product candidates or otherwise provide any competitive advantage. In addition, the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Certain extensions may be available, however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent rights may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates, including biosimilar versions of such products.

Our licensed patents, and any patents we may own in the future, may be challenged, narrowed, invalidated or held unenforceable.

Even if we acquire patent protection that we expect should enable us to maintain some competitive advantage, third parties, including competitors, may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. In litigation, a competitor could claim that our in-licensed patents or any patents we may own in the future are not valid or enforceable for a number of reasons. If a court agrees, we would lose our rights to those challenged patents. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such proceedings could result in the revocation or cancellation of or amendment to our licensed patents and any patents we may own in the future in such a way that they no longer cover SGT-001, SGT-003 or our other product candidates.

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

We currently depend, and will continue to depend, on our license, collaboration and other similar agreements. Further development and commercialization of SGT-001, SGT-003 and our other current and future product candidates may require us to enter into additional license, collaboration or other similar agreements. The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

If any of our licenses or material relationships are terminated or breached, we may:

•	lose our rights to develop and market SGT-001, SGT-003 or our other product candidates;
•	lose patent protection for SGT-001, SGT-003 or our other product candidates;
•	experience significant delays in the development or commercialization of SGT-001, SGT-003 or our other product candidates;
•	not be able to obtain any other licenses on acceptable terms, if at all; or
•	incur liability for damages.

These risks apply to any agreements that we may enter into in the future for SGT-001, SGT-003 and our other current and future product candidates.

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

We have entered into license agreements with third parties and may need to obtain additional licenses from one or more of these same third parties or from others to advance our research or allow our commercialization of SGT-001, SGT-003 or other product candidates. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign SGT-001, SGT-003, our other product candidates or the methods for manufacturing them or to develop or license replacement products, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize SGT-001, SGT-003 or our other product candidates. We cannot provide any assurances that third-party patents or other intellectual property rights do not exist that might be enforced against our manufacturing methods, product candidates or any technologies we may develop, resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize SGT-001, SGT-003 or our other product candidates. In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby resulting in disputes or litigation, which could cause us to incur substantial costs and distract management’s time, and if we are unsuccessful, we could lose our ability to develop and commercialize products covered by these license agreements. If these licenses are ultimately terminated by the licensor, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our future collaborators to develop, manufacture, market and sell SGT-001, SGT-003 and our other current and future product candidates without infringing, misappropriating or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We or our licensors may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to SGT-001, SGT-003 or our other product candidates, including interference proceedings, post grant review and inter partes review before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that, among other things, our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents.

Given the vast number of patents in our field of technology, we cannot be certain or guarantee that a court would hold that SGT-001, SGT-003 or any of our other product candidates does not infringe an existing patent or a patent that may be granted in the future. Many companies and institutions have filed, and continue to file, patent applications related to gene therapy and related manufacturing methods. Some of these patent applications have already been allowed or issued and others may issue in the future. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be applications now pending that may later result in issued patents that may be infringed by the manufacture, use, sale or importation of our product candidates and we may or may not be aware of such patents. If a patent holder believes the manufacture, use, sale or importation of one of our product candidates infringes its patent, the patent holder may sue us even if we have licensed other patent protection for our product candidates. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our licensed patent portfolio may therefore have no deterrent effect.

It is also possible that we have failed to identify relevant third-party patents or applications for which we may need a license to develop and commercialize SGT-001, SGT-003 and our other product candidates. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our product candidates. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates.

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent or other intellectual property rights against us. For example, as discussed above, third parties may claim that the microdystrophin or the AAV vector we are developing for use in SGT-001 is covered by patents held by them. Even if we believe such claim, or other intellectual property claims alleged by third parties, are without merit, there is no assurance that we would be successful in defending such claims. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize SGT-001, SGT-003 or our other product candidates covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similarly, there is no assurance that a court of competent jurisdiction would find that SGT-001, SGT-003 or our other product candidates did not infringe a third-party patent.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of the discovery and development processes of SGT-001, SGT-003 and our other product candidates that involve proprietary know-how, information or technology that is not covered by patents. Our manufacturing process is protected by trade secrets. However, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

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

If we do not obtain patent term extension for patents relating to SGT-001, SGT-003 or our other product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of SGT-001, SGT-003 and our other product candidates, one or more U.S. patents that we license or may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process based on the first regulatory approval for a particular drug or biologic. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may be able to enter the market sooner.

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

Our executive officers and directors and principal stockholders, in the aggregate, own shares representing approximately 46.9% of our capital stock as of April 16, 2021. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

In July 2019 and December 2020, we completed private placements of shares of our common stock and  pre-funded warrants to purchase shares of our common stock to several accredited investors.  We have filed registration statements covering the resale of these shares by the purchasers in these private placements and have agreed to keep such registration statements effective until the date the shares covered by the respective registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act.

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

Our stock price has been, and in the future is likely to be, volatile. The stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	results of or developments in preclinical studies and clinical trials of SGT-001, SGT-003 or our other product candidates or those of our competitors;
•	the success of competitive products or technologies;
•	the effect of the COVID-19 pandemic on both the healthcare system and the patient population;
•	regulatory or legal developments in the United States, the European Union and other countries;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates, or our clinical development programs and our commercialization efforts;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;
•	actual or anticipated changes in our development timelines;
•	our ability to raise additional capital;
•	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates;
•	significant lawsuits, including patent or stockholder litigation;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of health care payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On March 4, 2021, we granted our Chief Legal Officer an option to purchase 325,000 shares of our common stock as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). No underwriters were involved in the foregoing issuance of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. The recipient either received adequate information about us or had access, through other relationships, to such information. The stock option is scheduled to become exercisable as to one-fourth of the shares underlying the option on each anniversary of our Chief Legal Officer’s start date, subject to the recipient’s continued service. The option has an exercise price of $8.52 per share.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Consulting Agreement, dated as of January 4, 2021, by and between Solid Biosciences Inc. and Ian F. Smith.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: May 14, 2021	By:	/s/ Ilan Ganot
Ilan Ganot
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Stephen DiPalma
Stephen DiPalma
Interim Chief Financial Officer (Principal Financial and Accounting Officer)