Form 10-Q
period 2021-06-30
Solid Biosciences Inc.
filed 2021-08-16
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, the registrant had 110,296,992 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$200,609	$154,744
Available-for-sale securities	48,350	—
Prepaid expenses and other current assets	5,743	4,157
Restricted cash, current	90	—
Accounts receivable - related party	286	—
Total current assets	255,078	158,901
Property and equipment, net	7,128	8,153
Operating lease, right-of-use assets	1,581	3,579
Other non-current assets	—	209
Restricted cash, excluding current portion	2,070	327
Total assets	$265,857	$171,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,003	$3,274
Accrued expenses	7,714	8,640
Operating lease liabilities	1,499	1,999
Finance lease liabilities	220	208
Other current liabilities	61	—
Deferred revenue - related party	10,048	10,359
Total current liabilities	22,545	24,480
Operating lease liabilities, excluding current portion	656	2,419
Finance lease liabilities, excluding current portion	412	525
Deferred revenue - related party, excluding current portion	4,306	10,359
Other non-current liabilities	—	1,300
Total liabilities	27,919	39,083
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2021 and December 31, 2020; 110,295,992 shares issued and outstanding at June 30, 2021 and 84,893,994 shares issued and outstanding at December 31, 2020; 2,158,329 pre-funded warrants outstanding at June 30, 2021 and December 31, 2020	112	87
Additional paid-in capital	678,001	536,568
Accumulated other comprehensive loss	(11)	—
Accumulated deficit	(440,164)	(404,569)
Total stockholders’ equity	237,938	132,086
Total liabilities and stockholders’ equity	$265,857	$171,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue - related party	$3,594	$—	$6,929	$—
Operating expenses:
Research and development	15,513	13,448	29,719	33,113
General and administrative	6,766	5,526	12,781	10,776
Restructuring charges	—	—	—	1,944
Total operating expenses	22,279	18,974	42,500	45,833
Loss from operations	(18,685)	(18,974)	(35,571)	(45,833)
Other income (expense):
Interest (expense) income	(13)	(13)	(27)	151
Other income	3	—	3	1
Total other income (expense), net	(10)	(13)	(24)	152
Net loss	$(18,695)	$(18,987)	$(35,595)	$(45,681)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.39)	$(0.35)	$(0.95)
Weighted average shares of common stock outstanding, basic and diluted	112,298,982	48,163,094	100,850,878	48,111,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(18,695)	$(18,987)	$(35,595)	$(45,681)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(11)	1	(11)	(1)
Comprehensive loss	$(18,706)	$(18,986)	$(35,606)	$(45,682)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	For the Three Months Ended June 30, 2021
	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2021	112,446,896	$112	$674,357	$—	$(421,469)	$253,000
Equity-based compensation	—	—	3,635	—	—	3,635
Exercise of stock options	2,475	—	9	—	—	9
Net loss	—	—	—	—	(18,695)	(18,695)
Vesting of restricted stock units	6,262	—	—	—	—	—
Forfeiture of restricted stock awards	(1,312)	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(11)	—	(11)
Balance at June 30, 2021	112,454,321	$112	$678,001	$(11)	$(440,164)	$237,938

	For the Six Months Ended June 30, 2021
	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	87,052,323	$87	$536,568	$—	$(404,569)	$132,086
Equity-based compensation	—	—	6,542	—	—	6,542
Sale of common stock, net of issuance costs of $8,872	25,000,000	25	134,853	—	—	134,878
Exercise of stock options	10,625	—	38	—	—	38
Net loss	—	—	—	—	(35,595)	(35,595)
Vesting of restricted stock units	419,193	—	—	—	—	—
Forfeiture of restricted stock awards	(27,820)	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(11)	—	(11)
Balance at June 30, 2021	112,454,321	$112	$678,001	$(11)	$(440,164)	$237,938

	For the Three Months Ended June 30, 2020
	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2020	48,366,423	$48	$399,382	$(1)	$(342,973)	$56,456
Equity-based compensation	—	—	3,243	—	—	3,243
Net loss	—	—	—	—	(18,987)	(18,987)
Forfeiture of restricted stock awards	(2,331)	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	1	—	1
Balance at June 30, 2020	48,364,092	$48	$402,625	$—	$(361,960)	$40,713

	For the Six Months Ended June 30, 2020
	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	48,283,270	$48	$396,278	$1	$(316,279)	$80,048
Equity-based compensation	—	—	6,347	—	—	6,347
Net loss	—	—	—	—	(45,681)	(45,681)
Vesting of restricted stock units	121,975	—	—	—	—	—
Forfeiture of restricted stock awards	(41,153)
Unrealized loss on available-for-sale securities	—	—	—	(1)	—	(1)
Balance at June 30, 2020	48,364,092	$48	$402,625	$—	$(361,960)	$40,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(35,595)	$(45,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount)/premium on available-for-sale securities	7	(20)
Equity-based compensation expense	6,542	6,347
Depreciation expense	1,453	2,360
Gain on disposal of property and equipment	3	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	621	362
Accounts receivable - related party	(286)	—
Accounts payable	(318)	(3,892)
Accrued expenses and other current and non-current liabilities	(4,529)	(1,818)
Deferred revenue- related party, current and non-current	(6,364)	—
Net cash used in operating activities	(38,466)	(42,342)
Cash flows from investing activities:
Purchases of property and equipment	(384)	(759)
Proceeds from sale and maturities of available-for-sale securities	—	7,900
Purchases of available-for-sale securities	(48,368)	(401)
Net cash (used in) provided by investing activities	(48,752)	6,740
Cash flows from financing activities:
Proceeds from issuance of common stock	134,878	—
Proceeds from exercise of stock options	38	—
Net cash provided by financing activities	134,916	—
Net increase/(decrease) in cash, cash equivalents and restricted cash	47,698	(35,602)
Cash, cash equivalents, and restricted cash at beginning of period	155,071	76,370
Cash, cash equivalents, and restricted cash at end of period	$202,769	$40,768
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized loss	$(11)	$—
Decrease in right of use asset due to lease termination	$(1,233)	$—
Property and equipment included in accounts payable and accruals	$47	$27

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, amounts in thousands, except share and per share data)

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

The Company’s mission is to cure Duchenne muscular dystrophy (“Duchenne”), a genetic muscle-wasting disease predominantly affecting boys. It is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. The Company’s lead product candidate, SGT-001, is a gene transfer candidate under investigation for its ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease. SGT-001 has been granted Rare Pediatric Disease Designation and Fast Track Designation in the United States and Orphan Drug Designations in both the United States and European Union. The Company filed an Investigational New Drug application (“IND”) in September 2017 and initiated a Phase I/II clinical trial for SGT-001 in the United States during the fourth quarter of 2017, which is called IGNITE DMD. In November 2019, IGNITE DMD was placed on clinical hold by the U.S. Food and Drug Administration (“FDA”). In April 2020, the Company submitted a response to the FDA that included changes to the clinical protocol designed to enhance patient safety, as well as information related to improvements to its manufacturing process. The FDA responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process. In June 2020, the Company submitted a response to the FDA that provided data related to manufacturing process improvements. In July 2020, the Company announced that the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on the total viral load to be administered per patient. In October 2020, the Company announced that the FDA lifted the clinical hold placed on the Company’s IGNITE DMD Phase I/II clinical trial. In February 2021, the Company resumed treatment of patients in the IGNITE DMD clinical trial. In May 2021, the Company announced the advancement of a next-generation Duchenne microdystrophin gene transfer program, SGT-003.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through June 30, 2021, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units, the sale of common stock and prefunded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering and follow-on public offering in March 2021 and sales under its at-the-market sales agreement.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of June 30, 2021, the Company had an accumulated deficit of $440,164. During the three and six months ended June 30, 2021, the Company incurred a net loss of $18,695 and $35,595, respectively, and the Company used $38,466 of cash in operations for the six months ended June 30, 2021. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $248,959 as of June 30, 2021, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements.

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

In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Restricted Cash

The Company held restricted cash of $2,160 and $327 in separate restricted bank accounts as security deposits for leases of the Company’s facilities as of June 30, 2021 and December 31, 2020, respectively. As of June 30,  2021 and December 31, 2020, the Company classified $90 and $0 as a current asset and $2,070 and $327 as a non-current asset, respectively. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents as presented on balance sheet	$200,609	$154,744
Restricted cash, current, as presented on balance sheet	90	—
Restricted cash, non-current, as presented on balance sheet	2,070	327
Cash and cash equivalents and restricted cash as presented on cash flow statement	$202,769	$155,071

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

In June 2021, the Company entered into a lease with Hood Park LLC (“Landlord”), pursuant to which the Company will lease approximately 49,869 square feet of office, laboratory, research and development and manufacturing space located in Charlestown, Massachusetts (“Premises”). The Company intends to relocate its corporate headquarters to the Premises in early 2022. The term of the lease commences on the later of (i) the date the Landlord delivers the Premises to the Company or (ii) the earlier of (a) the date the Company’s work on the Premises is substantially completed, (b) the date the Company commences business operations in the Premises, or (c) the one hundred twentieth (120th) day following the Landlord’s satisfaction of item (i) above. The lease commencement date is anticipated to be in the first quarter of 2022. The date on which the Company will become responsible for paying rent under the lease will be 61 days following the lease commencement date. The initial term of the lease will be for a ten-year period commencing on the lease commencement date, unless earlier terminated. The lease provides the Company with an option to extend the lease for an additional five-year term. The Company and the Landlord are each obligated to undertake certain improvements prior to the commencement of the lease. The Landlord is required to use good faith and commercially reasonable efforts to deliver the Premises to the Company by September 2021. The Company plans to make certain improvements to the Premises prior to commencement of the lease, which will be partially paid for with a tenant improvement allowance.  The Company was required to post a customary letter of credit in the amount of $1,833, subject to decrease on a set schedule, as a security deposit pursuant to the lease. As of June 30, 2021, the lease had not commenced. For the three and six months ended June 30, 2021, the Company incurred approximately $348 of tenant improvement allowance receivable.

In June 2021, the Company determined that it no longer needed a floor of office space that it was renting and terminated its lease with another landlord. As a result of the termination, the Company wrote off $1,314 and $1,233 of the remaining lease liability and right-of-use asset, respectively associated with the lease.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing treatments through gene therapy and other means for patients with Duchenne. All of the Company’s tangible assets are held in the United States.

Related Parties

In October 2020, the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Ultragenyx Pharmaceutical Inc. (“Ultragenyx”). In connection with the Collaboration Agreement, Ultragenyx also purchased 7,825,797 shares of the Company’s common stock, which resulted in Ultragenyx becoming a related party of the Company.

In November 2020, the Company entered into a consulting agreement with Danforth Advisors, LLC, or Danforth, an affiliate of Stephen DiPalma, the Company’s interim chief financial officer. Pursuant to the consulting agreement, Danforth provides the Company with the chief financial officer services of Mr. DiPalma, and other services, including financial planning, offering support and accounting services, in exchange for fees payable to Danforth based on hourly rates. The Company has paid Danforth approximately $313 to date. In accordance with the consulting agreement, in November 2020, the Company issued to Danforth a warrant to purchase 30,000 shares of the Company’s common stock at an exercise price per share of $3.29. The consulting agreement may be terminated by either party without cause upon 60 days’ prior written notice to the other party and with cause upon 30 days’ prior written notice to the other party.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently modified by several ASU’s issued in 2018 and 2019. The standard introduces a new current expected credit loss (“CECL”) model for measuring expected credit losses for certain types of financial instruments measured at amortized cost and replaces the incurred loss model. The CECL model requires an entity to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount the entity expects to collect over the instrument’s contractual life after consideration of historical experience, current conditions, and reasonable and supportable forecasts. The standard eliminates the concept of other-than-temporary impairment and requires an entity to determine whether any impairment is the result of a credit loss or other factors. ASU 2016-13 is effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its financial statements and related disclosures.

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

Stock Purchase Agreement

In connection with the execution of the Collaboration Agreement, Ultragenyx and the Company also entered into a stock purchase agreement (the “Stock Purchase Agreement”) on October 22, 2020 (the “Closing Date”), pursuant to which the Company issued and sold 7,825,797 shares of its common stock (the “Shares”) to Ultragenyx at a price of $5.1113 per share for an aggregate purchase price of approximately $40,000. The Stock Purchase Agreement contains customary representations, warranties and covenants of each of the parties thereto. Following the sale of the Shares, Ultragenyx beneficially owned approximately 14.45% of the Company’s outstanding common stock. As of June 30, 2021, Ultragenyx beneficially owned less than 10% of the Company’s outstanding common stock.

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

During the three and six months ended June 30, 2021, the Company recognized $3,594 and $6,929, respectively, of related party collaboration revenue, associated with its collaboration with Ultragenyx related to research and development services performed during the period and the corresponding cost reimbursement receivable.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the three and six months ended June 30, 2021:

	Balance as of March 31, 2021	Additions	Deductions	Balance as of June 30, 2021
Related party collaboration receivable	$280	$286	$(280)	$286
Contract liabilities:
Deferred revenue	17,663	—	(3,309)	14,354

	Balance as of December 31, 2020	Additions	Deductions	Balance as of June 30, 2021
Related party collaboration receivable	$—	$566	$(280)	$286
Contract liabilities:
Deferred revenue	20,718	—	(6,364)	14,354

The change in receivables balance for the three and six months ended June 30, 2021 is driven by amounts owed to the Company for research and development services provided, partially offset by $280 in collections received from Ultragenyx during the period.

As of June 30, 2021, there was $14,354 of deferred revenue related to the Ultragenyx Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of June 30, 2021, there was $286 of related party collaboration receivables related to reimbursable costs expected to be received from Ultragenyx for research and development services performed.

Costs incurred relating to the Ultragenyx Collaboration Programs consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and six months ended June 30, 2021.

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$155,757	$—	$155,757
Available-for-sale securities	$—	$48,350	$—	$48,350
	$—	$204,107	$—	$204,107

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$84,462	$—	$84,462
	$—	$84,462	$—	$84,462

As of June 30, 2021 and December 31, 2020, the fair values of the Company’s available-for-sale debt securities, which consisted of commercial paper and corporate bond securities, was determined using Level 2 inputs.  During the six months ended June 30, 2021 and the year ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

5. Available-for-Sale Securities

As of June 30, 2021, the fair value of available-for-sale securities by type of security was as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate bond securities	$38,366	$—	$(11)	$38,355
Commercial paper	$9,995	$—	$—	$9,995
	$48,361	$—	$(11)	$48,350

As of December 31, 2020, there were no available-for-sale securities.

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	June 30, 2021
	Amortized Cost	Fair Value
Due in one year or less	$48,361	$48,350
Total available-for-sale securities	$48,361	$48,350

The weighted average maturity of the Company’s available-for-sale securities as of June 30, 2021 was approximately 0.5 years. As of December 31, 2020, there were no available-for-sale securities.

6. Property and Equipment

Property and equipment consists of the following:

	June 30, 2021	December 31, 2020
Furniture and fixtures	$213	$203
Laboratory equipment	9,849	9,631
Leasehold improvements	4,713	4,713
Computer equipment	436	436
Computer software	553	553
Construction in process	1,520	1,330
	17,284	16,866
Less accumulated depreciation	10,156	8,713
	$7,128	$8,153

Depreciation expense was $718 and $1,453 for the three and six months ended June 30, 2021.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2021	December 31, 2020
Prepaid research and development expenses	$1,953	$2,674
Tenant improvement allowance receivable	348	-
Prepaid expenses and other assets	3,442	1,483
	$5,743	$4,157

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
Accrued research and development	$2,389	$2,091
Accrued compensation	1,810	3,834
Accrued other	3,515	2,715
	$7,714	$8,640

9. Stockholders’ Equity

In July 2019, the Company issued and sold in a private placement (i) 10,607,525 shares of its common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of its common stock at a price per warrant of $4.64. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants have no expiration date. The Company received gross proceeds from the private placement of $59,977, before deducting offering costs of $2,102. In October 2020, 137,460 of these pre-funded warrants were exercised. No warrants were exercised during the three and six months ended June 30, 2021 and 2020.

In October 2020, in connection with the execution of the Collaboration Agreement, Ultragenyx and the Company also entered into the Stock Purchase Agreement, pursuant to which the Company issued and sold 7,825,797 shares of its common stock to Ultragenyx at a price of $5.1113 per share for an aggregate purchase price of approximately $40,000.

In October 2020, the Company sold 6,309,632 shares of common stock pursuant to a sales agreement (the “ATM Sales Agreement”), by and between the Company and Jefferies LLC (“Jefferies”), resulting in net proceeds to the Company of $23,209.

In December 2020, the Company issued and sold in a private placement 24,324,320 shares of its common stock at a price per share of $3.70. The Company received net proceeds from the private placement of $86,210 after deducting placement agent fees and offering expenses of $3,790.

In March 2021, the Company issued and sold in a public offering 25,000,000 shares of its common stock at a price to the public of $5.575 per share. The Company received net proceeds of $134,878 after deducting underwriting discounts and commissions and offering expenses.

10. Equity-Based Compensation

In connection with the closing of the Company’s initial public offering, the board of directors and stockholders approved the 2018 Omnibus Incentive Plan, which provides for the reservation of 5,001,000 shares of common stock for equity awards. On June 16, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”) which consists of (i) 3,000,000 shares of common stock and (ii) additional shares of common stock (up to 4,879,025) as is equal to (i) the number of shares reserved under the Company’s 2018 Omnibus Incentive Plan (“2018 Plan”) that remain available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by the Company’s stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.  In June 2021, the Company’s stockholders approved an amendment to the 2020 Plan to reserve an additional 7,000,000 shares of common stock for issuance under the plan. In June 2021, the Company’s stockholders also approved the 2021 Employee Stock Purchase Plan (“ESPP”), which provides for 1,102,885 shares to be available for purchase by eligible employees according to its terms.

During the three and six months ended June 30, 2021, the Company granted options for the purchase of 604,400 and 3,001,895, respectively, shares of common stock. During the three and six months ended June 30, 2021, the Company granted no restricted stock units.

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,992	$1,616	$3,482	$2,855
General and administrative	1,643	1,627	3,060	2,641
Restructuring	—	—	—	851
Total	$3,635	$3,243	$6,542	$6,347

11. Income Taxes

During the three and six months ended June 30, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits and orphan drug credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2021 and December 31, 2020, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of June 30, 2021 and December 31, 2020, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation tax years beginning with the year ended December 31, 2018 are open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

12. Commitments and Contingencies

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of June 30, 2021.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(18,695)	$(18,987)	$(35,595)	$(45,681)

The denominator is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average shares of common stock outstanding, basic and diluted	110,140,653	48,163,094	98,692,549	48,111,186
Weighted average shares of pre-funded warrants to purchase common stock	2,158,329	—	2,158,329	—
Total	112,298,982	48,163,094	100,850,878	48,111,186

Net loss per share attributable to common stockholders, basic and diluted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss per share attributable to common stockholders	$(0.17)	$(0.39)	$(0.35)	$(0.95)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect for the six months ended June 30:

	2021	2020
Options to purchase shares of common stock	5,602,998	3,607,953
Unvested shares of common stock	13,008	184,171
Unvested restricted stock units	312,264	1,421,095
	5,928,270	5,213,219

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

In April 2021, an eighth patient, also in the 2E14 vg/kg cohort, was treated with SGT-001. The patient experienced a systemic inflammatory response which has since fully resolved. The event was classified as a serious adverse event and considered by the investigator to be drug related. This type of event is described in our Investigators Brochure and is not considered unexpected.

Following dosing of these two patients with our second-generation manufacturing process and clinical strategy, we conducted an extensive review of all clinical data, resulting in a strengthened risk mitigation plan, which has also been submitted to the FDA.  Activities are underway to advance IGNITE DMD with the next patient dosing anticipated in the fourth quarter of 2021.

No new drug-related safety findings have been identified in patients 1 through 8 in post-dosing periods of 90 days to more than 3 years.  We continue to follow dosed patients and collect data to support the potential benefit from dosing with SGT-001.

In May 2021, we reported long-term biopsy data collected from patients four through six, who were dosed at the 2E14 vg/kg dose level. Analyses of the biopsies, taken 2 years, 1.5 years and 1 year post-dosing, respectively, demonstrated durable and widespread expression of the microdystrophin protein. The long-term results are consistent with the day 90, interim data reported in March 2021 and continue to demonstrate the functionality of the SGT-001 microdystrophin, as highlighted by the recruitment of key dystrophin associated proteins: beta-sarcoglycan and neuronal Nitric Oxide Synthase or nNOS.  The long-term muscle biopsy results were analyzed by two methods, western blot and immunofluorescence.  As reflected in the table below, the Western Blot data indicate that expression was maintained in patient 4 and increased compared to the day 90 biopsies in patients 5 and 6. Immunofluorescence data show microdystrophin function via continued localization to the muscle membrane, with the percent positive fibers remaining comparable to the day 90 biopsies in all three patients.

Patient No.	Last Timepoint Post-Dosing	Western Blot		Immunofluorescence (% Positive Fibers)
		Day 90	Last Timepoint	Day 90	Last Timepoint
4	24 months	BLQ	BLQ	10-20%	10-30%
5	18 months	17.50%	69.80%	50-70%	85%
6	12 months	8.00%	20.30%	50-70%	50-60%

*Below the limit of quantification

Further morphological analysis of the muscle biopsies conducted by us indicate that sustained microdystrophin protein expression and function resulted in membrane stabilization, evidenced by minimal progression of muscle deterioration since the day 90 timepoint. These long-term pathophysiological improvements support the recently reported positive trends in the clinical biomarker and functional data.

In May 2021, we announced the advancement of a next-generation Duchenne microdystrophin gene transfer program, SGT-003. We have developed a library of novel capsids that show increased muscle tropism, decreased liver biodistribution and drive improved efficiency compared with AAV9 in various in vitro and in vivo models. SGT-003 is a preclinical candidate that combines a novel and rationally-designed capsid candidate from this library with Solid’s proprietary nNOS containing microdystrophin construct. We are currently targeting an IND submission for SGT-003 in early-2023.

Since our inception, we have devoted substantial resources to identifying and developing SGT-001 SGT-003 and our other product candidates, developing our manufacturing processes, organizing and staffing our company and providing general and administrative support for these operations. We have incurred significant losses every year since our inception. We do not have any products approved for sale. To date, we have not generated any revenue. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of SGT-001, SGT-003 and our other product candidates. If successfully developed and approved, we intend to commercialize SGT-001, and SGT-003 in the United States and European Union and may enter into licensing agreements or strategic collaborations in other markets. If we generate product sales or enter into licensing agreements or strategic collaborations, we expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of any product sales, license fees, milestone payments and other payments. If we fail to complete the development of SGT-001, SGT-003 and our other product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $35.6 million for the six months ended June 30, 2021 and $45.7 million for the six months ended June 30, 2020. As of June 30, 2021, we had an accumulated deficit of $440.2 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

As of June 30, 2021, we had cash, cash equivalents, and available-for-sale securities of $249.0 million. We believe that our cash, cash equivalents, and available-for-sale securities as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

The ongoing COVID-19 pandemic has caused federal, state, and local governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restriction and bans, heightened border scrutiny and other measures. We are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention as well as federal, state, and local governments regarding working-from-home practices for non-essential employees. As a result, we have modified our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19. The full extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments that are highly uncertain, including the length and severity of this pandemic, the actions taken to contain it or treat its impact and the impact on our clinical development, employees, vendors and suppliers, all of which are uncertain and cannot be predicted. We will continue to monitor the situation closely.

Financial operations overview

Revenue

Collaboration revenue

Collaboration revenue was $3.6 million and $6.9 million for the three and six months ended June 30, 2021, respectively. We recognized this revenue related to research services and cost reimbursement from the Ultragenyx Collaboration Agreement.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of SGT-001, SGT-003 and our other product candidates and include:

•

expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and preclinical activities on our behalf, as well as contract manufacturing organizations, or CMOs, that manufacture SGT-001, SGT-003 and our other product candidates for use in our preclinical studies and clinical trials;

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
SGT-001	$6,734	$5,603	$12,907	$15,779
SGT-003 and other product candidates	307	95	499	383
Unallocated research and development expenses
Personnel related expenses	5,765	5,383	11,277	11,334
External expenses	2,707	2,367	5,036	5,617
Total unallocated research and development expenses	8,472	7,750	16,313	16,951
Total research and development expenses	$15,513	$13,448	$29,719	$33,113

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

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase
(in thousands)	2021	2020	(decrease)
Collaboration revenue - related party	$3,594	$—	$3,594
Operating expenses:
Research and development	15,513	13,448	2,065
General and administrative	6,766	5,526	1,240
Restructuring charges	—	—	—
Total operating expenses	22,279	18,974	3,305
Loss from operations	(18,685)	(18,974)	289
Other income (expense):
Interest (expense) income	(13)	(13)	0
Other income	3	—	3
Total other income (expense)	(10)	(13)	3
Net loss	$(18,695)	$(18,987)	$292

Collaboration revenue

Collaboration revenue for the three months ended June 30, 2021 was $3.6 million, compared to no collaboration revenue for the three months ended June 30, 2020. The increase in collaboration revenue was related to research services and cost reimbursement received under the Collaboration Agreement with Ultragenyx, which we entered into in the fourth quarter of 2020.

Research and development expenses

	Three Months Ended June 30,		Increase
(in thousands)	2021	2020	(decrease)
SGT-001	$6,734	$5,603	$1,131
SGT-003 and other product candidates	307	95	212
Unallocated research and development expenses
Personnel related expenses	5,765	5,383	382
External expenses	2,707	2,367	340
Total unallocated research and development expenses	8,472	7,750	722
Total research and development expenses	$15,513	$13,448	$2,065

Research and development expenses for the three months ended June 30, 2021 were $15.5 million, compared to $13.4 million for the three months ended June 30, 2020. The increase of $2.1 million in research and development expenses was primarily due to a $1.1 million increase in costs related to our lead product candidate SGT-001, driven by an increase in manufacturing costs of $1.0 million and in clinical costs of $0.1 million, and an increase in unallocated research and development costs of $0.7 million, primarily due to an increase in personnel related expenses of $0.4 million and an increase in other R&D expenses of $0.3 million as we focus on advancing SGT-001. The increase in research and development was also driven by a $0.2 million increase in costs related to SGT-003 and other product candidates.

General and administrative expenses

General and administrative expenses were $6.8 million for the three months ended June 30, 2021, compared to $5.5 million for the three months ended June 30, 2020. The increase of $1.2 million was due to an increase in personnel related expenses of $0.7 million and an increase in corporate expenses of $0.5 million.

Interest (expense) income

Interest expense was less than $0.1 million for each of the three months ended June 30, 2021 and 2020. The activity was primarily related to the increase in available-for-sale securities included within our portfolio.

Other income

Other income was less than $0.1 million for the three months ended June 30, 2021 compared to no other income for the three months ended June 30, 2020. Other income relates to contributions from charitable organizations. We do not expect these contributions to be significant in future periods.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Increase
(in thousands)	2021	2020	(decrease)
Collaboration revenue - related party	$6,929	$—	$6,929
Operating expenses:
Research and development	29,719	33,113	(3,394)
General and administrative	12,781	10,776	2,005
Restructuring charges	—	1,944	(1,944)
Total operating expenses	42,500	45,833	(3,333)
Loss from operations	(35,571)	(45,833)	10,262
Other income (expense):
Interest income	(27)	151	(178)
Other income	3	1	2
Total other income (expense)	(24)	152	(176)
Net loss	$(35,595)	$(45,681)	$10,086

Collaboration revenue

Collaboration revenue for the six months ended June 30, 2021 was $6.9 million, compared to no collaboration revenue for the six months ended June 30, 2020. The increase in collaboration revenue was related to research services and cost reimbursement received under the Collaboration Agreement with Ultragenyx, which we entered into in the fourth quarter of 2020.

Research and development expenses

	Six Months Ended June 30,		Increase
(in thousands)	2021	2020	(decrease)
SGT-001	$12,907	$15,779	$(2,872)
SGT-003 and other product candidates	499	383	116
Unallocated research and development expenses
Personnel related expenses	11,277	11,334	(57)
External expenses	5,036	5,617	(581)
Total unallocated research and development expenses	16,313	16,951	(638)
Total research and development expenses	$29,719	$33,113	$(3,394)

Research and development expenses for six months ended June 30, 2021 were $29.7 million, compared to $33.1 million for the six months ended June 30, 2020. The decrease of $3.4 million in research and development expenses was primarily due to a $2.9 million decrease in costs related to our lead product candidate SGT-001, driven by lower manufacturing costs of $3.0 million offset by an increase in clinical costs of $0.1 million, and a decrease in unallocated research and development costs of $0.6 million, primarily due to a reduction in personnel related expenses of $0.1 million and a decrease in other R&D expenses of $0.5 million. The decrease in research and development was offset by a $0.1 million increase in costs related to SGT-003 and other product candidates.

General and administrative expenses

General and administrative expenses were $12.8 million for the six months ended June 30, 2021, compared to $10.8 million for the six months ended June 30, 2020. The increase of $2.0 million was due to an increase in personnel related expenses of $1.6 million and an increase in corporate expenses of $0.4 million.

Interest (expense) income

Interest expense was less than $0.1 million for the six months ended June 30, 2021, compared to interest income of $0.2 million for the six months ended June 30, 2020. The decrease was primarily related to less interest income earned on the available-for-sale securities in our portfolio.

Other income

Other income was less than $0.1 million for the six months ended June 30, 2021 compared to less than $0.1 million of other income for the six months ended June 30, 2020. Other income relates to contributions from charitable organizations. We do not expect these contributions to be significant in future periods.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of common stock and prefunded warrants to purchase shares of our common stock in private placements and the sale of common stock in our initial public offering and a follow-on public offering. Through June 30, 2021, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $471.3 million of net proceeds from the sale of our common stock through public offerings, including our IPO, private placements, our ATM Sales Agreement and pursuant to the stock purchase agreement with Ultragenyx, as detailed in the following paragraphs.

We completed our initial public offering on January 30, 2018, in which we sold 8,984,375 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $129.1 million.

On July 30, 2019, we issued and sold in a private placement (i) 10,607,525 shares of our common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of our common stock at a price per warrant of $4.64. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants have no expiration date. We received $57.9 million of net proceeds from the private placement after deducting offering costs. On October 2, 2020, 137,460 of these pre-funded warrants were exercised.

On October 22, 2020, we entered into the Collaboration Agreement with Ultragenyx. In connection with the execution of the Collaboration Agreement, we also entered into a stock purchase agreement with Ultragenyx, pursuant to which we issued and sold 7,825,797 shares of our common stock to Ultragenyx for an aggregate purchase price of approximately $40 million.

On December 15, 2020, we issued and sold in a private placement 24,324,320 shares of our common stock at a price per share of $3.70. We received $86.2 million of net proceeds from the private placement after deducting offering costs.

On March 13, 2019, we entered into the ATM Sales Agreement under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $50.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the six months ended June 30, 2021, we did not sell any shares pursuant to the ATM Sales Agreement. During the year ended December 31, 2020, we sold 6,309,632 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $23.2 million.

On March 23, 2021, we issued and sold in a public offering 25,000,000 shares of our common stock at a price per share of $5.75, including the full exercise by the underwriters of an option to purchase additional shares of common stock, or the March 2021 Offering. We received net proceeds of approximately $134.9 million after deducting underwriter discounts and commissions and offering expenses.

As of June 30, 2021, we had cash, cash equivalents and available-for-sale securities of $249.0 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,		Increase
(in thousands)	2021	2020	(decrease)
Cash used in operating activities	$(38,466)	$(42,342)	$3,876
Cash (used in) provided by investing activities	(48,752)	6,740	(55,492)
Cash provided by financing activities	134,916	—	134,916
Net (decrease)/increase in cash, cash equivalents and restricted cash	$47,698	$(35,602)	$83,300

Operating activities

During the six months ended June 30, 2021, operating activities used $38.5 million of cash, primarily resulting from our net loss of $35.6 million and cash used in changes in our operating assets and liabilities of $10.9 million offset by non-cash charges of $8.0 million due to equity-based compensation of $6.5 million and depreciation expense of $1.5 million.  Net cash used in changes in our operating assets and liabilities during the six months ended June 30, 2021 consisted primarily of a reduction in accrued expenses and other liabilities of $4.8 million, a decrease in deferred revenue of $6.4 million, and an increase in accounts receivable of $0.3 million, offset by a net decrease in prepaid expenses and other assets of $0.6 million.

During the six months ended June 30, 2020, operating activities used $42.3 million of cash, primarily resulting from our net loss of $45.7 million and cash used in changes in our operating assets and liabilities of $5.3 million offset by non-cash charges of $8.7 million due primarily to equity-based compensation of $6.3 million and depreciation expense of $2.4 million.  Net cash used in changes in our operating assets and liabilities during the six months ended June 30, 2020 consisted primarily of a reduction in accrued expenses and other liabilities of $1.8 million and a decrease in accounts payable of $3.9 million, partially offset by a net decrease in prepaid expenses and other assets of $0.4 million. These changes were primarily due to the timing of payments.

Investing activities

During the six months ended June 30, 2021, investing activities used $48.8 million of cash, resulting from purchases of available-for-sale securities and property and equipment.

During the six months ended June 30, 2020, investing activities provided $6.7 million of cash, consisting primarily of proceeds from maturities of available-for-sale securities partially offset by purchases of property and equipment, and available-for-sale securities.

Financing activities

During the six months ended June 30, 2021, financing activities provided $134.9 million of cash resulting from the March 2021 Offering.

During the six months ended June 30, 2020, we received no cash from financing activities.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to SGT-001, SGT-003 and our other product candidates. In addition, we expect to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

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

As of June 30, 2021, we had cash, cash equivalents and available-for-sale securities of $249.0 million.  We believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2021 will be sufficient to fund our operating expenses and capital requirements into the fourth quarter of 2022. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all.  In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Because of the numerous risks and uncertainties associated with the development of SGT-001, SGT-003 and our other product candidates and programs and because the extent to which we may enter collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related changes in interest rates. As of June 30, 2021, our cash equivalents consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. As of June 30, 2021, our investments consisted of corporate bond securities that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our President and Chief Executive Officer and our interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	Success in preclinical studies or early clinical trials, including our IGNITE DMD clinical trial, may not be indicative of results obtained in later trials.
•	We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
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

•

Although we may establish our own manufacturing facility, we expect to utilize third parties to conduct our product manufacturing for the foreseeable future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily or meet regulatory requirements.

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

Since inception, we have incurred significant net losses. Our net loss was $35.6 million for the six months ended June 30, 2021. Our net losses were $88.3 million and $117.2 million for the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, we had an accumulated deficit of $440.2 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001, SGT-003 and our other product candidates. In addition, if we obtain marketing approval for SGT-001, SGT-003 and our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2021 will be sufficient to fund our operating expenses and capital requirements into the fourth quarter of 2022, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.  In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of SGT-001, SGT-003 and our other product candidates.

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

We have modified our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19.  In the event of a continuation of shelter-in-place orders and/or other mandated local travel restrictions, our employees conducting research and development activities may not be able to access our research space, and our core activities may be significant limited or curtailed, possibly for an extended period of time.

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

In November 2019, the FDA placed a clinical hold on SGT-001 following a serious adverse event in IGNITE DMD. The third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event deemed related to the study drug that was characterized by complement activation, thrombocytopenia, decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency.  In October 2020, the FDA lifted the clinical hold placed on IGNITE DMD. In connection with the lifting of the clinical hold, we reduced the maximum weight of the next two patients dosed in IGNITE DMD to 18 kg per patient. Additionally, to mitigate the risk of serious drug-related adverse events, we amended the IGNITE DMD clinical protocol to include the prophylactic use of both anti-complement inhibitor eculizumab and C1 esterase inhibitor, and increase the prednisone dose in the first month post dosing. In March 2021, we announced that a seventh patient was safely dosed under the amended protocol, with transient and manageable adverse events, none of which were serious.  In April 2021, an eighth patient was treated with SGT-001. The patient experienced a systemic inflammatory response which has since fully resolved. The event was classified as a serious adverse event and considered by the investigator to be drug related. This type of event is described in our Investigators Brochure and is not considered unexpected. Following dosing of these two patients with our second-generation manufacturing process and clinical strategy, we conducted an extensive review of all clinical data, resulting in a strengthened risk mitigation plan including new patient guidance, which has also been submitted to the FDA. We cannot guarantee that similar serious adverse events or clinical holds will not happen in the future.

Even though the FDA lifted the clinical hold in October 2020, additional preclinical studies or clinical trials involving SGT-001, further amendments to the SGT-001 enrollment criteria and/or clinical trial protocol or changes to our manufacturing process may be needed, which may prove difficult to implement and/or complete. In such instance, our progress in the development of SGT-001 may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business, and our stock price would likely decline. Furthermore, even though the FDA lifted the clinical hold, we may nonetheless face difficulties in recruiting patients to enroll in, or retain patients in IGNITE DMD if patients or their caregivers are affected by the COVID-19 virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the COVID-19 pandemic.

In addition, we may not be able to obtain institutional review board committee, or IRB, or data safety monitoring board approvals for IGNITE DMD as a result of the now lifted clinical hold or any related risks, which could further delay our ability to open new trial sites and enroll patients into the clinical trial. Any delay in enrolling patients or inability to continue or complete our clinical trial of SGT-001, as a result of the now lifted clinical hold or otherwise, will delay or terminate our clinical development plans for SGT-001, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for SGT-001. Delays in the completion of any clinical trial of SGT-001 or any other product candidate will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of SGT-001, SGT-003 or our other product candidates.

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

In addition, the product specifications and the clinical trial requirements of the FDA, the European Commission, the European Medicines Agency (EMA), and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. The regulatory approval process for novel product candidates such as ours is unclear and can be more expensive and take longer than for other, better known or more extensively studied product candidates. To our knowledge, only a limited number of gene transfer products have been approved for commercialization in the United States and the European Union. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for SGT-001 in either the United States or the European Union. Approvals by the European Commission may not be indicative of what the FDA may require for approval and vice versa.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the product candidate being studied caused these conditions. For instance, we reported a serious adverse event in IGNITE DMD, which resulted in a clinical hold in November 2019, which has since been resolved, and previously the FDA had placed IGNITE DMD on clinical hold after we reported another serious adverse event. In April 2021, the eighth patient treated with IGNITE DMD experienced a systemic inflammatory response which has since fully resolved.  The event was classified as a serious adverse event and considered by the investigator to be drug related.

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

Results from preclinical studies or early clinical trials, including our IGNITE DMD clinical trial, are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. Our preclinical studies for SGT-001 in animals have been limited and we have only dosed a limited number of human subjects with SGT-001. There is a high failure rate for gene therapy and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. SGT-001, SGT-003 or our other product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. This failure would cause us to abandon SGT-001, SGT-003 or our other product candidates.

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

Further, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities, but those Executive Orders were rescinded by President Biden.

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

The FDA has granted fast track designation for SGT-001. However, such designation may not actually lead to a faster development or regulatory review or approval process. We might not receive such designation for SGT-003 or our other product candidates.

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

We may seek to establish strategic partnerships for developing SGT-001, SGT-003 or our other product candidates due to capital costs required to develop, manufacture and commercialize our product candidates. We may not be successful in our efforts to establish such strategic partnerships or other alternative arrangements because, among other things, our research and development pipeline may be insufficient, SGT-001 may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view SGT-001 as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction, we will achieve an economic or business benefit that justifies such transaction. If we seek to but are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms or at all, we may have to curtail, reduce or delay the development of a product candidate, delay its potential commercialization, reduce the scope of any sales or marketing activities or increase our expenditures and undertake development, manufacturing or commercialization activities independently. If we elect to fund our own independent development or commercialization activities, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development, manufacturing and commercialization activities, we may not be able to further develop SGT-001, SGT-003 or our other product candidates.

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

Although we may establish our own manufacturing facility, we expect to utilize third parties to conduct our product manufacturing for the foreseeable future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily or meet regulatory requirements.

Until such time, if ever, as we establish a manufacturing facility that has been properly validated to comply with FDA cGMP requirements, we will not be able to independently manufacture material for our current and future clinical programs. For clinical trials of SGT-001, we are utilizing, and expect to continue to utilize, and for clinical trials of SGT-003 and our other product candidates, we expect to utilize, materials manufactured by cGMP-compliant third-party suppliers. Even following our potential establishment of a validated cGMP manufacturing facility, we intend to utilize third-party manufacturing capabilities in order to provide multiple sources of supply. In the event that the establishment of our own manufacturing facility is delayed or not otherwise pursued and if these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture SGT-001, SGT-003 and our other product candidates in accordance with regulatory requirements or if there are disagreements between us and these third-party manufacturers, we may not be able to complete, or may be delayed in completing, the clinical trials required for approval of SGT-001, SGT-003 and our other product candidates. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates.

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

In addition, we do not currently have long-term supply or manufacturing arrangements in place for the production of SGT-001, SGT-003 and our other product candidates at commercial scale. Although we intend to establish additional sources for long-term supply, potentially including our own commercial-scale cGMP-compliant manufacturing facility and one or more third-party manufacturers, if the gene therapy industry were to grow, we may encounter increasing competition for the materials necessary for the production of SGT-001, SGT-003 or our other product candidates. We may experience difficulties in scaling up production beyond clinical batches. Furthermore, demand for third-party cGMP manufacturing facilities may grow at a faster rate than existing manufacturing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of SGT-001, SGT-003 or our other product candidates for future clinical trials or to meet initial commercial demand in the United States. We currently rely, and expect to continue to rely, on additional third parties to manufacture materials for our product candidates and to perform quality testing. Even following the potential establishment of our own cGMP-compliant manufacturing capabilities, we intend to maintain third-party manufacturers for these materials, as well as to serve as additional sources of SGT-001, SGT-003 and our other product candidates, which will expose us to risks including:

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom and European Union entered into a Trade and Cooperation Agreement in connection with Brexit that sets out certain procedures for approval and recognition of medical products in each jurisdiction.  Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

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

Since enactment of the Health Care Reform Law, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision of the Health Care Reform Law, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the Health Care Reform Law, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Health Care Reform Law are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the Health Care Reform Law is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the Health Care Reform Law.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020.  On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the Health Care Reform Law.  On June 17, 2021, the U.S. Supreme Court rejected this challenge to the Health Care Reform Law after finding that plaintiffs do not have standing to challenge the constitutionality of the statute.  It is unclear how such litigation and other efforts to repeal and replace the Health Care Reform Law will impact the Health Care Reform Law and our business. Litigation and legislation over the Health Care Reform Law are likely to continue, with unpredictable and uncertain results.

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

In addition, the CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Health Care Reform Law for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out-of-pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use preauthorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions; permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” as well as add a definition of “price concession” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States.  To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products.  To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction.  The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review.  It remains to be seen how the Biden Administration will address this issue but, under Medicare Part D, the new administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate.  The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation recently enacted under the Biden Administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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

Risks related to our intellectual property

We heavily rely on certain in-licensed patents and other intellectual property rights in connection with our development of SGT-001 and SGT-003 and may be required to acquire or license additional patents or other intellectual property rights to continue to develop and commercialize SGT-001, SGT-003 and our other product candidates.

Our ability to develop and commercialize SGT-001, SGT-003 and other product candidates is heavily dependent on licenses to patent rights and other intellectual property granted to us by third parties. In particular, we have licensed certain patents and patent applications from the University of Michigan, the University of Missouri and the University of Washington that are important or necessary to the development of SGT-001, SGT-003 and other elements of our gene transfer program. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization obligations, milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under these agreements, we may be subject to damages, which may be significant, and the licensor may have the right to terminate the license, in which event we may not be able to develop or market product candidates or technologies covered by the license, including SGT-001 or SGT-003. In addition, certain of these license agreements are not assignable by us without the consent of the respective licensor, which may have an adverse effect on our ability to engage in certain transactions.

Under our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Michigan, the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights, including SGT-001 and SGT-003, could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic partnerships and collaborations/licenses” of our 2020 Annual Report on Form 10-K.

Moreover, licenses to additional third-party intellectual property, technology and materials are required for our development programs but may not be available in the future or may not be available on commercially reasonable terms. For example, we are aware of certain third-party patents related to certain microdystrophin constructs, which, if in force at the time of SGT-001’s commercialization, may be claimed by third parties to cover SGT-001. In addition, third parties may claim that the AAV vectors we are developing for use in SGT-001, SGT-003 or other product candidates are covered by patents held by them. We believe that we would have valid defenses to any such claims; however, if any such claims were ultimately successful, we might require a license to continue to use and sell SGT-001, SGT-003, or other product candidates and such AAV vectors. Such licenses may not be available on commercially reasonable terms, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. Moreover, even if we are able to obtain such licenses, they may only be non-exclusive, which could permit competitors and other third parties to use the same intellectual property in competition with us.

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

Our executive officers and directors and principal stockholders, in the aggregate, own shares representing approximately 33.8% of our capital stock as of August 10, 2021. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

In October 2020, in connection with the execution of our collaboration and license agreement with Ultragenyx, we issued and sold 7,825,797 shares of our common stock to Ultragenyx. Following the expiration of an 18-month lock-up period and for the ten-year period after date of such sale, subject to specified conditions, we have agreed to file a registration statement in order to register all or a portion of the shares sold to Ultragenyx.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On June 1, 2021, we granted a new employee an option to purchase 180,000 shares of our common stock as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). The stock option is scheduled to become exercisable as to one-fourth of the shares underlying the option on each anniversary of the new employee’s start date, subject to the recipient’s continued service. The option has an exercise price of $3.75 per share.

On July 1, 2021, we granted a new employee an option to purchase 235,000 shares of our common stock as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). The stock option is scheduled to become exercisable as to one-fourth of the shares underlying the option on each anniversary of the new employee’s start date, subject to the recipient’s continued service. The option has an exercise price of $3.77 per share.

No underwriters were involved in the foregoing issuance of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. The recipients either received adequate information about us or had access, through other relationships, to such information.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Lease, dated June 15, 2021, between Solid Biosciences, Inc. and Hood Park LLC.
10.2	Amendment No. 1 to 2020 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38360) filed with the SEC on June 17, 2021).
10.3	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-38360) filed with the SEC on June 17, 2021).
10.4*	Form of Nonstatutory Inducement Stock Option Agreement.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: August 16, 2021	By:	/s/ Ilan Ganot
Ilan Ganot
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Stephen DiPalma
Stephen DiPalma
Interim Chief Financial Officer (Principal Financial and Accounting Officer)