Form 10-Q
period 2021-09-30
Solid Biosciences Inc.
filed 2021-11-03
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 110,295,600 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$109,676	$154,744
Available-for-sale securities	120,084	—
Prepaid expenses and other current assets	8,366	4,157
Restricted cash, current	90	—
Accounts receivable - related party	594	—
Total current assets	238,810	158,901
Property and equipment, net	6,886	8,153
Operating lease, right-of-use assets	1,218	3,579
Other non-current assets	—	209
Restricted cash, excluding current portion	2,072	327
Total assets	$248,986	$171,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,148	$3,274
Accrued expenses	8,003	8,640
Operating lease liabilities	1,227	1,999
Finance lease liabilities	226	208
Other current liabilities	73	—
Deferred revenue - related party	8,865	10,359
Total current liabilities	22,542	24,480
Operating lease liabilities, excluding current portion	468	2,419
Finance lease liabilities, excluding current portion	353	525
Deferred revenue - related party, excluding current portion	2,260	10,359
Other non-current liabilities	—	1,300
Total liabilities	25,623	39,083
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at September 30, 2021 and December 31, 2020; 110,295,600 shares issued and outstanding at September 30, 2021 and 84,893,994 shares issued and outstanding at December 31, 2020; 2,158,329 pre-funded warrants outstanding at September 30, 2021 and December 31, 2020	112	87
Additional paid-in capital	681,420	536,568
Accumulated other comprehensive loss	(22)	—
Accumulated deficit	(458,147)	(404,569)
Total stockholders’ equity	223,363	132,086
Total liabilities and stockholders’ equity	$248,986	$171,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue - related party	$3,537	$—	$10,466	$—
Operating expenses:
Research and development	14,425	16,045	44,144	49,158
General and administrative	7,143	5,181	19,924	15,957
Restructuring charges	—	—	—	1,944
Total operating expenses	21,568	21,226	64,068	67,059
Loss from operations	(18,031)	(21,226)	(53,602)	(67,059)
Other income (expense), net	48	(20)	24	132
Net loss	$(17,983)	$(21,246)	$(53,578)	$(66,927)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.44)	$(0.51)	$(1.39)
Weighted average shares of common stock outstanding, basic and diluted	112,312,970	48,295,468	104,706,800	48,172,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(17,983)	$(21,246)	$(53,578)	$(66,927)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(11)	0	(22)	(1)
Comprehensive loss	$(17,994)	$(21,246)	$(53,600)	$(66,928)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	For the Three Months Ended September 30, 2021
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2021	112,454,321	$112	$678,001	$(11)	$(440,164)	$237,938
Equity-based compensation	—	—	3,416	—	—	3,416
Exercise of stock options	1,000	—	3	—	—	3
Forfeiture of restricted stock awards	(1,392)	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(17,983)	(17,983)
Balance at September 30, 2021	112,453,929	$112	$681,420	$(22)	$(458,147)	$223,363

	For the Nine Months Ended September 30, 2021
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	87,052,323	$87	$536,568	$—	$(404,569)	$132,086
Equity-based compensation	—	—	9,958	—	—	9,958
Sale of common stock, net of issuance costs of $8,872	25,000,000	25	134,853	—	—	134,878
Exercise of stock options	11,625	—	41	—	—	41
Vesting of restricted stock units	419,193	—	—	—	—	—
Forfeiture of restricted stock awards	(29,212)	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(53,578)	(53,578)
Balance at September 30, 2021	112,453,929	$112	$681,420	$(22)	$(458,147)	$223,363

	For the Three Months Ended September 30, 2020
	Common Stock	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2020	48,364,092	$48	$402,625	$—	$(361,960)	$40,713
Equity-based compensation	—	—	2,764	—	—	2,764
Vesting of restricted stock units	162,725	—	—	—	—	—
Forfeiture of restricted stock awards	(52,599)	—	—	—	—	—
Net loss	—	—	—	—	(21,246)	(21,246)
Balance at September 30, 2020	48,474,218	$48	$405,389	$—	$(383,206)	$22,231

	For the Nine Months Ended September 30, 2020
	Common Stock	Amount	Additional Paid In capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	48,283,270	$48	$396,278	$1	$(316,279)	$80,048
Equity-based compensation	—	—	9,111	—	—	9,111
Vesting of restricted stock units	284,700	—	—	—	—	—
Forfeiture of restricted stock awards	(93,752)
Unrealized loss on available-for-sale securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(66,927)	(66,927)
Balance at September 30, 2020	48,474,218	$48	$405,389	$—	$(383,206)	$22,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(53,578)	$(66,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount)/premium on available-for-sale securities	535	(20)
Equity-based compensation expense	9,958	9,111
Depreciation expense	2,204	3,126
Gain on disposal of property and equipment	9	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(1,639)	1,450
Accounts receivable - related party	(594)	—
Accounts payable	639	(2,602)
Accrued expenses and other current and non-current liabilities	(4,831)	(2,044)
Deferred revenue- related party, current and non-current	(9,593)	—
Net cash used in operating activities	(56,890)	(57,906)
Cash flows from investing activities:
Purchases of property and equipment	(621)	(839)
Proceeds from sale and maturities of available-for-sale securities	3,930	7,900
Purchases of available-for-sale securities	(124,571)	(401)
Net cash (used in) provided by investing activities	(121,262)	6,660
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	134,878	—
Proceeds from exercise of stock options	41	—
Net cash provided by financing activities	134,919	—
Net decrease in cash, cash equivalents and restricted cash	(43,233)	(51,246)
Cash, cash equivalents, and restricted cash at beginning of period	155,071	76,370
Cash, cash equivalents, and restricted cash at end of period	$111,838	$25,124
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized loss	$(22)	$—
Decrease in right of use asset due to lease termination	$(1,233)	$—
Property and equipment included in accounts payable and accruals	$345	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Nature of Business

 Solid Biosciences Inc. was organized in March 2013 under the name SOLID Ventures Management, LLC and operated as a Delaware limited liability company until immediately prior to the effectiveness of its registration statement on Form S-1 on January 25, 2018, at which time it completed a statutory corporate conversion into a Delaware corporation and changed its name to Solid Biosciences Inc. (the “Company”).

The Company’s mission is to cure Duchenne muscular dystrophy (“Duchenne”), a genetic muscle-wasting disease predominantly affecting boys. It is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. The Company’s lead product candidate, SGT-001, is a gene transfer candidate under investigation for its ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease. SGT-001 has been granted Rare Pediatric Disease Designation and Fast Track Designation in the United States and Orphan Drug Designations in both the United States and European Union. The Company filed an Investigational New Drug application (“IND”) in September 2017 and initiated a Phase I/II clinical trial for SGT-001 in the United States during the fourth quarter of 2017, which is called IGNITE DMD. In November 2019, IGNITE DMD was placed on clinical hold by the U.S. Food and Drug Administration (“FDA”). In October 2020, following changes to the clinical protocol designed to enhance patient safety, improvements to its manufacturing process, and the provision of additional efficacy and safety data to the FDA, the Company announced that the FDA lifted the clinical hold placed on the Company’s IGNITE DMD Phase I/II clinical trial. In February 2021, the Company resumed treatment of patients in the IGNITE DMD clinical trial. In May 2021, the Company announced the advancement of a next-generation Duchenne microdystrophin gene transfer program, SGT-003, a preclinical candidate that combines a novel and rationally-designed capsid candidate from this library with Solid’s proprietary nNOS containing microdystrophin construct.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through September 30, 2021, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units, the sale of common stock and prefunded warrants to purchase shares of its common stock in private placements, the sale of common stock in its initial public offering and follow-on public offering in March 2021 and sales under its at-the-market sales agreement.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of September 30, 2021, the Company had an accumulated deficit of $458,147. During the three and nine months ended September 30, 2021, the Company incurred a net loss of $17,983 and $53,578, respectively, and the Company used $56,890 of cash in operations for the nine months ended September 30, 2021. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $229,760 as of September 30, 2021, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of Solid Biosciences Inc. and its wholly owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Restricted Cash

The Company held restricted cash of $2,162 and $327 in separate restricted bank accounts as security deposits for leases of the Company’s facilities as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company classified $90 and $0 as a current asset and $2,072 and $327 as a non-current asset respectively. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents as presented on balance sheet	$109,676	$154,744	$24,797	$76,043
Restricted cash, current, as presented on balance sheet	90	—	—	—
Restricted cash, non-current, as presented on balance sheet	2,072	327	327	327
Cash and cash equivalents and restricted cash as presented on cash flow statement	$111,838	$155,071	$25,124	$76,370

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

In June 2021, the Company entered into a lease with Hood Park LLC (“Landlord”), pursuant to which the Company will lease approximately 49,869 square feet of office, laboratory, research and development and manufacturing space located in Charlestown, Massachusetts (“Premises”). The Company intends to relocate its corporate headquarters to the Premises in early 2022. The term of the lease commences on the later of (i) the date the Landlord delivers the Premises to the Company or (ii) the earlier of (a) the date the Company’s work on the Premises is substantially completed, (b) the date the Company commences business operations in the Premises, or (c) the one hundred twentieth (120th) day following the Landlord’s satisfaction of item (i) above. The lease commencement date is anticipated to be in the first half of 2022. The date on which the Company will become responsible for paying rent under the lease will be 61 days following the lease commencement date. The initial term of the lease will be for a ten-year period commencing on the lease commencement date, unless earlier terminated. The lease provides the Company with an option to extend the lease for an additional five-year term. The Company and the Landlord are each obligated to undertake certain improvements prior to the commencement of the lease. The Landlord delivered the Premises to the Company in September 2021. The Company plans to make certain improvements to the Premises prior to commencement of the lease, which will be partially paid for with a tenant improvement allowance.  The Company was required to post a customary letter of credit in the amount of $1,833, subject to decrease on a set schedule, as a security deposit pursuant to the lease. As of September 30, 2021, the lease had not commenced. For the three and nine months ended September 30, 2021, the Company incurred approximately $680 of tenant improvement allowance receivable.

In June 2021, the Company determined that it no longer needed a floor of office space that it was renting and terminated its lease with another landlord. As a result of the termination, the Company wrote off $1,314 and $1,233 of the remaining lease liability and right-of-use asset, respectively, associated with the lease.

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

In November 2020, the Company entered into a consulting agreement with Danforth Advisors, LLC, or Danforth, an affiliate of Stephen DiPalma, the Company’s interim chief financial officer. Pursuant to the consulting agreement, Danforth provides the Company with the chief financial officer services of Mr. DiPalma, and other services, including financial planning, offering support and accounting services, in exchange for fees payable to Danforth based on hourly rates. The Company has paid Danforth approximately $194 and $381 for the three and nine months ended September 30, 2021, respectively, and $0 for each of the three and nine months ended September 30, 2020.   In accordance with the consulting agreement, in November 2020, the Company issued to Danforth a warrant to purchase 30,000 shares of the Company’s common stock at an exercise price per share of $3.29. As of September 30, 2021, the shares had vested in full. The consulting agreement may be terminated by either party without cause upon 60 days’ prior written notice to the other party and with cause upon 30 days’ prior written notice to the other party.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and clarifies and amends existing guidance to improve consistent application. The standard became effective for the Company beginning January 1, 2021. The amendments that are related to changes in ownership of foreign equity method investments or foreign subsidiaries are to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments that are related to franchise taxes that are partially based on income are to be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments under this ASU are to be applied on a prospective basis. The Company adopted the guidance effective January 1, 2021. The adoption of this new standard did not have a material impact on the Company’s financial statements.

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

With respect to each Licensed Product for which the Company has not exercised the Development Option or Income Share Option the Company will be entitled to milestone payments of up to $25,000 in the aggregate for each such Licensed Product that achieves specified development milestones and $65,000 in the aggregate for each such Licensed Product that achieves specified regulatory milestones. With respect to each Licensed Product for which the Company has not exercised the Income Share Option, the Company will also be entitled to milestone payments of up to $165,000 in the aggregate for each Licensed Product that achieves specified annual worldwide net sales milestones. For Licensed Products for which the Company has not exercised the Development Option or Income Share Option, Ultragenyx will pay the Company tiered royalties on a Licensed Product-by-Licensed Product and country-by-country basis ranging from a low double digit percentage to a mid-teens percentage based on Ultragenyx’s annual worldwide net sales of such Licensed Products.

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

Stock Purchase Agreement

In connection with the execution of the Collaboration Agreement, Ultragenyx and the Company also entered into a stock purchase agreement (the “Stock Purchase Agreement”) on October 22, 2020 (the “Closing Date”), pursuant to which the Company issued and sold 7,825,797 shares of its common stock (the “Shares”) to Ultragenyx at a price of $5.1113 per share for an aggregate purchase price of approximately $40,000. The Stock Purchase Agreement contains customary representations, warranties and covenants of each of the parties thereto. Following the sale of the Shares, Ultragenyx beneficially owned approximately 14.45% of the Company’s outstanding common stock. As of September 30, 2021, Ultragenyx beneficially owned less than 10% of the Company’s outstanding common stock.

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

During the three and nine months ended September 30, 2021, the Company recognized $3,537 and $10,466, respectively, of related party collaboration revenue, associated with its collaboration with Ultragenyx related to research and development services performed during the period and the corresponding cost reimbursement receivable.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the three and nine months ended September 30, 2021:

	Balance as of June 30, 2021	Additions	Deductions	Balance as of September 30, 2021
Related party collaboration receivable	$286	$308	$—	$594
Contract liabilities:
Deferred revenue	14,354	—	(3,229)	11,125

	Balance as of December 31, 2020	Additions	Deductions	Balance as of September 30, 2021
Related party collaboration receivable	$—	$874	$(280)	$594
Contract liabilities:
Deferred revenue	20,718	—	(9,593)	11,125

The change in receivables balance for the three and nine months ended September 30, 2021 is driven by amounts owed to the Company for research and development services provided, partially offset by $280 in collections received from Ultragenyx during the nine months ended September 30, 2021.

As of September 30, 2021, there was $11,125 of deferred revenue related to the Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of September 30, 2021, there was $594 of related party collaboration receivables related to reimbursable costs expected to be received from Ultragenyx for research and development services performed.

Costs incurred relating to the Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2021.

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$83,719	$—	$83,719
Available-for-sale securities	$—	$120,084	$—	$120,084
	$—	$203,803	$—	$203,803

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$84,462	$—	$84,462
	$—	$84,462	$—	$84,462

As of September 30, 2021 and December 31, 2020, the fair values of the Company’s available-for-sale debt securities, which consisted of treasury bills, commercial paper, and corporate bond securities, was determined using Level 2 inputs.  During the nine months ended September 30, 2021 and the year ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

5. Available-for-Sale Securities

As of September 30, 2021, the fair value of available-for-sale securities by type of security was as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Treasury bill	$6,999	$—	$—	$6,999
Corporate bond securities	$101,110	$—	$(22)	$101,088
Commercial paper	$11,997	$—	$—	$11,997
	$120,106	$—	$(22)	$120,084

As of December 31, 2020, there were no available-for-sale securities.

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	September 30, 2021
	Amortized Cost	Fair Value
Due in one year or less	$120,106	$120,084
Total available-for-sale securities	$120,106	$120,084

The weighted average maturity of the Company’s available-for-sale securities as of September 30, 2021 was approximately 0.6 years.

6. Property and Equipment

Property and equipment consists of the following:

	September 30, 2021	December 31, 2020
Furniture and fixtures	$213	$203
Laboratory equipment	10,315	9,631
Leasehold improvements	4,713	4,713
Computer equipment	436	436
Computer software	553	553
Construction in process	1,557	1,330
	17,787	16,866
Less accumulated depreciation	10,901	8,713
	$6,886	$8,153

Depreciation expense was $752 and $2,204 for the three and nine months ended September 30, 2021.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2021	December 31, 2020
Prepaid research and development expenses	$4,614	$2,674
Tenant improvement allowance receivable	680	-
Prepaid expenses and other assets	3,072	1,483
	$8,366	$4,157

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
Accrued research and development	$2,136	$2,091
Accrued compensation	2,247	3,834
Accrued other	3,620	2,715
	$8,003	$8,640

9. Stockholders’ Equity

In July 2019, the Company issued and sold in a private placement (i) 10,607,525 shares of its common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of its common stock at a price per warrant of $4.64. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants have no expiration date. The Company received gross proceeds from the private placement of $59,977, before deducting offering costs of $2,102. In October 2020, 137,460 of these pre-funded warrants were exercised. No warrants were exercised during the three and nine months ended September 30, 2021 and 2020.

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

10. Equity-Based Compensation

In connection with the closing of the Company’s initial public offering, the board of directors and stockholders approved the 2018 Omnibus Incentive Plan, which provides for the reservation of 5,001,000 shares of common stock for equity awards. On June 16, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”) which consists of (i) 3,000,000 shares of common stock and (ii) additional shares of common stock (up to 4,879,025) as is equal to (i) the number of shares reserved under the Company’s 2018 Omnibus Incentive Plan (“2018 Plan”) that remain available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by the Company’s stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.  In June 2021, the Company’s stockholders approved an amendment to the 2020 Plan to reserve an additional 7,000,000 shares of common stock for issuance under the plan. At September 30, 2021, 8,836,782 shares remained available for future issuance under the 2020 Plan. Under the 2020 Plan, stock options may not be granted at less than fair value on the date of grant. In June 2021, the Company’s stockholders also approved the 2021 Employee Stock Purchase Plan (“ESPP”), which provides for 1,102,885 shares to be available for purchase by eligible employees according to its terms. The first offering period under the ESPP commenced on September 1, 2021. At September 30, 2021, 1,102,885 shares remained available for future issuance under the ESPP.

During the three and nine months ended September 30, 2021, the Company granted options for the purchase of 458,350 and 3,460,245, respectively, shares of common stock. During the three and nine months ended September 30, 2021, the Company granted 98,650 restricted stock units.

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,601	$1,524	$5,083	$4,379
General and administrative	1,815	1,240	4,875	3,881
Restructuring	—	—	—	851
Total	$3,416	$2,764	$9,958	$9,111

11. Income Taxes

During the three and nine months ended September 30, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits and orphan drug credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2021 and December 31, 2020, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of September 30, 2021 and December 31, 2020, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation tax years beginning with the year ended December 31, 2018 are open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

12. Commitments and Contingencies

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of September 30, 2021.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(17,983)	$(21,246)	$(53,578)	$(66,927)

The denominator is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average shares of common stock outstanding, basic and diluted	110,154,641	45,999,769	102,548,471	45,876,987
Weighted average shares of pre-funded warrants to purchase common stock	2,158,329	2,295,699	2,158,329	2,295,699
Total	112,312,970	48,295,468	104,706,800	48,172,686

Net loss per share attributable to common stockholders, basic and diluted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss per share attributable to common stockholders	$(0.16)	$(0.44)	$(0.51)	$(1.39)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect for the nine months ended September 30:

	2021	2020
Options to purchase shares of common stock	5,851,431	3,324,885
Unvested shares of common stock	1,849	102,753
Unvested restricted stock units	391,269	1,254,545
	6,244,549	4,682,183

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

No new drug-related safety findings have been identified in patients one through eight in post-dosing periods of 90 days to more than 3.5 years.  We continue to follow dosed patients and collect data to support the potential benefit from dosing with SGT-001.

In May 2021, we reported long-term biopsy data collected from patients four through six, who were dosed at the 2E14 vg/kg dose level. Analyses of the biopsies, taken 2 years, 1.5 years and 1 year post-dosing, respectively, demonstrated durable and widespread expression of the microdystrophin protein. The long-term results are consistent with the day 90, interim data reported in March 2021 and continue to demonstrate the functionality of the SGT-001 microdystrophin, as highlighted by the recruitment of key dystrophin associated proteins: beta-sarcoglycan and neuronal Nitric Oxide Synthase or nNOS.  The long-term muscle biopsy results were analyzed by two methods, western blot and immunofluorescence.  As reflected in the table below, the Western Blot data indicate that expression was maintained in patient four and increased compared to the day 90 biopsies in patients five and six. Immunofluorescence data show microdystrophin function via continued localization to the muscle membrane, with the percent positive fibers remaining comparable to the day 90 biopsies in all three patients.

Patient No.	Last Timepoint Post-Dosing	Western Blot		Immunofluorescence (% Positive Fibers)
		Day 90	Last Timepoint	Day 90	Last Timepoint
4	24 months	BLQ *	BLQ *	10-20%	10-30%
5	18 months	17.50%	69.80%	50-70%	85%
6	12 months	8.00%	20.30%	50-70%	50-60%

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

In September 2021, we reported 1.5-year functional data and patient-reported outcome measures for patients four through six in IGNITE DMD, who were dosed at the 2E14 vg/kg dose level.  Also in September 2021, we reported additional pulmonary function data from the first six patients in IGNITE DMD, three who were dosed at the 5E13 vg/kg dose level and three who were dosed at the 2E14 vg/kg dose level.

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

In November 2021, in collaboration with REGENXBIO, we formally launched the Pathway Development Consortium (PDC), a multistakeholder initiative which aims to identify, develop, expand and maintain pathways to effective therapies for patients diagnosed early in life with rare diseases. The PDC seeks to achieve these goals by bringing together a broad and diverse group of stakeholders from the rare disease and AAV gene therapy communities, including patients, industry, regulators, academia and payers, among others, for meaningful scientific and policy discussions.

Since our inception, we have devoted substantial resources to identifying and developing SGT-001, SGT-003 and our other product candidates, developing our manufacturing processes, organizing and staffing our company and providing general and administrative support for these operations. We have incurred significant losses every year since our inception. We do not have any products approved for sale. To date, we have not generated any revenue from product sales. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of SGT-001, SGT-003 and our other product candidates. If successfully developed and approved, we intend to commercialize SGT-001 and SGT-003 in the United States and European Union and may enter into licensing agreements or strategic collaborations in other markets. If we generate product sales or enter into licensing agreements or strategic collaborations, we expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of any product sales, license fees, milestone payments and other payments. If we fail to complete the development of SGT-001, SGT-003 and our other product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $53.6 million for the nine months ended September 30, 2021 and $66.9 million for the nine months ended September 30, 2020. As of September 30, 2021, we had an accumulated deficit of $458.1 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

As of September 30, 2021, we had cash, cash equivalents, and available-for-sale securities of $229.8 million. We believe that our cash, cash equivalents, and available-for-sale securities as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

Financial operations overview

Revenue

Collaboration revenue

Collaboration revenue was $3.5 million and $10.5 million for the three and nine months ended September 30, 2021, respectively. We recognized this revenue related to research services and cost reimbursement from the Collaboration Agreement.

Product revenue

We have not generated any product revenue to date and do not expect to generate any product revenue from the sale of our products for the foreseeable future, if ever. If our development efforts for SGT-001, SGT-003 or our other product candidates are successful and result in marketing approval, we may generate product revenue in the future from product sales.

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

We expense research and development costs as incurred. We recognize costs for certain development activities, such as preclinical research and development and clinical trial costs, based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated financial statements as prepaid or accrued research and development expenses.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
SGT-001	$5,088	$8,628	$17,995	$24,408
SGT-003 and other product candidates	127	83	627	465
Unallocated research and development expenses
Personnel related expenses	6,295	5,179	17,572	16,512
External expenses	2,915	2,155	7,950	7,773
Total unallocated research and development expenses	9,210	7,334	25,522	24,285
Total research and development expenses	$14,425	$16,045	$44,144	$49,158

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase for the foreseeable future as we proceed with clinical trials for SGT-001, initiate clinical trials for SGT-003 or any future product candidates and continue to identify and develop additional product candidates.

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

Restructuring charges

In January 2020, we implemented changes to our organizational structure to create a leaner company focused on advancing SGT-001. In connection with the restructuring, we made changes to our management team and reduced headcount by approximately 30%.

Other income (expense), net

Other income (expense), net consists of interest income earned on our cash, cash equivalents, available-for-sale securities, funding from charitable organizations, and financing leases interest expense.

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

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase
(in thousands)	2021	2020	(decrease)
Collaboration revenue - related party	$3,537	$—	$3,537
Operating expenses:
Research and development	14,425	16,045	(1,620)
General and administrative	7,143	5,181	1,962
Restructuring charges	—	—	—
Total operating expenses	21,568	21,226	342
Loss from operations	(18,031)	(21,226)	3,195
Other income (expense), net	48	(20)	68
Net loss	$(17,983)	$(21,246)	$3,263

Collaboration revenue

Collaboration revenue for the three months ended September 30, 2021 was $3.5 million, compared to no collaboration revenue for the three months ended September 30, 2020. The increase in collaboration revenue was related to research services and cost reimbursement received under the Collaboration Agreement with Ultragenyx, which we entered into in the fourth quarter of 2020.

Research and development expenses

	Three Months Ended September 30,		Increase
(in thousands)	2021	2020	(decrease)
SGT-001	$5,088	$8,628	$(3,540)
SGT-003 and other product candidates	127	83	44
Unallocated research and development expenses
Personnel related expenses	6,295	5,179	1,116
External expenses	2,915	2,155	760
Total unallocated research and development expenses	9,210	7,334	1,876
Total research and development expenses	$14,425	$16,045	$(1,620)

Research and development expenses for the three months ended September 30, 2021 were $14.4 million, compared to $16.0 million for the three months ended September 30, 2020. The decrease of $1.6 million in research and development expenses was primarily due to a $4.3 million decrease in manufacturing costs for our lead product candidate SGT-001, offset by an increase in unallocated research and development costs of $1.9 million, primarily due to an increase in personnel related expenses of $1.1 million and an increase in other R&D expenses of $0.8 million, and an increase in clinical and non-clinical costs of $0.8 million.

General and administrative expenses

General and administrative expenses were $7.1 million for the three months ended September 30, 2021, compared to $5.2 million for the three months ended September 30, 2020. The increase of $2.0 million was due to an increase in corporate expenses of $1.1 million primarily related to consulting and professional services and an increase in personnel related expenses of $0.9 million.

Other income (expense), net

Other income (expense), net was less than $0.1 million for the three months ended September 30, 2021, compared to other expense of less than $0.1 million for the three months ended September 30, 2020. The activity was primarily related to the increase in interest income on available-for-sale securities included within our portfolio.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Increase
(in thousands)	2021	2020	(decrease)
Collaboration revenue - related party	$10,466	$—	$10,466
Operating expenses:
Research and development	44,144	49,158	(5,014)
General and administrative	19,924	15,957	3,967
Restructuring charges	—	1,944	(1,944)
Total operating expenses	64,068	67,059	(2,991)
Loss from operations	(53,602)	(67,059)	13,457
Other income (expense), net	24	132	(108)
Net loss	$(53,578)	$(66,927)	$13,349

Collaboration revenue

Collaboration revenue for the nine months ended September 30, 2021 was $10.5 million, compared to no collaboration revenue for the nine months ended September 30, 2020. The increase in collaboration revenue was related to research services and cost reimbursement received under the Collaboration Agreement with Ultragenyx, which we entered into in the fourth quarter of 2020.

Research and development expenses

	Nine Months Ended September 30,		Increase
(in thousands)	2021	2020	(decrease)
SGT-001	$17,995	$24,408	$(6,413)
SGT-003 and other product candidates	627	465	162
Unallocated research and development expenses
Personnel related expenses	17,572	16,512	1,060
External expenses	7,950	7,773	177
Total unallocated research and development expenses	25,522	24,285	1,237
Total research and development expenses	$44,144	$49,158	$(5,014)

Research and development expenses for the nine months ended September 30, 2021 were $44.1 million, compared to $49.1 million for the nine months ended September 30, 2020. The decrease of $5.0 million in research and development expenses was primarily due to a $6.4 million decrease in costs related to our lead product candidate SGT-001, driven by lower manufacturing costs of $7.4 million offset by an increase in clinical and non-clinical costs of $1.0 million. The decrease in research and development expenses was also offset by a $1.1 million increase in personnel related expenses. The decrease in research and development was offset by a $0.3 million increase in costs related to SGT-003 and other product candidates.

General and administrative expenses

General and administrative expenses were $19.9 million for the nine months ended September 30, 2021, compared to $16.0 million for the nine months ended September 30, 2020. The increase of $3.9 million was due to an increase in corporate expenses of $2.2 million primarily related to consulting and professional services and an increase in personnel related expenses of $1.7 million.

Other income (expense), net

Interest expense was less than $0.1 million for the nine months ended September 30, 2021, compared to interest income of $0.1 million for the nine months ended September 30, 2020. The decrease was primarily related to less interest income earned on the available-for-sale securities in our portfolio.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of common stock and prefunded warrants to purchase shares of our common stock in private placements and the sale of common stock in our initial public offering and a follow-on public offering. Through September 30, 2021, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $471.3 million of net proceeds from the sale of our common stock through public offerings, including our IPO, private placements, our ATM Sales Agreement and pursuant to the stock purchase agreement with Ultragenyx, as detailed in the following paragraphs.

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

On March 13, 2019, we entered into the ATM Sales Agreement under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $50.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the nine months ended September 30, 2021, we did not sell any shares pursuant to the ATM Sales Agreement. During the year ended December 31, 2020, we sold 6,309,632 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $23.2 million.

On March 23, 2021, we issued and sold in a public offering 25,000,000 shares of our common stock at a price per share of $5.75, including the full exercise by the underwriters of an option to purchase additional shares of common stock, or the March 2021 Offering. We received net proceeds of approximately $134.9 million after deducting underwriter discounts and commissions and offering expenses.

As of September 30, 2021, we had cash, cash equivalents and available-for-sale securities of $229.8 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,		Increase
(in thousands)	2021	2020	(decrease)
Cash used in operating activities	$(56,890)	$(57,906)	$1,016
Cash (used in) provided by investing activities	(121,262)	6,660	(127,922)
Cash provided by financing activities	134,919	—	134,919
Net decrease in cash, cash equivalents and restricted cash	$(43,233)	$(51,246)	$8,013

Operating activities

During the nine months ended September 30, 2021, operating activities used $56.9 million of cash, primarily resulting from our net loss of $53.6 million and cash used in changes in our operating assets and liabilities of 16.0 million offset by non-cash charges of $12.7 million due to equity-based compensation of $10.0 million, depreciation expense of $2.2 million and amortization on available for sale securities of $0.5 million.  Net cash used in changes in our operating assets and liabilities during the nine months ended September 30, 2021 consisted primarily of a decrease in accrued expenses and other liabilities of $4.8 million, a decrease in deferred revenue of $9.6 million, an increase in accounts receivable of $0.6 million and an increase prepaid expenses and other assets of $1.6 million, offset by an increase in accounts payable of $0.6 million.

During the nine months ended September 30, 2020, operating activities used $57.9 million of cash, primarily resulting from our net loss of $66.9 million and cash used in changes in our operating assets and liabilities of $3.2 million offset by non-cash charges of

$12.2 million due primarily to equity-based compensation of $9.1 million and depreciation expense of $3.1 million.  Net cash used in changes in our operating assets and liabilities during the nine months ended September 30, 2020 consisted primarily of a decrease in accrued expenses and other liabilities of $2.0 million and a decrease in accounts payable of $2.6 million partially offset by a net decrease in prepaid expenses and other assets of $1.5 million. These changes were primarily due to the timing of payments.

Investing activities

During the nine months ended September 30, 2021, investing activities used $121.2 million of cash, resulting from purchases of available-for-sale securities and property and equipment.

During the nine months ended September 30, 2020, investing activities provided $6.7 million of cash, consisting primarily of proceeds from maturities of available-for-sale securities partially offset by purchases of property and equipment, and available-for-sale securities.

Financing activities

During the nine months ended September 30, 2021, financing activities provided $134.9 million of cash resulting from the March 2021 Offering.

During the nine months ended September 30, 2020, we received no cash from financing activities.

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

As of September 30, 2021, we had cash, cash equivalents and available-for-sale securities of $229.8 million.  We believe that our cash, cash equivalents and available-for-sale securities as of September 30, 2021 will be sufficient to fund our operating expenses and capital requirements into the second quarter of 2023. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all.  In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

We are supplying, and expect to continue to supply, our clinical development program for SGT-001 with drug product produced at a cGMP compliant facility located at one of our contract manufacturing organizations. We intend to establish the capability and capacity to supply SGT-001 at commercial scale from multiple sources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related changes in interest rates. As of September 30, 2021, our cash equivalents consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. As of September 30, 2021, our investments consisted of corporate bond securities that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our President and Chief Executive Officer and our interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net loss was $53.6 million for the nine months ended September 30, 2021. Our net losses were $88.3 million and $117.2 million for the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $458.1 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we continue IGNITE DMD and complete future clinical trials of SGT-001, SGT-003 and our other product candidates, obtain marketing approval for SGT-001, SGT-003 or our other product candidate, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future product candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001, SGT-003 and our other product candidates. In addition, if we obtain marketing approval for SGT-001, SGT-003 and our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of September 30, 2021 will be sufficient to fund our operating expenses and capital requirements into the second quarter of 2023, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.  In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of SGT-001, SGT-003 and our other product candidates.

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

•	obtaining market acceptance, if and when approved, of SGT-001, SGT-003 or any other product candidate as a viable treatment option by patients, the medical community and third-party payors;
•	qualifying for coverage and adequate reimbursement by government and third-party payors for SGT-001, SGT-003 and our other product candidates both in the U.S. and internationally;
•	effectively addressing any competing technological and market developments;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
•	maintaining, protecting, enforcing and expanding our portfolio of intellectual property rights, including patents, trademarks, trade secrets and know-how;
•	avoiding and defending against intellectual property infringement, misappropriation and other claims;
•	implementing additional internal systems and infrastructure, as needed; and
•	attracting, hiring and retaining qualified personnel.

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

Finally, in response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and updated it on July 2, 2020, January 27, 2021, and August 30, 2021, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study.  In its most recent update to this guidance, FDA addresses questions received during the past year from clinical practitioners who are adapting their operations in a pandemic environment. These questions focused on, among other things, when to suspend, continue or initiate a trial and how to submit changes to protocols for INDs and handle remote site monitoring visits.  There is no assurance that this guidance governing clinical studies during the pandemic will remain in effect or, even if it does, that it will help address the risks and challenges enumerated above.

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

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other clinical trials using other vectors. While new recombinant vectors have been developed with the intent to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. More recently, there have been reports of significant adverse side effects, including muscle weakness and myocarditis, in clinical trials of other  gene therapy treatments for Duchenne that may be related to the type and location of the specific gene mutation causing the disease. Patients will create antibodies to the AAV vector and a second administration of gene transfer might not be successful. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Additionally, in previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a positive ELISPOT test associated with T-cell responses, which is of unclear clinical translatability. If T-cells are activated, the cellular immune response system may trigger the removal of transduced cells. If our gene transfer candidate demonstrates a similar effect, we may decide or be required to halt or delay further clinical development of SGT-001.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to drug manufacturers or quality assurance standards applicable to medical device manufacturers, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, any contract manufacturers we may engage in the future, our future collaborators and their contract manufacturers will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to clinicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product such as the requirement to implement a REMS.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

For example, we are aware of several companies and research institutions focused on developing systemic gene transfers for Duchenne, including Pfizer Inc. and Sarepta Therapeutics, Inc. with product candidates currently in Phase III clinical development, and Genethon with a product candidate currently in Phase I/II/III clinical trial development.

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

Current and future legislative efforts may limit the prices for our products, if and when they are licensed for marketing and that could materially impact our ability to generate revenues.

The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products.  To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is subject to a nationwide preliminary injunction. The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review.  It remains to be seen how the Biden Administration will address this issue but, under Medicare Part D, the administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The Biden Administration has agreed to delay for a year the implementation of one of President Trump’s signature drug pricing policies, from January 2022 to 2023. The policy at issue would have prevented drug makers and middlemen from negotiating rebates on prescription drugs.

More recently, on July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals.  To address these costs, the Order directs the Department of Health and Human Services, or HHS, to create a plan within 45 days to combat “excessive pricing of prescription drugs and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such drugs, and to address the recurrent problem of price gouging.”   Thereafter, on September 9, 2021, HHS released its plan to reduce drug prices.  The key features of that plan are to: (a) make drug prices more affordable and equitable for all consumers and throughout the health care system by supporting drug price negotiations with manufacturers; (b)  improve and promote competition throughout the prescription drug industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.   Further, in August 2021, CMS issued a proposed rule to rescind the Trump Administration’s interim final rule, following public notice and comment.  With issuance of this proposal, CMS stated that it will carefully consider the comments it received on the November 2020 interim final rule as it explores all options to incorporate value into payments for Medicare Part B drugs and improve beneficiaries' access to evidence-based care.

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

If we are unable to successfully obtain rights to any third-party intellectual property rights that are required for the development and commercialization of SGT-001, SGT-003 or any of our other product candidates, and such third-party intellectual property rights are successfully asserted against us, we may be liable for damages, which may be significant, and we may be required to cease the development and commercialization of SGT-001, SGT-003 or our other product candidates.

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

Other parties have developed products that may be related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our patent applications or issued patents. We may not be aware of all third-party intellectual property rights potentially relating to SGT-001, SGT-003 or our other current or future product candidates. In addition, we cannot provide any assurances that any of the inventions disclosed in our patent applications will be found to be patentable, including over third-party or our own prior art patents, publications or other disclosures, or will issue as patents. Even if our patent applications issue as patents, we cannot provide any assurances that such patents will not be challenged or ultimately held to be invalid or unenforceable. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or, in some cases, at all. Therefore, we cannot know with certainty whether the inventors of our licensed patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. Similarly, should we own any issued patents or patent applications in the future, we may not be certain that we were the first to file for patent protection for the inventions claimed in such patents or patent applications. Furthermore, given the differences in patent laws in the United States, Europe and other foreign jurisdictions, for example, the availability of grace periods for filing patent applications and what can be considered as prior art, we cannot make any assurances that any claims in our pending and future patent applications in the United States or other jurisdictions will issue, or if they do issue, whether they will issue in a form that provides us with any meaningful competitive advantage. Similarly, we cannot make any assurances that if the patentability, validity, enforceability or scope of our pending or future patents and patent applications in the United States or foreign jurisdictions are challenged by any third party, that the claims of such pending or future patents and patent applications will survive any such challenge in a form that provides us with any meaningful competitive advantage. For example, we are aware of certain third-party patents and publications related to certain microdystrophin constructs. While we believe that our owned or in-licensed patents and patent applications claim novel and non-obvious features of microdystrophin constructs that are not described in such third-party patents or publications, such third-party patents and publications may have earlier priority or publication dates and may be asserted as prior art against our owned or in-licensed patents and applications. Any such challenge, if successful, could limit or eliminate patent protection for our products and product candidates or otherwise materially harm our business. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

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

As of November 1, 2021, our executive officers and directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

On August 16, 2021, we granted a new employee an option to purchase 118,000 shares of our common stock as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). The stock option is scheduled to become exercisable as to one-fourth of the shares underlying the option on each anniversary of the new employee’s start date, subject to the recipient’s continued service. The option has an exercise price of $2.51 per share.

No underwriters were involved in the foregoing issuance of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. The recipients either received adequate information about us or had access, through other relationships, to such information.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	2021 Employee Stock Purchase Plan
10.2*

Sales Agreement, dated March  13, 2019, by and between the Registrant and Jefferies LLC, as amended by Amendment No. 1 to the Sales Agreement, dated August 16, 2021, by and between the Registrant and Jefferies LLC

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

Solid Biosciences Inc.

Date: November 3, 2021	By:	/s/ Ilan Ganot
Ilan Ganot
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2021	By:	/s/ Stephen DiPalma
Stephen DiPalma
Interim Chief Financial Officer (Principal Financial and Accounting Officer)