Form 10-K
period 2021-12-31
Solid Biosciences Inc.
filed 2022-03-14
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates was $271.5 million, based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

The number of shares of Registrant’s common stock outstanding as of February 16, 2022 was 110,472,962.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the timing, progress and results of preclinical studies and clinical trials for SGT-001, SGT-003 and our other product candidates;
•	our ability to establish or maintain collaborations or strategic relationships, including our collaboration with Ultragenyx Pharmaceutical Inc., or Ultragenyx ;
•	our ability to obtain and maintain U.S. regulatory approval of SGT-001, SGT-003 and our other product candidates, and the timing and scope thereof;
•	our ability to obtain and maintain foreign regulatory approvals of SGT-001, SGT-003 and our other product candidates, and the timing and the scope thereof;
•	the size of the patient populations and potential market opportunity for SGT-001, SGT-003 and our other product candidates, if approved for commercial use;
•	our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes;
•	our plans to develop and commercialize SGT-001, SGT-003 and our other product candidates, if approved;
•	the pricing and reimbursement of SGT-001, SGT-003 and any other product candidates we may develop, if approved;
•	the establishment of sales, marketing and distribution capabilities and entry into agreements with third parties to market and sell SGT-001, SGT-003 or our other product candidates, if approved;
•	the rate and degree of market acceptance and clinical utility of SGT-001, SGT-003 and any other product candidates we may develop and for which we may receive approval;
•	our expectations related to our use of capital resources;
•	our estimates regarding expenses, ongoing losses, future revenue, capital requirements and need for and ability to obtain additional financing;
•	our intellectual property position;
•	our competitive and market position;
•	developments relating to our competitors and our industry;
•	the impact of the COVID-19 pandemic, including any variant strains of the COVID-19 virus, on our business and operations and our future financial results;
•	our ability to continue as a going concern; and
•	the impact of laws and regulations on our operations.

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

•	We have never generated revenue from product sales and do not expect to do so for the next several years, if ever.
•	Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.
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

•	SGT-001 and SGT-003 are gene transfer candidates based on novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.
•

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

•	We have never completed a clinical trial, and may be unable to do so for any product candidates we may develop, including SGT-001 and SGT-003.
•	Success in preclinical studies or early clinical trials, including our IGNITE DMD clinical trial, may not be indicative of results obtained in later trials.
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

•

Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our SGT-001 and SGT-003 gene transfer product candidates or other gene transfer product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for SGT-001 or other gene transfer product candidates.

•

We heavily rely on certain in-licensed patents and other intellectual property rights in connection with our development of SGT-001, SGT-003 and our other product candidates and may be required to acquire or license additional patents or other intellectual property rights to continue to develop and commercialize SGT-001, SGT-003 and our other product candidates.

•

If we are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

PART I

Item 1.	Business.

Overview

Our mission is to cure Duchenne muscular dystrophy, or Duchenne, a genetic muscle-wasting disease predominantly affecting boys. Duchenne is a progressive, irreversible and ultimately fatal disease that affects approximately one in every 3,500 to 5,000 live male births and has an estimated prevalence of 5,000 to 15,000 cases in the United States alone. Duchenne is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. There is no cure for Duchenne and, for the vast majority of patients, there are no satisfactory symptomatic or disease-modifying treatments. Our efforts are focused on our lead product candidate, SGT-001, a gene transfer candidate under investigation for its ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease, as well as SGT-003, our next-generation gene therapy candidate for the treatment of Duchenne.

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

Our founders, who are personally touched by the disease, created a biotechnology company purpose-built to accelerate the discovery and development of meaningful therapies for all patients affected by Duchenne. Through this disease-focused business model, our research team, led by experts in Duchenne biology and drug development, along with key opinion leaders in Duchenne, continuously evaluate emerging science to identify high-potential product candidates. Our selection process includes extensive diligence and initial pharmacology research with highly specific, predefined criteria, which provide us with confidence in our development program decisions. Through this data-driven selection process, we have evaluated a number of programs and identified gene therapy as a potentially beneficial approach for Duchenne, and thus initiated development of our product candidates SGT-001 and SGT-003.

Our product candidates

SGT-001 and SGT-003 are gene transfer candidates. Gene transfer, a type of gene therapy, is designed to address diseases caused by mutated genes through the delivery of functional versions of those genes, called transgenes. The transgenes are then utilized by the body to produce proteins that are absent or not functional prior to treatment, potentially offering long-lasting beneficial clinical effects. SGT-001 and SGT-003 are designed to address the underlying genetic cause of Duchenne by delivering a synthetic transgene that produces dystrophin-like protein that is only expressed in muscles of the body, including cardiac and respiratory muscles. Our SGT-001 and SGT-003 vectors are derived from a naturally occurring, non-pathogenic virus called adeno-associated virus, or AAV, which were selected for their ability to efficiently enter skeletal, diaphragm and cardiac muscle tissues. The vectors are designed to carry a synthetic dystrophin transgene construct, called microdystrophin, that retains the most critical components of the full-size dystrophin gene yet is small enough to fit within AAV packaging constraints. These components not only include the domains necessary to confer protection against muscle damage, but also to drive the expression of key dystrophin associated proteins, such as neuronal Nitric Oxide Synthase, or nNOS. Inclusion of this nNOS coding region of the dystrophin protein may result in microdystrophin protein that has unique activity, restore nitric oxide production in the muscle and potentially provide important functional benefits such as diminished muscle fatigue and protection against ischemic muscle damage.

SGT-001

SGT-001 is our lead gene transfer candidate and utilizes an AAV9 vector. In our Investigational New Drug Application, or IND, enabling preclinical program, we have studied the efficacy, safety and durability of SGT-001 in multiple preclinical models and its functional benefits in Duchenne animal studies. In contrast to some other therapeutic approaches, SGT-001 is not designed to target specific mutations in the dystrophin gene.

SGT-001 has been granted Rare Pediatric Disease Designation, and Fast Track Designation, in the United States and Orphan Drug Designations in both the United States and European Union. The safety and efficacy of SGT-001 are under evaluation in an open-label, single-ascending dose Phase I/II clinical trial called IGNITE DMD.

We initiated IGNITE DMD in the fourth quarter of 2017 to evaluate SGT-001 in ambulatory and non-ambulatory males with Duchenne aged four to 17 years. The primary objectives of IGNITE DMD are to assess the safety and tolerability of SGT-001, as well as efficacy as defined by SGT-001 microdystrophin protein expression. The clinical trial is also designed to assess other parameters of muscle function and mass, respiratory and cardiovascular function, serum and muscle biomarkers associated with SGT-001 microdystrophin production, SGT-001 microdystrophin associated biochemical properties (e.g., nNOS binding) and patient and parent reported outcomes and quality of life measures, among other endpoints.

Patient Dosing

To date, nine patients have been dosed in IGNITE DMD with SGT-001. In 2021, we dosed three patients in February (Patient 7), April (Patient 8) and November (Patient 9) in the 2E14 vg/kg cohort with SGT-001. All three patients were dosed with our second generation manufacturing process. Patients 7 and 9 were safely dosed, with transient and manageable adverse events, none of which were serious. Patient 8 experienced a systemic inflammatory response which has since fully resolved. The event was classified as a serious adverse event, or SAE, and considered to be drug related. The type of event is described in our Investigators Brochure and is not considered unexpected. Following the dosing of Patient 8, we conducted an extensive review of all clinical data from IGNITE DMD, which resulted in a strengthened risk mitigation plan that was submitted to the U.S. Food and Drug Administration, or the FDA, and implemented prior to the dosing of the Patient 9.

Clinical Data

In 2021, we reported long-term biomarker data from biopsies of skeletal muscle from IGNITE DMD Patients 4-6 taken 24 months, 18 months and 12 months post-dosing, respectively. In addition, we reported interim safety and efficacy data for motor function as assessed by North Star Ambulatory Assessment, or NSAA, and 6-Minute Walk Test, or 6MWT, pulmonary function as assessed by pulmonary function tests, or PFTs, including forced vital capacity, or FVC, peak expiratory flow, or PEF, and forced expiratory volume in one second, or FEV1, as well as patient reported outcome measures, or PROMs, as assessed by the key functional domains of the Pediatric Outcomes Data Collection Instrument, or PODCI.

In March 2022, we announced two-year interim safety and efficacy data from the first three Patients (Patients 4-6) treated with SGT-001 in the 2E14 vg/kg dose cohort of IGNITE DMD. Results suggested durable benefit 24-months post-administration of SGT-001, when compared to natural history. These data were consistent with results reported at the 12-month and 18-month time periods for the same patients. The average age of Patients 4-6 at the two year timepoint was 10.4 years.

Data from Patients 4-6 suggested sustained motor function at two years post-infusion, as assessed by 6MWT and NSAA, against expected natural history declines. In addition, the data suggested improved pulmonary function, as measured by FVC and PEF, and sustained or improved PROMs as assessed in key functional domains of the PODCI when compared to both baseline and natural history.

The following table summarizes the interim efficacy results of Patients 4-6 of the 2E14 vg/kg cohort in IGNITE DMD at 12-months, 18-months and 24-months post-dosing. Data are presented as mean change from baseline at each respective timepoint and as the mean change from natural history at the 24-month timepoint. Mean difference from natural history is calculated as the difference between mean change from baseline for Patients 4-6 at 24-months and the expected changes from baseline in each measure over 24 months, based on published natural history studies:

Summary of Interim Efficacy Results of IGNITE DMD for Patients 4-6 (2E14 vg/kg cohort)
Mean Difference vs. Baseline
	12 Months	18 Months	24 Months	Mean Difference vs Natural History at 24 Months
Mean Age at Baseline: 8.4 years (Range: 6.8 to 10.7 years)
6 Minute Walk Test (meter)	+49.7	+15.3	+16.0	+100.6(1)
North Star Ambulatory Assessment (units)	+0.3	-1.7	-1.7	+4.3(2)
Forced Vital Capacity (%p)	+15.7	+8.5	+9.2	+19.2(3)
Peak Expiratory Flow (%p)	+21.3	+11.2	+6.5	+16.5(4)
PODCI Global Function (points)	+17.0	+11.0	+6.3	+16.4(5)
PODCI Transfer/Basic Mobility (points)	+6.7	0.0	+0.7	+20.6(6)
PODCI Sports/Physical Functioning (points)	+29.7	+19.0	+13.3	+19.5(7)

(1): -84.6m expected decline in 24 months after age 7 (Mercuri et al 2016)

(2): -6.0 unit expected decline in 24 months after age 6.3 (Muntoni eta al 2019)

(3): -10.0%p expected decline in 24 months after age 6 (Mayer et al 2015)

(4): -10.0%p expected decline in 24 months after age 6 (Mayer et al 2015)

(5): -10.1 point expected decline in 24 months (Henricson et al 2013)

(6): -19.9 point expected decline in 24 months (Henricson et al 2013)

(7): -6.2 point expected decline in 24 months (Henricson et al 2013)

In March 2022, we reported data from skeletal muscle biopsies collected three months after infusion of SGT-001 from the most recently dosed Patients 7-9.  The range by immunofluorescence of 1% to 50% and by western blot of Below the 5% Limit of Quantification (BLQ) to 6.8%, were within the range of previously dosed Patients 4-6 in the high dose cohort. Microdystrophin expression levels for all six patients dosed in the high dose cohort (Patients 4-9) ranged from 1 to 70% by immunofluorescence and BLQ to 17.5% by western blot. All six patients dosed with SGT-001 in the high dose cohort have demonstrated microdystrophin expression and proper membrane localization.

No new drug-related safety findings have been identified in Patients 1-9 in post-dosing periods of 90 days to approximately four years. We continue to follow dosed patients and collect data to support the potential benefit of SGT-001.

Manufacturing

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

SGT-003

SGT-003 is our next-generation gene transfer candidate. It is comprised of our nNOS binding domain microdystrophin transgene and muscle-specific promoter present in SGT-001 and uses a novel, rationally designed AAV capsid, candidate, selected for potentially enhanced muscle tropism, to deliver these components to target tissues. We believe that the properties of this novel capsid may allow for enhanced benefit over therapies using traditional capsids, potentially both in terms of efficacy and safety.

We plan to submit an Investigational New Drug, or IND, application for SGT-003 in early 2023 and initiate IND-enabling studies in 2022.

We have selected a manufacturing process that we believe can scale to adequately support our needs for clinical trials, commercial launch and beyond. Our in-house scientists are continuing to work in close partnership with our Contract Development and Manufacturing, or CDMO, partner to increase both yield and quality of our manufacturing.

Platform technologies

In addition to our gene transfer candidates, we have development programs focusing on platform technologies, including dual gene expression, a technology that allows us to package multiple transgenes into one vector, as well as novel capsids. These programs are part of our ongoing research efforts to develop innovative technologies that we believe may hold potential to translate into meaningful treatments and drive our future pipeline expansion.

Preclinical data in both wild-type and disease animal models demonstrate that we have developed a library of novel capsids that have shown increased muscle tropism with concomitant decreased liver biodistribution, resulting in improved efficiency compared to AAV9.

In conjunction with our development of SGT-001 and SGT-003, we believe it is critical to continue to investigate tools and technologies designed to help us more effectively understand Duchenne, accurately monitor disease progression and assist patients in daily life. As part of this goal, we are evaluating the use of sensor-based technologies that may allow us to identify biomarkers that measure the therapeutic impact of potential product candidates better and better measure the therapeutic impact of potential product candidates.

Who we are

Solid Biosciences was founded in 2013 by our Chief Executive Officer, Ilan Ganot, our former Chairman of the Board, Andrey Zarur, our former President, Gilad Hayeem, a former board member, Matthew Arnold, and our Vice President, Patient Advocacy, Annie Ganot, with the goal of developing meaningful therapies for patients with Duchenne. Solid is the English translation of Eytani, the Hebrew name of Ilan and Annie Ganot’s son, who was diagnosed with the disease in 2012. Our founders, unsatisfied with the existing therapeutic landscape, proceeded to raise funds to execute on our disease-focused business model. We assembled a passionate management team and scientific advisory board composed of individuals with extensive experience in Duchenne, gene therapy, product discovery, research and development, manufacturing, business strategy and finance.

In 2015, we began exclusively licensing the elements of the construct for SGT-001 and other elements of the SGT-001 gene transfer program from the University of Missouri and the University of Washington. Since then, we have continued to use our extensive network across the academic, business and patient communities to identify, vet and pursue high-potential complementary product candidates to address the needs of Duchenne patients.

Mission

Our mission, which guides our operations, is to cure Duchenne. Underscoring this mission, our disease-focused business model is founded on the following fundamental values:

•	identify and develop meaningful therapies for all patients with Duchenne;
•	bring together the leading experts in Duchenne, science, technology, disease management and care; and
•	be guided by the needs of Duchenne patients.

About Duchenne muscular dystrophy

Duchenne is an X-chromosome-linked, muscle-wasting disease, predominantly affecting boys. Progressive, irreversible and ultimately fatal, Duchenne occurs in approximately one in every 3,500 to 5,000 live male births and has an estimated prevalence of 5,000 to 15,000 cases in the United States alone. In Duchenne, mutations in the dystrophin gene result in the body’s inability to produce functioning dystrophin protein, which works to strengthen muscle fibers and protect them from daily wear and tear. Dystrophin protein also serves as the cornerstone of the dystrophin glycoprotein complex, or DGC, a group of proteins that links the inner and outer components of muscle cells to ensure proper muscle function.

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

We are actively involved in engaging with the Duchenne patient, clinical and research communities to support advancement of therapies for patients with Duchenne. In November 2021, in collaboration with REGENXBIO Inc., we formally launched the Pathway Development Consortium, or the PDC, a multistakeholder initiative which aims to identify, develop, expand and maintain pathways to effective therapies for patients diagnosed early in life with rare diseases, including Duchenne. The PDC seeks to achieve these goals by bringing together a broad and diverse group of stakeholders from the rare disease and AAV gene therapy communities, including patients, industry, regulators, academia and payers, among others, for meaningful scientific and policy discussions.

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

Our SGT-001 microdystrophin construct is based on three decades of development and optimization work at the University of Missouri and the University of Washington as well as other academic institutions. In preclinical studies, the laboratories of Jeffrey Chamberlain, Ph.D., from the University of Washington, and Dongsheng Duan, Ph.D., from the University of Missouri, identified a proprietary configuration of genetic components that, when administered systemically, produces functional microdystrophin protein expression that not only stabilizes muscle membranes and protects muscle against injury, but also simultaneously restores the localization of DGC to the muscle membrane, notably increasing nNOS concentration. In subsequent published studies, Drs. Duan and Chamberlain demonstrated in animal models that, in comparison to earlier configurations, nNOS-restoring microdystrophins were more effective in improving muscle function and resistance to fatigue. We believe the unique functionality of our SGT-001 microdystrophin may result in functional benefits including diminished muscle fatigue and protection against ischemic muscle damage, which can lead to loss of functional muscle.

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

Clinical development of SGT-001

We are developing SGT-001 for the treatment of Duchenne through a single intravenous administration. In the fourth quarter of 2017, we announced the initiation of IGNITE DMD, as a randomized, controlled, open-label, single-ascending dose Phase I/II clinical trial designed to evaluate SGT-001 in ambulatory and non-ambulatory males with Duchenne aged four to 17 years. The primary objectives of IGNITE DMD are to assess the safety and tolerability of SGT-001, as well as efficacy as defined by microdystrophin protein expression. The clinical trial is also designed to assess muscle function and mass, respiratory and cardiovascular function, serum and muscle biomarkers associated with microdystrophin production, SGT-001 microdystrophin associated biochemical properties (e.g., nNOS binding), functional outcome, patient and parent reported outcomes and quality of life measures, among other endpoints. Key inclusion criteria include established clinical diagnosis of Duchenne and documented dystrophin gene mutation predictive of Duchenne phenotype; anti-AAV9 antibodies below pre-specified thresholds; stable cardiac and pulmonary function; and a stable daily dose of oral corticosteroids for 12 weeks. There is no enrollment restriction in the clinical trial protocol based on a patient’s underlying dystrophin gene mutation.

In the current IGNITE DMD protocol, as amended, participants are all assigned to open label treatment with SGT-001. The selection of the original starting dose in our first cohort, 5E13 vg/kg, was based on safety and efficacy data observed in our preclinical studies. Dose escalation and decisions regarding clinical trial progression occur after review by the data safety monitoring board, or the DSMB. Efficacy is being assessed by comparing microdystrophin protein expression in muscle biopsy before and 12 months after infusion for each patient. An intermediate biopsy at either 45 days, three months, six months or nine months will inform the time course of microdystrophin expression. Long-term follow up will continue per regulatory guidelines.

Patient Dosing and U.S. Regulatory Engagement

To date, nine patients have been dosed in IGNITE DMD with SGT-001. The first three patients were infused with 5E13 vg/kg of SGT-001 (low dose cohort). The subsequent six patients were all dosed in the high dose cohort at 2E14vg/kg of SGT-001.

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

In April 2020, we submitted a response to the FDA that included changes to the clinical protocol designed to enhance patient safety, as well as information related to improvements to our manufacturing process. The FDA responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process.  In June 2020, we submitted a response to the FDA that provided data related to manufacturing process improvements. In July 2020, we announced that the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on the total viral load to be administered per patient. In October 2020, we announced that the FDA lifted the clinical hold placed on IGNITE DMD. In connection with the lifting of the clinical hold, we determined to reduce the maximum weight of the next two patients dosed in IGNITE DMD to 18 kg per patient, with safety outcomes from these two patients driving potential weight increase of patients dosed subsequently. This reduction, in conjunction with the delivery of fewer viral particles as a result of our manufacturing process improvements, will reduce patients’ total viral load while continuing dosing at the 2E14 vg/kg dose. Additionally, to mitigate the risk of serious drug-related adverse events, we amended the IGNITE DMD clinical protocol to include the prophylactic use of both anti-complement inhibitor eculizumab and C1 esterase inhibitor, and increase the prednisone dose in the first month post dosing.

In March 2021, we announced that Patient 7 was safely dosed with SGT-001 in the 2E14 vg/kg cohort under the amended clinical protocol, with transient and manageable adverse events, none of which were serious.

In April 2021, Patient 8 was treated with SGT-001 in the 2E14 vg/kg cohort. The patient experienced a systemic inflammatory response which has since fully resolved. The event was classified as a serious adverse event and considered by the investigator to be drug related. This type of event is described in our Investigators Brochure and is not considered unexpected. Following dosing, we conducted an extensive review of all IGNITE DMD clinical data, resulting in an amended protocol with a strengthened risk mitigation plan including an optimized eculizumab regimen utilized prophylactically and in the first two weeks, elimination of the C1 esterase inhibitor, and new patient monitoring guidance, all of which was submitted to the FDA.

In January 2022, we announced that in November 2021 Patient 9 was safely dosed with SGT-001 in the 2E14 vg/kg cohort under the amended clinical protocol, with transient and manageable adverse events, none of which were serious.

No new drug-related safety findings have been identified in Patients 1-9 through nine in post-dosing periods of 90 days to approximately four years. We continue to follow dosed patients and collect data to support the potential benefit from dosing with SGT-001.

Clinical Data

In February 2019, we announced preliminary findings based on three-month biopsy data from the first three patients dosed with 5E13 vg/kg of SGT-001, the lowest dose outlined in the trial protocol. In one patient, SGT-001 microdystrophin was detected via western blot below the five percent level of quantification, or BLQ, of the assay and in approximately 10 percent of fibers via immunofluorescence. Due to these findings, and in consultation with the DSMB, in May 2019 we announced that we had initiated dosing of the next cohort of patients at 2E14 vg/kg. In August 2019, we amended our protocol to remove the matched patient control arm for the rest of the 2E14 vg/kg cohort in the IGNITE DMD trial and to provide measures to potentially improve safety, such as initially proceeding to dose patients weighing 25 kg or less.

In December 2019, we announced preliminary findings based on three-month biopsy data from the first two patients dosed with 2E14 vg/kg of SGT-001 (Patients 4 and 5). Using two independent immunofluorescence assays, 10% to 20% of microdystrophin positive muscle fibers were determined to express SGT-001 microdystrophin in Patient 4 and 50% to 70% of microdystrophin positive muscle fibers in Patient 5. Immunofluorescence also showed clear stabilization and co-localization of nNOS and beta-sarcoglycan with SGT-001 microdystrophin in both patients. Using western blot, the expression levels for Patient 4 were detectable and estimated to be near the assay’s level of quantification which is 5% of non-dystrophic control samples, with one assay replicate at 5.5%. Expression for Patient 5 was 17.5% of normal control samples. The levels of serum creatine kinase, a highly variable biochemical marker of muscle damage, declined from baseline in both patients.

In March 2020, we announced data from the third patient dosed in the 2E14 vg/kg dose cohort of IGNITE DMD (Patient 6), including three-month biopsy data. Using immunofluorescence assays, 50% to 70% of the muscle fibers were determined to express SGT-001 microdystrophin. Immunofluorescence also showed stabilization and co-localization of nNOS and beta-sarcoglycan with SGT-001 microdystrophin. Using western blot, microdystrophin expression was 8% of normal control samples. In addition, the level of serum creatine kinase decreased from baseline.

In March 2021 and September 2021, we announced interim data collected from the first six patients dosed in IGNITE DMD twelve months after treatment, including data from three patients (Patients 4-6) dosed at the high dose (2E14 vg/kg). Data from the delayed treatment cohort, analyzed as an untreated control cohort, was evaluated as was representative natural history data. The average age at baseline of Patients 4-6 was 8.4 years. Functional data collected included 6MWT, NSAA and PFTs, which provided evidence of potential benefit in functional endpoints one year after a single infusion of SGT-001 at a dose of 2E14 vg/kg. This data demonstrated stable or improved function compared to both baseline and natural history over the same time period.

PROM assessments using the PODCI revealed a trend towards dose-response improvements in motor function subscales and fatigability assessments 12-months following infusion with SGT-001, providing real-world evidence to support the clinical and biomarker findings of varying degrees of benefit in high dose patients.

The March 2021 data also included the following biomarker data:

•

Biopsies of skeletal muscle three months after a single infusion of SGT-001 at a dose of 2E14vg/kg, demonstrated widespread distribution of microdystrophin-positive muscle fibers with co-localization of nNOS and β-sarcoglycan;

•

CK assessments of the six patients provided physiological evidence of a positive or stabilizing effect after one year of treatment with a single high dose infusion of SGT-001. An average sustained CK decline of approximately 50% in patients in the high dose cohort was observed. In the low dose cohort, an average CK increase of approximately 166% was observed, and in the control group an average CK increase of approximately 17% was observed.

The following tables summarize the interim efficacy results for patients in IGNITE DMD at 12-months post-dosing:

Summary of 12-Month Interim Efficacy Results of IGNITE DMD for Patients 1-3 (5E13 vg/kg cohort)
	Mean Change from Baseline (Range)	Mean Difference vs Untreated Control Cohort	Mean Difference vs Natural History
Mean Age at Baseline: 8.9 years (Range: 5.2 to 14.4 years)
6 Minute Walk Test (meter)	37.0 (12 to 62)	+45.5	+79.3(1)
North Star Ambulatory Assessment (units)	1.0 (-3 to 5)	+5.0	+4.0(2)
Forced Vital Capacity (%p)	3.9 (-2.4 to 8.9)	+14.6	+8.9(3)
Peak Expiratory Flow (%p)	20.5 (2.5 to 38.5)	+30.2	+25.5(4)
Forced Expiratory Volume in One Second (%p)	8.9 (4.3 to 13.4)	+21.5	Not Available
PODCI Global Function (points)	11.0 (6 to 18)	+25.0	+16.1(5)
PODCI Transfer/Basic Mobility (points)	10.0 (3 to 18)	+16.0	+20.0(6)
PODCI Sports/Physical Functioning (points)	6.7 (5 to 21)	+20.2	+9.8(7)

(1): -42.3m expected decline in 12 months after age 7 (Mercuri et al 2016)

(2): -3.0 unit expected decline in 12 months after age 6.3 (Muntoni eta al 2019)

(3): -5.0%p expected decline in 12 months after age 6 (Mayer et al 2015)

(4): -5.0%p expected decline in 12 months after age 6 (Mayer et al 2015)

(5): -5.05 point expected decline in 12 months (Henricson et al 2013)

(6): -9.95 point expected decline in 12 months (Henricson et al 2013)

(7): -3.11 point expected decline in 12 months (Henricson et al 2013)

Summary of 12-Month Interim Efficacy Results of IGNITE DMD for Patients 4-6 (2E14 vg/kg cohort)
	Mean Change from Baseline (Range)	Mean Difference vs Untreated Control Cohort	Mean Difference vs Natural History
Mean Age at Baseline: 8.4 years (Range: 6.8 to 10.7 years)
6 Minute Walk Test (meter)	49.7 (12 to 85)	+58.2	+92.0(1)
North Star Ambulatory Assessment (units)	0.3 (-1 to 1)	+4.3	+3.3(2)
Forced Vital Capacity (%p)	15.7 (3.1 to 36.7)	+26.4	+20.7(3)
Peak Expiratory Flow (%p)	21.3 (15.9 to 26.7)	+31.0	+26.3(4)
Forced Expiratory Volume in One Second (%p)	9.7 (2.8 to 15.5)	+22.3	Not Available
PODCI Global Function (points)	17.0 (11 to 27)	+31.0	+22.1(5)
PODCI Transfer/Basic Mobility (points)	6.7 (5 to 9)	+12.7	+16.7(6)
PODCI Sports/Physical Functioning (points)	29.7 (22 to 39)	+43.2	+32.8(7)

(1): -42.3m expected decline in 12 months after age 7 (Mercuri et al 2016)

(2): -3.0 unit expected decline in 12 months after age 6.3 (Muntoni eta al 2019)

(3): -5.0%p expected decline in 12 months after age 6 (Mayer et al 2015)

(4): -5.0%p expected decline in 12 months after age 6 (Mayer et al 2015)

(5): -5.05 point expected decline in 12 months (Henricson et al 2013)

(6): -9.95 point expected decline in 12 months (Henricson et al 2013)

(7): -3.11 point expected decline in 12 months (Henricson et al 2013)

In May 2021, we reported long-term biopsy data collected from Patients 4-6, who were dosed at the 2E14 vg/kg dose level. Analyses of the biopsies, taken 24 months, 18 months and 12 months post-dosing, respectively, demonstrated durable and widespread expression of the microdystrophin protein. The long-term results were consistent with the day 90, interim data reported in March 2021 and continued to demonstrate the functionality of the SGT-001 microdystrophin, as highlighted by the recruitment of key dystrophin associated proteins: beta-sarcoglycan and neuronal nNOS. The long-term muscle biopsy results were analyzed by two methods, western blot and immunofluorescence.

Patient No.	Last Timepoint Post-Dosing	Western Blot (% of Normal Dystrophin)	Immunofluorescence (% Positive Fibers)
4	24 months	BLQ *	10-30%
5	18 months	69.80%	85%
6	12 months	20.30%	50-60%

*Below the limit of quantification (5%)

Further morphological analysis of the muscle biopsies indicated that sustained microdystrophin protein expression and function resulted in membrane stabilization, evidenced by minimal progression of muscle deterioration since the day 90 timepoint. These long-term pathophysiological improvements support the recently reported positive trends in the clinical biomarker and functional data.

In September 2021, we announced interim data collected from the first three patients infused in the high dose cohort (2E14 vg/kg) in IGNITE DMD 18-months months after treatment. The average age at baseline of Patients 4-6 was 8.4 years. Data collected from 6MWT, NSAA and PFTs provided evidence of continued potential benefit in functional endpoints 18-months after a single infusion of SGT-001 at a dose of 2E14 vg/kg. Patient reported outcome measures showed meaningful sustained improvements at 18-months compared with baseline and natural history as assessed using the PODCI Global Functions, PODCI Transfer/Basic Mobility and PODCI Sports/Physical Functioning over the same period of time. These data are consistent with results reported at the 12-month time period for the same patients.

The following table summarizes the interim efficacy results for Patients 4-6 in IGNITE DMD at 18-months post-doing:

Summary of 18-Month Interim Efficacy Results of IGNITE DMD for Patients 4-6 (2E14 vg/kg cohort)
	Mean Change from Baseline (Range)	Mean Difference vs Natural History
Mean Age at Baseline: 8.4 years (Range: 6.8 to 10.7 years)
6 Minute Walk Test (meter)	+15.3 (-17.0 to 56.0)	+78.8(1)
North Star Ambulatory Assessment (units)	-1.7 (-3.0 to 0.0)	+2.8(2)
Forced Vital Capacity (%p)	+8.5 (0.6 to 22.5)	+16.0(3)
Peak Expiratory Flow (%p)	+11.2 (7.9 to 13.1)	+18.7(4)
PODCI Global Function (points)	+11.0 (7.0 to 18.0)	+18.6(5)
PODCI Transfer/Basic Mobility (points)	0.0 (-6.0 to 3.0)	+14.9(6)
PODCI Sports/Physical Functioning (points)	+19.0 (14.0 to 23.0)	+23.7(7)

(1). -63.5m expected decline in 18 months after age 7 (Mercuri et al 2016)

(2). -4.5 unit expected decline in 18 months after age 6.3 (Muntoni eta al 2019)

(3). -7.5%p expected decline in 18 months after age 6 (Mayer et al 2015)

(4). -7.5%p expected decline in 18 months after age 6 (Mayer et al 2015)

(5). -7.6 point expected decline in 18 months (Henricson et al 2013)

(6). -14.9 point expected decline in 18 months (Henricson et al 2013)

(7). -4.7 point expected decline in 18 months (Henricson et al 2013)

In March 2022, we announced two-year interim safety and efficacy data from the first three Patients (Patients 4-6) treated with SGT-001 in the 2E14 vg/kg dose cohort of IGNITE DMD. Results suggested durable benefit 24-months post-administration of SGT-001, when compared to natural history. These data were consistent with results reported at the 12-month and 18-month time periods for the same patients. The average age of Patients 4-6 at the two year timepoint was 10.4 years.

Data from Patients 4-6 suggested sustained motor function at two years post-infusion, as assessed by 6MWT and NSAA, against expected natural history declines. In addition, the data suggested improved pulmonary function, as measured by FVC and PEF, and sustained or improved PROMs as assessed in key functional domains of the PODCI when compared to both baseline and natural history.

The following table summarizes the interim efficacy results for Patients 4-6 in IGNITE DMD at 24-months post-dosing:

Summary of 24-Month Interim Efficacy Results of IGNITE DMD for Patients 4-6 (2E14 vg/kg cohort)
	Mean Change from Baseline (Range)	Mean Difference vs Natural History
Mean Age at Baseline: 8.4 years (Range: 6.8 to 10.7 years)
6 Minute Walk Test (meter)	+16.0 (-12 to 39)	+100.6(1)
North Star Ambulatory Assessment (units)	-1.7 (-3 to -1)	+4.3(2)
Forced Vital Capacity (%p)	+9.2 (-1.4 to 29.0)	+19.2(3)
Peak Expiratory Flow (%p)	+6.5 (-5.8 to 14.8)	+16.5(4)
PODCI Global Function (points)	+6.3 (0 to 13)	+16.4(5)
PODCI Transfer/Basic Mobility (points)	+0.7 (-4 to 6)	+20.6(6)
PODCI Sports/Physical Functioning (points)	+13.3 (12 to 15)	+19.5(7)

(1): -84.6m expected decline in 24 months after age 7 (Mercuri et al 2016)

(2): -6.0 unit expected decline in 24 months after age 6.3 (Muntoni eta al 2019)

(3): -10.0%p expected decline in 24 months after age 6 (Mayer et al 2015)

(4): -10.0%p expected decline in 24 months after age 6 (Mayer et al 2015)

(5): -10.1 point expected decline in 24 months (Henricson et al 2013)

(6): -19.9 point expected decline in 24 months (Henricson et al 2013)

(7): -6.2 point expected decline in 24 months (Henricson et al 2013)

In March 2022, we reported data from skeletal muscle biopsies collected three months after infusion of SGT-001 from the most recently dosed Patients 7-9.  The range by immunofluorescence of 1% to 50% and by western blot of Below the 5% Limit of Quantification (BLQ) to 6.8%, were within the range of previously dosed Patients 4-6 in the high dose cohort. Microdystrophin expression levels for all six patients dosed in the high dose cohort (Patients 4-9) ranged from 1 to 70% by immunofluorescence and BLQ to 17.5% by western blot. All six patients dosed with SGT-001 in the high dose cohort have demonstrated microdystrophin expression and proper membrane localization.

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

No new drug-related safety findings have been identified in Patients 1-9 in post-dosing periods of 90 days to approximately four years. We continue to follow dosed patients and collect data to support the potential benefit of SGT-001.

The most common drug related clinical adverse reactions at the time of initial dosing were nausea, experienced by the nine patients dosed; fever experienced by seven of the nine patients dosed; and vomiting, experienced by eight of the nine patients dosed. The most common drug related laboratory abnormalities were thrombocytopenia, increased fibrin D-dimer, increased soluble C5b9, increased lactate dehydrogenase, and proteinuria. Activation of the terminal pathway (sC5b9) of the classical complement system occurred in all nine patients resulting in three serious adverse events, which were previously resolved. Two other serious adverse events included an episode of immune hepatitis four weeks post dosing which resolved rapidly after a transient increase of corticosteroids, and giardiasis determined to be unrelated to SGT-001.

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

Our suspension-based process is founded on seminal work by scientists at the University of Florida and has been optimized for manufacturability by our internal process development scientists with the support of our CDMO partners. The process consists of three steps. First, we produce two replication-incompetent Herpes Simplex Virus, or HSV, stocks, one containing our microdystrophin construct and the other containing the critical elements of the AAV9. Second, we then use these two HSV stocks to coinfect suspension-adapted human embryonic kidney cells (HEK-293). Third, these cells are then purified and concentrated in our downstream process to produce our gene transfer candidate. Our team has developed the analytical testing methods needed to support consistency and strict standards of quality and potency. We believe that this approach will increase our speed of development, ensure consistent quality and regulatory compliance, and reduce the risk of delay or unexpected production costs.

In 2020, we implemented our second generation manufacturing process which collectively includes improvements to our AAV manufacturing methods as well as the introduction of a refined set of analytical methods for product release. Our second generation AAV manufacturing process includes a scalable purification step which results in a significant enrichment of microdystrophin-containing “full” capsids and elimination of empty capsids. On average, drug product produced by the second generation manufacturing method contains 90% full capsids as measured by Transmission Electron Microscopy, whereas drug product produced by the first generation process is on average 50% full. This improvement in purification methods significantly reduces the total capsid load administered at any given dose level, allowing us to achieve the same effective dose of drug product with fewer total capsids. Since the first quarter of 2021, and following lift of the clinical hold, all patients dosed in IGNITE DMD have been dosed with material produced using our second generation manufacturing process.

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

SGT-003

SGT-003 is our next-generation gene transfer candidate. It is comprised of our nNOS binding domain microdystrophin transgene and muscle-specific promoter present in SGT-001 and uses a lead candidate novel, rationally designed AAV capsid, developed for enhanced muscle tropism, to deliver these components to target tissues. We believe that the properties of this novel capsid may allow for enhanced benefit over therapies using traditional capsids, potentially both in terms of efficacy and safety.

SGT-003 preclinical program

We identified a lead novel capsid candidate through evaluation of muscle tropic AAV screening, in which increased muscle transduction was observed.

Translatability of in vitro data to in vivo systems was assessed in preclinical studies using the novel capsid. It was evaluated in a head-to-head study with AAV9-CK8-microdystrophin in the dystrophin-negative mouse model of DMD (mdx mouse). Separate groups of animals were administered a single intravenous dose of either construct and the biodistribution, microdystrophin protein expression, and biomarker analyses were performed at the conclusion of the study. Overall, the in vivo study data supported the results seen from in vitro assays and further demonstrated the potential benefits. The mdx mice dosed with the novel capsid showed increased biodistribution (vector genome copies) in representative muscle tissues and increased microdystrophin expression compared to those administered the AAV9 vector. In addition, lower vector genome copies in the liver compared to AAV9-administered animals, with the data supporting a preferential distribution of the novel capsid towards muscle tissue and away from the liver. These data supported the proof of concept for the novel capsid microdystrophin construct in Duchenne and formed a basis for establishing and advancing the SGT-003 program. We intend to initiate IND-enabling studies for SGT-003 in 2022 to support a planned IND submission in early 2023.

Manufacturing SGT-003

We selected a manufacturing process that we believe will be scalable to support clinical and commercial production needs for SGT-003. The transient transfection process was selected in order to efficiently advance SGT-003 along its development timeline. . In October 2021, we announced a partnership with a cell and gene therapy-focused CDMO, for the development and clinical stage manufacture of SGT-003.

Platform Technologies

In addition to our gene transfer candidates, we have development programs focusing on platform technologies, including novel capsids and dual gene expression, a technology that allows us to package multiple transgenes into one vector. These programs are part of our ongoing research efforts to develop innovative technologies that we believe may hold potential to translate into meaningful treatments and drive our future pipeline expansion.

Tools to accelerate discovery and development

In conjunction with our development of SGT-001 and SGT-003, we believe it is critical to continue to investigate tools and technologies designed to help us more effectively understand Duchenne, accurately monitor disease progression and assist patients in daily life. As part of this goal, we are evaluating the use of sensor-based technologies to potentially identify biomarkers that may allow us to better measure the therapeutic impact of potential product candidates.

Novel Capsids

We have developed a library of novel capsids through the insertion of unique peptide sequences into traditional capsids and initially evaluated these candidates through an in vitro screening platform. The primary goal of developing this library was to generate capsids that preferentially target and transduce muscle cells, compared to traditional capsids such as AAV9. Candidate novel capsids were packaged with our microdystrophin under the control of a muscle-specific promoter, such as CK8, and used to transduce muscle cells. Evaluation of microdystrophin expression from in vitro studies performed in mouse muscle cell lines showed multiple-fold increases in numerous novel capsid candidates over AAV9. Further in vitro characterization of these capsids was performed in human Duchenne muscle cell lines. Results from these studies showed similar findings of multiple-fold increases in expression for novel capsid candidates over AAV9. We are continuing to further develop our novel capsid library.

Non-specific novel capsids were packaged comprised of a bioluminescent protein (luciferase) under the control of a ubiquitous promoter (CMV) able to allow expression across a wide range of tissue types. These constructs were further evaluated in vivo in both mdx and wild-type mice to understand the potential broader applicability of these capsids for other indications. Results from this study support preferential targeting of muscle, with increases in biodistribution and expression over AAV9 across muscle tissues and decreased biodistribution and expression compared to AAV9 in the liver, and the potential applicability  to a wide variety of indications that may benefit from such a targeting profile, in addition to Duchenne.

Tools to accelerate discovery and development

In conjunction with our development of SGT-001 and SGT-003, we believe it is critical to continue to investigate tools and technologies designed to help us more effectively understand Duchenne, accurately monitor disease progression and assist patients in daily life. As part of this goal, we are evaluating the use of sensor-based technologies to potentially identify biomarkers that may allow us to better measure the therapeutic impact of potential product candidates.

Non-invasive biochemical and imaging biomarkers

We are working to identify non-invasive biochemical and imaging biomarkers that could potentially reduce or eliminate the need for muscle biopsies in clinical trials, reducing stress on patients and allowing better evaluation of potential product candidates. We are developing a platform technology that may enable the non-invasive measurement of changes associated with increased dystrophin and dystrophin-like protein expression in Duchenne patients by using established imaging techniques, as well as methods still under development. We are also currently using robust platforms to perform extensive analysis on patient samples to establish molecular signatures based on various stages of Duchenne disease progression.

Intellectual property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our product candidates, including SGT-001 and SGT-003, our platform technologies and other know-how, to operate without infringing, misappropriating or otherwise violating the intellectual property rights of others, and to prevent others from infringing, misappropriating or otherwise violating our intellectual property rights. We also rely on patents, trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

As of February 16, 2022, we have filed three pending PCT international patent applications, two pending U.S. non-provisional patent applications and eighteen pending patent applications in foreign jurisdictions. For our gene transfer programs, we have exclusively licensed three issued U.S. patents, three pending U.S. non-provisional patent applications, and eleven granted patents and thirteen pending patent applications in foreign jurisdictions. The issued U.S. patents are projected to expire between 2023 and 2036, excluding any patent term adjustments and any patent term extensions, and any U.S. patents that may issue from the pending U.S. non-provisional patent applications would be projected to expire between 2036 and 2040, excluding any patent term adjustments and any patent term extensions.

With respect to our gene transfer programs, we exclusively licensed patent families that relate to microdystrophin genes. With respect to SGT-001 and SGT-003, we exclusively licensed two issued U.S. patents and two pending U.S. non-provisional patent applications, which generally claim the structural elements of SGT-001 and SGT-003 and the promoter sequences used in each. These issued U.S. patents are projected to expire in 2028 and 2036, excluding any patent term adjustments and any patent term extensions.

Relating to SGT-001, SGT-003 and our platform technologies, we also own three pending PCT international patent applications, two pending U.S. non-provisional patent applications and eighteen pending patent applications in foreign jurisdictions. Any patents that may be issued from the pending PCTs would be projected to expire between 2036 and 2041, excluding any patent term adjustments and any patent term extensions. Substantive prosecution of our patent applications has not yet commenced at the U.S. Patent and Trademark Office, or USPTO. We cannot predict whether such pending patent applications will result in the issuance of a patent that effectively protects SGT-001, SGT-003 and our platform technologies, or if such issued patent or any of our licensor’s issued patents will effectively prevent others from commercializing competitive products. In any event, patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the patent offices in various jurisdictions are often significantly narrowed by the time they issue, if they issue at all.

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

We also seek trademark protection in the United States and internationally where available and when appropriate. We currently own U.S. federal registrations for the marks SOLID, SOLID GT and SOLID BIOSCIENCES and a European Union registration for the mark SOLID BIOSCIENCES and SOLID GT.

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

In consideration for the rights granted by the agreement, we paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. We are required to reimburse the University of Washington for costs incurred in applying for, prosecuting and maintaining patents and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2021, 2020, and 2019. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. In October 2020, the license agreement was amended such that we were required to pay the University of Washington $375 thousand in connection with the execution of the collaboration and license agreement with Ultragenyx, or the Collaboration Agreement, in October 2020. This payment was recorded as a research and development expense in the fourth quarter of 2020. The license agreement was also amended such that we are required to pay an aggregate of approximately $3.4 million upon the achievement of certain milestones. We must also pay royalties of a low single digit percentage of future sales by us and our sublicensees of products developed under the licensed patent rights. In addition, we must pay an annual maintenance fee until certain milestones are achieved, at which time a minimum annual royalty requirement will replace such maintenance fee and will apply to us and our sublicensees.

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

In consideration for the rights granted by the agreement, we paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. We were required to reimburse the University of Missouri for costs incurred in applying for, prosecuting and maintaining the licensed patents and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones for each product developed based on the licensed patents.

Under the agreement, in the event we grant a sublicense to another party, we are required to pay the University of Missouri a percentage of the consideration received. The license agreement was amended such that we were required to pay, and did pay, the University of Missouri $0.8 million in February 2021 and $1.3 million in February 2022 as a result of the execution of the Collaboration Agreement with Ultragenyx in October 2020. These amounts were recorded as a research and development expense in the fourth quarter of 2020. The license agreement was also amended such that we are required to make aggregate milestone payments of approximately $1.9 million upon the achievement of certain milestones.

There were no milestones achieved during the years ended December 31, 2021, 2020, and 2019. We must pay a royalty of a low single digit percentage of future sales or by its sublicensees of products developed using the licensed patents. In addition, we must pay an annual maintenance fee until certain milestones are achieved, after which time a minimum annual royalty will replace such maintenance fee.

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

In consideration for the rights granted by each agreement, we paid one-time, non-refundable license fees, which were recorded as a research and development expense in 2016 and 2017. We are required to pay an annual license maintenance fee until certain milestones are achieved, after which time the annual maintenance fee will increase annually. Such annual maintenance fees will further increase if we grant certain rights to a sublicensee or strategic partner with whom we collaborate on the development and commercialization of licensed products. The annual maintenance fees are creditable against royalty payments. We also must pay milestone payments within thirty days after achieving certain milestones. There were no milestones achieved during the years ended December 31, 2021, 2020 and 2019 under either agreement. We must pay a royalty on future sales by us or our sublicensees of products developed using the licensed technology.

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

As described in Note 3, in October 2020, the Company entered into the Collaboration Agreement with Ultragenyx for the research, development and commercialization of other pharmaceutical products that express the Company’s MD5 nNOS binding domain form of microdystrophin protein.  Ultragenyx is a related party since Ultragenyx is one of the Company’s significant stockholders. During the year ended December 31, 2021, the Company recognized revenue of $13.6 million associated with the Collaboration Agreement. As of December 31, 2021, there was $8.1 million of deferred revenue related to the Collaboration Agreement, which is classified as current in the consolidated balance sheets. The Company has made no payments to Ultragenyx during the year ended December 31, 2021. There is $0.1 million and $0 due from Ultragenyx as of December 31, 2021 and December 31, 2020, respectively.

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

We are aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfers for Duchenne, including Pfizer Inc. and Sarepta Therapeutics, Inc. with product candidates currently in Phase III clinical development,  Genethon with a product candidate currently in Phase I/II/III clinical trial development, and REGENXBIO Inc. which has announced that it intends to start a Phase I/II clinical trial with its gene transfer product in the first half of 2022.

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

•	design of a clinical protocol and submission to the FDA of an application for an IND, which allows human clinical trials to begin unless the FDA objects within 30 days;
•	approval by an institutional review board, or IRB, reviewing each clinical site before each clinical trial may be initiated;
•	approval by an institutional biosafety committee, or IBC, assessing the safety of the clinical research and identifying any potential risk to public health or the environment;
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

Preclinical Studies and Investigational New Drug Application

Before testing any biologic product candidate in humans, including a gene therapy product candidate, the product candidate must undergo preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as in vivo studies to assess the potential safety and activity of the product candidate and to establish a rationale for therapeutic use. The conduct of certain nonclinical studies must comply with federal regulations and requirements, including GLPs and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable.

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

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase III trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Generally, pivotal trials are Phase III trials, but they may be Phase II trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program, including prior to the submission of an IND (Pre-IND meeting), at the end of a Phase II clinical trial and before a BLA is submitted.

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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH.  In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FD&C Act with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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

The FDA has issued various guidance documents regarding gene therapies, including final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders, as well as draft guidance in January 2021 for Human Gene Therapy for Neurodegenerative Diseases. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

For products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response.  Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA.  The FDA also maintains a list of diseases that are exempt from the requirements PREA, due to low prevalence of disease in the pediatric population.

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

Submission and filing of a BLA

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2022 is approximately $3.1 million for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for federal fiscal year 2022 is more than $0.3 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

The FDA reviews a BLA within 60 days of submission to determine if it is substantially complete before the agency accepts it for filing, and it must so notify the sponsor of that determination within the 60 days. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor.  The BLA may be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA.

With filing of the application, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

In connection with its review of a BLA, the FDA will inspect the facilities at which the product candidate is manufactured. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements to ensure the integrity of the clinical data. cGMP, GLP and GCP compliance requires significant expenditure of time, money and effort in the areas of training, recordkeeping, production and quality control.

Decisions on a BLA

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter.  To reach this determination, the FDA must determine that the expected benefits of the proposed product outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product in the BLA.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. Additionally, the CRL may include recommended actions that the sponsor might take to place the application in a condition for approval. If a CRL is issued, the sponsor may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the FDA will issue an approval letter. The approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post-marketing clinical trials, sometimes referred to as Phase IV clinical trials, designed to further assess a biologic product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date.  Since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

As of December 27, 2020 (enacted as part of the Consolidated Appropriations Act, 2021), the “patent dance” lists became public information as listed in the Purple Book (FDA’s “Database of Licensed Biological Products”).  In particular, reference product BLA holders must submit to the FDA within 30 days of exchanging a patent list (patents with expiry dates) with a biosimilar applicant, as well as any supplemental lists. This information was previously maintained a confidential as between the BLA holder and biosimilar applicant.  Despite publication of these lists, a BLA holder may assert other patents against future filers, and does not exclude enforcement of newly granted patents.

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

The FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021.  The FDA has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA, including a draft guidance issued in November 2020 that seeks to provide additional clarity to manufacturers of interchangeable biosimilars.

Pediatric exclusivity

Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing regulatory exclusivity, including reference product and orphan exclusivity. This six-month exclusivity may be granted if an application sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity cover the product are extended by six months. Thus, pediatric exclusivity adds six months to existing exclusivity periods applicable to biological products under the BPCIA—namely, the four-year period during which the FDA will not consider an application for a biosimilar product, and the 12-year period during which the FDA will not approve a biosimilar application.

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

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, meaning that the FDA may not approve any other applications to market the same drug or biologic product for the same indication for seven years, except in limited circumstances, such as if the party holding the exclusivity fails to assure the availability of sufficient quantities of the drug to meet the needs of patients with the disease or condition for which the drug was designated.  In addition, the FDA may not approve other applications to market the same drug or biologic product for the same indication for seven years unless the sponsor of the other product demonstrates that its product is clinically superior to the product with orphan drug exclusivity.  Under Omnibus legislation enacted in December 2020, this clinical superiority requirement applies to drugs and biologics that received orphan drug designation before enactment of the FDA Reauthorization Act in 2017, but have not yet been approved or licensed by FDA.

Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different indications.  In particular, the concept of what constitutes the "same drug" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA issued final guidance in September 2021 suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Orphan medicinal product status in the European Union has similar, but not identical, benefits.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

In 2012, Congress enacted the FDASIA, requiring the FDA to award priority review vouchers, or PRVs, to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of “rare pediatric diseases” by, upon initial approval of an application meeting certain specified criteria, providing companies with a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease product receiving a PRV may sell or otherwise transfer the voucher to another company. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted an application relying on the priority review voucher. The FDA may also revoke any PRV if the rare pediatric disease product for which the voucher was awarded is not marketed in the United States within one year following the date of approval.

In order to receive a PRV upon BLA or NDA approval, the product must receive designation from the FDA as a product for a rare pediatric disease prior to submission of the marketing application. A “rare pediatric disease” is a disease that is serious or life-threatening, in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and affects fewer than 200,000 people in the United States, or affects more than 200,000 people in the United States but there is no reasonable expectation that the cost of developing and making available in the United States a product for such disease or condition will be recovered from sales in the United States of such product.  In addition to receiving rare pediatric disease designation, in order to receive a PRV, the NDA or BLA must be given priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the product intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a product that does not include a previously approved active ingredient.

The Rare Pediatric Disease PRV program was scheduled to expire after September 30, 2020. After that, only drugs designated as rare pediatric treatments and approved by the FDA by October 1, 2022, could receive a voucher.  In December 2020, however, Congress renewed the program as part of the 2021 Coronavirus Response and Relief Supplemental Consolidated Appropriations Act through the federal fiscal year 2024.  Thus, under the current statutory sunset provisions, FDA may only award PRVs for approved rare pediatric disease product applications if sponsors have rare pediatric disease designation for the drug granted by September 30, 2024.   The FDA may not award any rare pediatric disease PRVs after September 30, 2026.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a biologic product.

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

Clinical trial approval in the European Union

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

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

Pediatric Studies

Sponsors developing a new medicinal product must agree upon a Pediatric Investigation Plan, or PIP, with the EMA’s pediatric committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date.

Marketing authorization

In the European Union, marketing authorizations for medicinal products may be obtained through several different procedures founded on the same basic regulatory process.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e. the EU as well as Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as severely disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. Advanced-therapy medical products include gene therapy medicine, somatic cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for somatic cell therapy medicinal products and require that we comply with these new guidelines. Similarly, complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.

Specifically, the grant of marketing authorization in the European Union for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC includes specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to EMA which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by EMA.

The decentralized procedure provides for approval by one or more other concerned EU Member States of an assessment of an application for marketing authorization conducted by one EU Member State, known as the reference EU Member State. In accordance with this procedure, a sponsor submits an application for marketing authorization to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States which, within 90 days of receipt, must decide whether to approve the assessment report and related materials.

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

A marketing authorization may be granted only to a sponsor established in the European Union. Regulation No. 1901/2006 provides that, prior to obtaining a marketing authorization in the European Union, a sponsor must demonstrate compliance with all measures included in a Pediatric Investigation Plan, or PIP, approved by the Pediatric Committee of the EMA, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

In specific circumstances, E.U. legislation on Conditional Marketing Authorizations for Medicinal Products for Human Use, or conditional marketing authorization, enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if the risk-benefit balance of the product candidate is positive, it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data, the product fulfills unmet medical needs and the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data.

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

Orphan Drug Designation and Exclusivity

The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States.  Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life- threatening or chronically debilitating condition, (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.  The term “significant benefit” is defined in Regulation (EC) 847/2000 to mean a clinically relevant advantage or a major contribution to patient care.

Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten year market exclusivity period, the EMA or the competent authorities of the Member States of the European Economic Area, or EEA, cannot accept an application for a marketing authorization for a similar medicinal product for the same indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The sponsor will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if: (1) the second sponsor can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the sponsor consents to a second orphan medicinal product application; or (3) the sponsor cannot supply enough orphan medicinal product.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the GDPR, achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like a European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021.  This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the 27 EU member states and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

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

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Health Care Reform Law, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare professionals and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare professionals and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Health Care Reform Law, which, among other things, includes changes to the coverage and payment for products under government health care programs.  In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act.  These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022, a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter.

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

Since enactment of the Health Care Reform Law, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Health Care Reform Law is an essential and inseverable feature of the Health Care Reform Law, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the Health Care Reform Law are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the Health Care Reform Law.  Litigation and legislation over the Health Care Reform Law are likely to continue, with unpredictable and uncertain results.

Although the previous administration took executive actions to undermine or delay implementation of the Health Care Reform Law, President Biden rescinded those actions with the issuance of an Executive Order on January 28, 2021 which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the Health Care Reform Law that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the Health Care Reform Law; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.  In 2020, CMS issued an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA.  Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals.  In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Human Capital

In January 2020, we announced a reduction in workforce by approximately one third as part of a strategic plan designed to create a leaner company focused on advancing SGT-001. As of December 31, 2021, we employed 104 full-time employees, including 76 in research and development and 28 in general and administrative positions. Nineteen of our employees hold Ph.D. or M.D. degrees.

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

Since inception, we have incurred significant net losses. Our net loss was $72.2 million for the year ended December 31, 2021. Our net losses were $88.3 million and $117.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $476.8 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we continue IGNITE DMD and complete future clinical trials of SGT-001, SGT-003 and our other product candidates, obtain marketing approval for SGT-001, SGT-003 or our other product candidates, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future product candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001, SGT-003 and our other product candidates. In addition, if we obtain marketing approval for SGT-001, SGT-003 or our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2021 will be sufficient to fund our operating expenses and capital requirements into the third quarter of 2023, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.  In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of SGT-001, SGT-003 and our other product candidates.

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

•

maintaining and enhancing a commercially viable, sustainable, scalable, reproducible and transferable manufacturing processes for SGT-001, SGT-003 and our other product candidates that is compliant with cGMPs;

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

We are a development-stage company founded in 2013. Our operations to date, with respect to the development of SGT-001 and other potential product candidates, have been limited to organizing and staffing our company, business planning, raising capital, acquiring rights to our technology, identifying SGT-001 and SGT-003 as potential gene transfer product candidates and undertaking preclinical studies of SGT-001 and SGT-003 and a clinical trial of SGT-001 and establishing research and development and manufacturing collaborations. We have not yet demonstrated the ability to complete clinical trials of SGT-001 or any other product candidate, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions our stockholders make about our prospects may not be as accurate as they could be if we had a longer operating history.

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

We and our third-party manufacturers for our SGT-001 supply, future supply for SGT-003, and prospective contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, and laboratory supplies for our current and future preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We and our third-party manufacturers and prospective CROs, may face disruptions related to IGNITE DMD or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites.

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

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic, including any variant strains of the COVID-19 virus, will be on our business and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

Finally, in response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and updated it on July 2, 2020, January 27, 2021, and August 30, 2021, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study.  In its most recent update to this guidance, the FDA addresses questions received during the past year from clinical practitioners who are adapting their operations in a pandemic environment. These questions focused on, among other things, when to suspend, continue or initiate a trial and how to submit changes to protocols for INDs and handle remote site monitoring visits.  There is no assurance that this guidance governing clinical studies during the pandemic will remain in effect or, even if it does, that it will help address the risks and challenges enumerated above.

Risks related to the development of our product candidates

In November 2019, the FDA placed IGNITE DMD on clinical hold after we reported a serious adverse event in the clinical trial. Even though the clinical hold was lifted in October 2020 and treatment of patients resumed in February 2021, we cannot guarantee that similar events will not happen in the future.

In November 2019, the FDA placed a clinical hold on SGT-001 following a serious adverse event in IGNITE DMD. The third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event deemed related to the study drug that was characterized by complement activation, thrombocytopenia, decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency.  In October 2020, the FDA lifted the clinical hold placed on IGNITE DMD. In connection with the lifting of the clinical hold, we determined to reduce the maximum weight of the next two patients dosed in IGNITE DMD to 18 kg per patient. Additionally, to mitigate the risk of serious drug-related adverse events, we amended the IGNITE DMD clinical protocol to include the prophylactic use of both anti-complement inhibitor eculizumab and C1 esterase inhibitor, and increase the prednisone dose in the first month post dosing. In March 2021, we announced that a seventh patient was safely dosed under the amended protocol, with transient and manageable adverse events, none of which were serious.  In April 2021, an eighth patient was treated with SGT-001. The patient experienced a systemic inflammatory response which has since fully resolved. The event was classified as a serious adverse event and considered by the investigator to be drug related. This type of event is described in our Investigators Brochure and is not considered unexpected. Following dosing of these two patients with our second-generation manufacturing process and clinical strategy, we conducted an extensive review of all clinical data, which resulted in a strengthened risk mitigation plan including new patient management guidance.  In November 2021, a ninth patient was safely dosed under the amended clinical protocol, with transient and manageable adverse events, none of which were serious. However, we cannot guarantee that similar serious adverse events or clinical holds will not happen in the future.

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

SGT-001 and SGT-003 are gene transfer candidates based on novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. To our knowledge, only a limited number of gene transfer products have been approved for commercialization in the United States and the European Union.

We have concentrated our research and development efforts on SGT-001 for the treatment of Duchenne and our future success depends on our successful development of that product candidate, SGT-003 and our other product candidates. Our risk of failure is high. We have experienced, and may in the future experience, problems or delays in developing SGT-001, SGT-003 and our other product candidates. Any such problems or delays would cause unanticipated costs, and any development problems may not be solved. For example, we or another party may uncover a previously unknown risk associated with SGT-001, SGT-003, the adeno-associated virus, or AAV, vector, toxicity or other issues that may be more problematic than we currently believe and this may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional clinical testing.

In addition, the product specifications and the clinical trial requirements of the FDA, the European Commission, the European Medicines Agency, or the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. The regulatory approval process for novel product candidates such as ours is unclear and can be more expensive and take longer than for other, better known or more extensively studied product candidates. To our knowledge, only a limited number of gene transfer products have been approved for commercialization in the United States and the European Union. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for SGT-001 or SGT-003 in either the United States or the European Union. Approvals by the European Commission may not be indicative of what the FDA may require for approval and vice versa.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the product candidate being studied caused these conditions. For instance, we reported a serious adverse event in IGNITE DMD, which resulted in a clinical hold in November 2019, which has since been resolved, and previously the FDA had placed IGNITE DMD on clinical hold after we reported another serious adverse event. In April 2021, the eighth patient treated with SGT-001 in IGNITE DMD experienced a systemic inflammatory response which has since fully resolved.  The event was classified as a serious adverse event and considered by the investigator to be drug related.

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

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other clinical trials using other vectors. While new recombinant vectors have been developed with the intent to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. More recently, there have been reports of significant adverse side effects, including muscle weakness and myocarditis, in clinical trials of other gene therapy treatments for Duchenne that may be related to the type and location of the specific gene mutation causing the disease.  One clinical trial sponsor reported the death, preceded by hypovolemia and cardiogenic shock, of a non-ambulatory trial subject with advanced disease and cardiac dysfunction. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Additionally, in previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a positive ELISPOT test associated with T-cell responses, which is of unclear clinical translatability. If T-cells are activated, the cellular immune response system may trigger the removal of transduced cells. If our gene transfer candidate demonstrates a similar effect, we may decide or be required to halt or delay further clinical development of SGT-001.

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

In addition to side effects caused by SGT-001, SGT-003 and our other product candidates, the administration process or related procedures also can cause adverse side effects. For example, integration of AAV DNA into the host cell’s genome has been reported to occur. Further, our AAV delivery system has not been validated in human clinical trials previously, and if such delivery system does not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of SGT-001. In addition, the relatively high dosing requirements for SGT-001 may amplify the risk of adverse side effects relating to the AAV vector. When James M. Wilson, M.D., Ph.D., resigned from our Scientific Advisory Board in early 2018 he cited emerging concerns about the possible risks of high systemic dosing of AAV. If any such adverse side effects were to occur in the future and we are unable to demonstrate that they were not caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, SGT-001 or any other product candidate for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the clinical trial. Patients will also create antibodies to the AAV vector and a second administration of gene transfer might not be successful.

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

We have never completed a clinical trial, and may be unable to do so for any product candidates we may develop, including SGT-001 and SGT-003.

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

Results from preclinical studies or early clinical trials, including our IGNITE DMD clinical trial, are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. Our preclinical studies for SGT-001 in animals have been limited and we have only dosed a limited number of human subjects with SGT-001. There is a high failure rate for gene therapy and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. SGT-001, SGT-003 or our other product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. This failure could cause us to abandon SGT-001, SGT-003 or our other product candidates.

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

Our product development costs will increase if we experience delays in testing or marketing approvals. In addition, if we make manufacturing or other changes to SGT-001, SGT-003 or our other product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. We may also determine to change the design or protocol of one or more of our clinical trials, which we have done in the past and which could result in delays. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

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

In November 2019, the FDA placed our IGNITE DMD clinical trial of SGT-001 on clinical hold following our report of a serious adverse event in the clinical trial. In April 2020, we submitted a response to the FDA, that included changes to the clinical protocol designed to potentially enhance patient safety, as well as information related to improvements to our manufacturing process. The FDA responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process. In June 2020, we submitted a response to the FDA that provided data and analyses related to improvements to our manufacturing process. In July 2020, we announced that the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on the total viral load to be administered per patient. In October 2020, we announced that the FDA lifted the clinical hold placed on the IGNITE DMD clinical trial. Even though the FDA lifted the clinical hold, additional preclinical studies or clinical trials involving SGT-001, further amendments to the SGT-001 enrollment criteria and/or clinical trial protocol, beyond the strengthened risk mitigation plan including new patient management guidance implemented in 2021, or changes to our manufacturing process may be needed from time to time, which may prove difficult to implement and/or complete, and we may face difficulties in recruiting and enrolling such patients. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions. Further, similar restrictions apply to approved products in the EU. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandator; and the marketing and promotion of authorized drugs, which are strictly regulated in the EU and are also subject to EU Member State laws.

Accordingly, in connection with our currently approved products and assuming we, or our collaborators, receive marketing approval for one or more of our product candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we, and our collaborators, are not able to comply with post-approval regulatory requirements, our or our collaborators’ ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit.  The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol.  Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

The FDA has issued various guidance documents regarding gene therapies, including final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

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

Even if we maintain orphan drug exclusivity for SGT-001 or obtain orphan drug exclusivity for any other product candidate, the exclusivity may not effectively protect the product candidate from competition because regulatory authorities still may authorize different drugs for the same condition or the same drug for the same condition if it is determined by the FDA to be clinically superior to the product with orphan drug exclusivity. Moreover, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA issued final guidance in September 2021 suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors.

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the Agency to mean the “indication or use.”  We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We may seek PRIME Designation in the EU for one or more of our product candidates but we might not receive such designations and, even if we do, such designations may not lead to a faster development or regulatory review or approval process.

In the EU, we may seek PRIME designation for our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims.

The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

The FDA has granted Rare Pediatric Disease Designation to SGT-001; however, a BLA for SGT-001 may not meet the eligibility criteria for a priority review voucher upon approval.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

For example, we are aware of several companies and research institutions conducting clinicals trials of product candidates focused on systemic gene transfers for Duchenne, including Pfizer Inc. and Sarepta Therapeutics, Inc. with product candidates currently in Phase III clinical development, Genethon with a product candidate currently in Phase I/II/III clinical trial development, and REGENXBIO Inc., which has announced that it intends to start a Phase I/II clinical trial in the first half of 2022.

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

While we have retained all rights to and are developing on our own SGT-001 and SGT-003, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to SGT-001, SGT-003 or future product candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

The manufacturing process we use to produce SGT-001 is complex and has not been validated for commercial use. We have limited experience manufacturing SGT-001, SGT-003 and our other product candidates. Building our own manufacturing facility, if we decide to do so in the future, would require substantial additional investment, would be time-consuming and may be subject to delays, including those resulting from compliance with regulatory requirements. In addition, building a manufacturing facility may cost more than we currently anticipate. Although we may establish our own manufacturing facility to support a commercial launch, if we are unable to do so or otherwise decide not to do so, we may be unable to produce commercial materials or meet demand, if any should develop, for SGT-001, SGT-003 and our other product candidates. Any such failure could delay or prevent our commercialization of SGT-001, SGT-003 or our other product candidates. The production of SGT-001 requires processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene transfer product candidate such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and that SGT-001 is made strictly and consistently in compliance with the process. As a result of the limited number of FDA approvals for gene transfer products to date, the timeframe required for us to obtain approval for a cGMP gene therapy manufacturing facility in the United States is uncertain. We must supply all necessary documentation in support of a BLA or MAA on a timely basis and must adhere to the FDA’s and the European Union’s cGMP requirements before we can obtain marketing approval for SGT-001, SGT-003 and our other product candidates. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP requirements, and perform extensive audits of contract laboratories, manufacturers and suppliers.

We currently rely on third-party manufacturers for our SGT-001 supply. In order to produce sufficient quantities of SGT-001 for clinical trials and initial U.S. commercial demand, we continue to further optimize and increase the capacity of our manufacturing process at our third-party manufacturer, and potentially through our own commercial scale manufacturing facility. We may need to change our current manufacturing process. We may not be able to produce sufficient quantities of SGT-001 due to several factors, including equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, a public health issue (for example, an outbreak of a contagious disease such as the COVID-19 pandemic), disruption in utility services, human error or disruptions in the operations of our suppliers. For example, through our contract manufacturer we have performed and released within specifications manufacturing runs of SGT-001 for clinical supply and have experienced variability with respect to the success and yield of these runs. We continue to engage in process development activities to improve the reproducibility, reliability, quality and consistency of yields of our manufacturing process. While we are able to produce for more than one patient from a single batch, additional manufacturing runs will be required to produce necessary or adequate supply for IGNITE DMD and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT-001 could be delayed, and we could incur additional expense.

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

In addition, we do not currently have long-term supply or manufacturing arrangements in place for the production of SGT-001, SGT-003 or our other product candidates at commercial scale. Although we intend to establish additional sources for long-term supply, potentially including our own commercial-scale cGMP-compliant manufacturing facility and one or more third-party manufacturers, if the gene therapy industry were to grow, we may encounter increasing competition for the materials necessary for the production of SGT-001, SGT-003 or our other product candidates. We may experience difficulties in scaling up production beyond clinical batches. Furthermore, demand for third-party cGMP manufacturing facilities may grow at a faster rate than existing manufacturing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of SGT-001, SGT-003 or our other product candidates for future clinical trials or to meet initial commercial demand in the United States. We currently rely, and expect to continue to rely, on additional third parties to manufacture materials for our product candidates and to perform quality testing. Even following the potential establishment of our own cGMP-compliant manufacturing capabilities, we intend to maintain third-party manufacturers for these materials, as well as to serve as additional sources of SGT-001, SGT-003 and our other product candidates, which will expose us to risks including:

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

We currently have no sales, distribution or marketing organization. To successfully commercialize any product candidate that may result from our development programs, we will need to develop these capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding SGT-001, SGT-003 and our other product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of SGT-001, SGT-003 and our other product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we will be unable to compete successfully against these more established companies.

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

Even with the requisite approvals from the FDA in the United States, the European Commission in the European Union and other regulatory authorities internationally, the commercial success of SGT-001 will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and SGT-001 in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community due to ethical, social, medical and legal concerns. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, SGT-001, if approved for commercial sale, will depend on multiple factors, including:

•	the efficacy and safety of SGT-001 as demonstrated in clinical trials;
•	the efficacy and potential and perceived advantages of SGT-001 over alternative treatments;
•	the cost of treatment relative to alternative treatments;
•	the clinical indications for which SGT-001 is approved by the FDA, the European Commission or other regulatory authorities;
•	the willingness of physicians to prescribe new therapies;
•	the willingness of the target patient population to try new therapies;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA, the EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	relative convenience and ease of administration;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
•	the availability of products to meet market demand;
•	publicity concerning our product candidates or competing products and treatments;
•	any restrictions on the use of our products together with other medications; and
•	favorable third-party payor coverage and adequate reimbursement.

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

Our gene transfer approach utilizes a vector derived from a virus, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our SGT-001 or SGT-003 gene transfer product candidates or other gene transfer product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for SGT-001, SGT-003 or other gene transfer product candidates.

Gene transfer remains a novel technology and public perception may be influenced by claims that gene transfer is unsafe, and gene transfer may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of Duchenne prescribing treatments that involve the use of SGT-001 or SGT-003 in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion may delay or impair the development and commercialization of SGT-001, SGT-003 or demand for any product candidate we may develop. A public backlash developed against gene therapy following the death of a patient in 1999 during a gene therapy clinical trial of research subjects with ornithine transcarbamylase, or OTC, deficiency, a rare disorder in which the liver lacks a functional copy of the OTC gene. The death of the clinical trial subject was due to complications of adenovirus vector administration. Dr. James M. Wilson, former chair of our Scientific Advisory Board, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of the University of Pennsylvania. Serious adverse events in our clinical trials, including the events that led to the previously-lifted clinical holds on IGNITE DMD or other clinical trials involving gene transfer products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of SGT-001 or SGT-003, stricter labeling requirements for SGT-001 or SGT-003 if approved and a decrease in demand for SGT-001 or SGT-003.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. We expect the cost of a single administration of gene transfer products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of SGT-001, SGT-003 or our other product candidates, if approved, will depend substantially, both domestically and abroad, on the extent to which the costs of such product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

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

In addition to legislative changes resulting from the passage of the Health Care Reform Law, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester through 2031. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022, a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the Health Care Reform Law, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision of the Health Care Reform Law, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Health Care Reform Law is an essential and inseverable feature of the Health Care Reform Law, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the Health Care Reform Law are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the statute.  It is unclear how such litigation and other efforts to repeal and replace the Health Care Reform Law will impact the Health Care Reform Law and our business. Litigation and legislation over the Health Care Reform Law are likely to continue, with unpredictable and uncertain results.

Although the previous administration took actions to undermine or delay implementation of the Health Care Reform Law, those policies President Biden rescinded those actions with the issuance of an Executive Order on January 28, 2021 which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this Executive Order, federal agencies are directed to re-examine policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the Health Care Reform Law that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the Health Care Reform Law; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

With enactment of the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Health Care Reform Law-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform Law, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the Health Care Reform Law.

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

The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products.  In 2020, CMS issued an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA.  Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals.  To address these costs, the Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription drugs and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such drugs, and to address the recurrent problem of price gouging.”   On September 9, 2021, HHS released its plan to reduce drug prices.  The key features of that plan are to: (a) make drug prices more affordable and equitable for all consumers and throughout the health care system by supporting drug price negotiations with manufacturers; (b)  improve and promote competition throughout the prescription drug industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

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

•

federal transparency laws, including the federal Physician Payment Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to: (i) payments or other “transfers of value” made to physicians, other healthcare professionals and teaching hospitals and (ii) ownership and investment interests held by physicians, other healthcare professionals and their immediate family members;

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

Risks related to our intellectual property

We heavily rely on certain in-licensed patents and other intellectual property rights in connection with our development of SGT-001, SGT-003 and our other product candidates and may be required to acquire or license additional patents or other intellectual property rights to continue to develop and commercialize SGT-001, SGT-003 and our other product candidates.

Our ability to develop and commercialize SGT-001, SGT-003 and our other product candidates is heavily dependent on licenses to patent rights and other intellectual property granted to us by third parties. In particular, we have licensed certain patents and patent applications from the University of Missouri and the University of Washington that are important or necessary to the development of SGT-001, SGT-003 and other elements of our gene transfer program. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization obligations, milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under these agreements, we may be subject to damages, which may be significant, and the licensor may have the right to terminate the license, in which event we may not be able to develop or market product candidates or technologies covered by the license, including SGT-001 or SGT-003. In addition, certain of these license agreements are not assignable by us without the consent of the respective licensor, which may have an adverse effect on our ability to engage in certain transactions.

Under our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights, including SGT-001 and SGT-003, could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic partnerships and collaborations/licenses” of this Annual Report on Form 10-K.

Moreover, licenses to additional third-party intellectual property, technology and materials are required for our development programs but may not be available in the future or may not be available on commercially reasonable terms. For example, we are aware of certain third-party patents related to certain microdystrophin constructs, which, if in force at the time of SGT-001’s commercialization, may be claimed by third parties to cover SGT-001. In addition, third parties may claim that the AAV vectors we are developing for use in SGT-001, SGT-003 or our other product candidates are covered by patents held by them. We believe that we would have valid defenses to any such claims; however, if any such claims were ultimately successful, we might require a license to continue to use and sell SGT-001, SGT-003, or our other product candidates and such AAV vectors. Such licenses may not be available on commercially reasonable terms, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. Moreover, even if we are able to obtain such licenses, they may only be non-exclusive, which could permit competitors and other third parties to use the same intellectual property in competition with us.

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

We have entered into license agreements with third parties and may need to obtain additional licenses from one or more of these same third parties or from others to advance our research or allow our commercialization of SGT-001, SGT-003 or our other product candidates. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign SGT-001, SGT-003, our other product candidates or the methods for manufacturing them or to develop or license replacement products, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize SGT-001, SGT-003 or our other product candidates. We cannot provide any assurances that third-party patents or other intellectual property rights do not exist that might be enforced against our manufacturing methods, product candidates or any technologies we may develop, resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

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

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent or other intellectual property rights against us. For example, third parties may claim that the microdystrophin or the AAV vectors we are developing for use in SGT-001, SGT-003 or our other product candidates are covered by patents held by them. Even if we believe such claim, or other intellectual property claims alleged by third parties, are without merit, there is no assurance that we would be successful in defending such claims. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize SGT-001, SGT-003 or our other product candidates covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similarly, there is no assurance that a court of competent jurisdiction would find that SGT-001, SGT-003 or our other product candidates did not infringe a third-party patent.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk that we may be found, to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required or may choose to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing product candidate, including SGT-001, SGT-003 or our other product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement, misappropriation or other violation of intellectual property rights, or claims that we have done so, could prevent us from manufacturing and commercializing our product candidates or force us to cease some or all of our business operations.

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

Some of the intellectual property rights we have licensed, including such rights licensed from the University of Missouri and the University of Washington, are stated to have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention, (ii) government action is necessary to meet public health or safety needs or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, maintaining, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Although our license agreements grant us worldwide rights, certain of our in-licensed U.S. patents lack corresponding foreign patents or patent applications. For example, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States even in jurisdictions where we and our licensors pursue patent protection. Consequently, we and our licensors may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we and our licensors pursue patent protection, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our inventions in jurisdictions where we and our licensors have not pursued and obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as it is in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Two cases involving diagnostic method claims and “gene patents” have been decided by the U.S. Supreme Court. On March 20, 2012, the U.S. Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the U.S. Supreme Court, the addition of well understood, routine or conventional activity such as “administering” or “determining” steps was not enough to transform an otherwise patent-ineligible natural phenomenon into patent-eligible subject matter. On July 3, 2012, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the patent claim amounts to significantly more than the natural principle itself should be rejected as directed to patent-ineligible subject matter. On June 13, 2013, the U.S. Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc., or Myriad, a case involving patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent-eligible subject matter, but that complementary DNA may be patent-eligible.

In 2014, the USPTO issued a guidance to its patent examiners for evaluating claims for patent subject matter eligibility under the relevant statute (35 U.S.C. § 101). This guidance was in response to a series of decisions from the U.S. Supreme Court on patent claims reciting judicial exceptions, including Abstract Ideas, Laws of Nature/Natural Principles, Natural Phenomena and/or Natural Products. Based on judicial decisions and public feedback, several supplements to this guidance and additional memoranda and materials have since been issued and are continually being issued, while the current eligibility guidance has been incorporated into the latest (10th) edition of the MPEP (Manual for Patent Examination Procedure), last revised in June 2020. The current subject matter eligibility guideline instructs USPTO examiners to follow a two-part test, set forth in the U.S. Supreme Court decisions Alice/Mayo, as the only test that should be used to evaluate the eligibility of claims under examination, including claims directed to natural products and principles including all naturally occurring nucleic acids. Certain claims of our licensed patents and patent applications contain, and any future patents we may obtain may contain, claims that relate to specific recombinant DNA sequences that are naturally occurring at least in part and, therefore, could be the subject of future challenges made by third parties. In addition, the current USPTO subject matter eligibility guidance and the constantly evolving case law, together with contemplated congressional action, could all impact our ability to pursue similar patent claims in patent applications we may prosecute in the future.

We cannot assure our stockholders that our efforts to seek patent protection for our product candidates will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO. We cannot fully predict what impact the U.S. Supreme Court’s decisions in Prometheus and Myriad may have on the ability of life science companies to obtain or enforce patents relating to their products in the future. These decisions, the guidance issued by the USPTO and rulings in other cases or changes in USPTO guidance or procedures could have a material adverse effect on our existing patent rights and our ability to protect and enforce our intellectual property in the future.

Moreover, although the U.S. Supreme Court has held in Myriad that isolated segments of naturally occurring DNA are not patent-eligible subject matter, certain third parties could allege that activities that we may undertake infringe other gene-related patent claims, and we may deem it necessary to defend ourselves against these claims by asserting non-infringement and/or invalidity positions, or paying to obtain a license to these claims. In any of the foregoing or in other situations involving third-party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter.

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

If approved, our product candidates that are licensed and regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Health Care Reform Law to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products.  The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application.  The law is complex and is still being interpreted and implemented by the FDA.  As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of the product candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity.  However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated.  Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.  Nonetheless, the approval of a biosimilar to our product candidates would have a material adverse impact on our business due to increased competition and pricing pressure.

Risks related to ownership of our common stock

Our executive officers, directors and principal stockholders maintain the ability to control or significantly influence all matters submitted to our stockholders for approval.

Our executive officers and directors and principal stockholders, in the aggregate, beneficially own shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As a public company, and particularly after we are no longer an EGC or a smaller reporting company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

We lease our corporate headquarters, which consists of approximately 16,000 square feet in Cambridge, Massachusetts. The lease for our corporate headquarters currently expires in May 2022. In addition, we lease our primary laboratory space, which consists of 9,500 square feet in Cambridge, Massachusetts, under a lease with an initial term of five years that expires in April 2023 and includes an option to extend for one additional two-year term. In addition, we lease smaller laboratory and office space.

We will lease our new corporate headquarters starting in May 2022, which consists of approximately 49,869 square feet of office, laboratory, research and development and manufacturing space in Charlestown, Massachusetts. The lease for our new corporate headquarters has an initial term of approximately ten years that expires in 2032 with an option to extend the lease for an additional five years.

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

The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from January 26, 2018 (the first date that shares of our common stock were publicly traded) through December 31, 2021. The comparison assumes $100 was invested after the market closed on January 26, 2018 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among The Nasdaq Composite Index, The Nasdaq Biotechnology Index and Solid Biosciences Inc.

Holders

As of February 16, 2022, we had approximately 32 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

We did not sell any securities, during the year ended December 31, 2021 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 6.	Reserved.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our mission is to cure Duchenne muscular dystrophy, or Duchenne, a genetic muscle-wasting disease predominantly affecting boys, with symptoms that usually manifest between three and five years of age. Duchenne is a progressive, irreversible and ultimately fatal disease that affects approximately one in every 3,500 to 5,000 live male births and has an estimated prevalence of 5,000 to 15,000 cases in the United States alone. Duchenne is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. There is no cure for Duchenne and, for the vast majority of patients, there are no satisfactory symptomatic or disease-modifying treatments.

Our efforts are focused on our lead product candidate, SGT-001, a gene transfer candidate under investigation for its ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease, as well as SGT-003, our next-generation gene therapy candidate for the treatment of Duchenne.

In addition, we are actively involved in engaging with the Duchenne patient, clinical and research communities to support advancement of therapies for patients with Duchenne. In November 2021, in collaboration with REGENXBIO, we formally launched the Pathway Development Consortium, or the PDC, a multistakeholder initiative which aims to identify, develop, expand and maintain pathways to effective therapies for patients diagnosed early in life with rare diseases, including Duchenne. The PDC seeks to achieve these goals by bringing together a broad and diverse group of stakeholders from the rare disease and AAV gene therapy communities, including patients, industry, regulators, academia and payers, among others, for meaningful scientific and policy discussions.

To date, nine patients have been dosed in IGNITE DMD with SGT-001. In 2021, we dosed three patients in February (Patient 7), April (Patient 8) and November (Patient 9) in the 2E14 vg/kg cohort with SGT-001. All three patients were dosed with our second generation manufacturing process. Patients 7 and 9 were safely dosed, with transient and manageable adverse events, none of which were serious. Patient 8 experienced a systemic inflammatory response which has since fully resolved. The event was classified as a serious adverse event, or SAE, and considered to be drug related. The type of event is described in our Investigators Brochure and is not considered unexpected. Following the dosing of Patient 8, we conducted an extensive review of all clinical data from IGNITE DMD, which resulted in a strengthened risk mitigation plan that was submitted to the U.S. Food and Drug Administration, or the FDA, and implemented prior to the dosing of the Patient 9.

In 2021, we reported long-term biomarker data from biopsies of skeletal muscle from IGNITE DMD patients four through six taken 24 months, 18 months and 12 months post-dosing, respectively. In addition, we reported interim safety and efficacy data for motor function as assessed by North Star Ambulatory Assessment, or NSAA, and 6-Minute Walk Test, or 6MWT, pulmonary function as assessed by pulmonary function tests, or PFTs, including forced vital capacity, or FVC, peak expiratory flow, or PEF, forced expiratory volume in one second, or FEV1, as well as patient reported outcome measures, or PROMs, as assessed by the key functional domains of the Pediatric Outcomes Data Collection Instrument, or PODCI at the 12-month and 18-month post-dosing time points.

In March 2022, we announced two-year interim safety and efficacy data from the first three Patients (Patients 4-6) treated with SGT-001 in the 2E14 vg/kg dose cohort of IGNITE DMD. Results suggested durable benefit 24-months post-administration of SGT-001, when compared to natural history. These data were consistent with results reported at the 12-month and 18-month time periods for the same patients. The average age of Patients 4-6 at the two year timepoint was 10.4 years. Data from Patients 4-6 suggested sustained motor function at two years post-infusion, as assessed by 6MWT and NSAA, against expected natural history declines. In addition, the data suggested improved pulmonary function, as measured by FVC and PEF, and sustained or improved PROMs as assessed in key functional domains of the PODCI when compared to both baseline and natural history. In March 2022, we also reported data from skeletal muscle biopsies collected three months after infusion of SGT-001 from the most recently dosed Patients 7-9.  The range by immunofluorescence of 1% to 50% and by western blot of Below the 5% Limit of Quantification (BLQ) to 6.8%, were within the range of previously dosed Patients 4-6 in the high dose cohort. Microdystrophin expression levels for all six patients dosed in the high dose cohort (Patients 4-9) ranged from 1 to 70% by immunofluorescence and BLQ to 17.5% by western blot. All six patients dosed with SGT-001 in the high dose cohort have demonstrated microdystrophin expression and proper membrane localization.

No new drug-related safety findings have been identified in Patients 1-9 in post-dosing periods of 90 days to approximately four years. We continue to follow dosed patients and collect data to support the potential benefit of SGT-001.

SGT-003 is our next-generation gene transfer candidate. It is comprised of our nNOS binding domain microdystrophin transgene and muscle-specific promoter present in SGT-001 and uses a lead candidate novel, rationally designed AAV capsid, developed for enhanced muscle tropism, to deliver these components to target tissues. We believe that the properties of this novel capsid may allow for enhanced benefit over therapies using traditional capsids, potentially both in terms of efficacy and safety.

We intend to initiate IND-enabling studies for SGT-003 in 2022 to support a planned IND submission in early 2023.

In addition to our gene transfer candidates, we have development programs focusing on platform technologies, including dual gene expression, a technology that allows us to package multiple transgenes into one vector, as well as novel capsids. These programs are part of our ongoing research efforts to develop innovative technologies that we believe may hold potential to translate into meaningful treatments and drive our future pipeline expansion.  Preclinical data in both wild-type and disease animal models demonstrate that we have developed a library of novel capsids that have shown increased muscle tropism with concomitant decreased liver biodistribution resulting in improved efficiency compared with AAV9.

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

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $72.2 million, $88.3 million and $117.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $476.8 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

During the year ended December 31, 2020, we sold 6,309,632 shares pursuant to an “at-the-market offering” sales agreement, dated March 13, 2019, or the ATM Sales Agreement, by and between us and Jefferies LLC, or Jefferies, resulting in net proceeds of $23.2 million.

In December 2020, we completed a private placement of shares of common stock resulting in net proceeds to us of $86.2 million, after deducting offering costs.

In March 2021, we issued and sold in a public offering 25,000,000 shares of our common stock at a price per share to the public of $5.75, including the full exercise by the underwriters of an option to purchase additional shares of common stock. We received net proceeds of approximately $134.9 million after deducting underwriter discounts and commissions and offering expenses.

As of December 31, 2021, we had cash, cash equivalents, and available-for-sale securities of $207.8 million. We believe that our cash, cash equivalents, and available-for-sale securities as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

Financial operations overview

Revenue

Collaboration revenue

Collaboration revenue was $13.6 million for the year ended December 31, 2021. We recognized this revenue related to research services and cost reimbursement from the Collaboration Agreement. There was no revenue in the year ended December 31, 2020.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	For the Year Ended December 31,
(in thousands)	2021	2020
SGT-001	$22,826	$29,526
SGT-003 and other product candidates	948	3,114
Unallocated research and development expenses
Personnel related expenses	24,515	22,009
External expenses	10,450	10,232
Total unallocated research and development expenses	34,965	32,241
Total research and development expenses	$58,739	$64,881

We cannot determine with certainty the duration, costs and timing of clinical trials of SGT-001 and our other product candidates, including SGT-003, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval or our other research and development expenses. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, expense and results of any clinical trials of SGT-001 or other product candidates including SGT-003 and other research and development activities that we may conduct;
•	the imposition of regulatory restrictions on clinical trials, including full and partial clinical holds and the time and activities required to lift any such holds;
•	uncertainties in clinical trial design and patient enrollment or drop out or discontinuation rates;
•	significant and changing government regulation and regulatory guidance;
•	potential additional studies or clinical trials requested by regulatory agencies;
•	the timing and receipt of any marketing approvals; and
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we proceed with clinical trials for SGT-001, initiate clinical trials for SGT-003 and other product candidates and continue to identify and develop additional product candidates.

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative personnel headcount to support our research and development activities and activities related to the potential commercialization of SGT-001 and our other product candidates, including SGT-003.

Restructuring charges

In January 2020, we implemented changes to our organizational structure to create a leaner company focused on advancing SGT-001. In connection with the restructuring, we made changes to our management team and reduced headcount by approximately 30 percent.

Other income (expense), net

Other income (expense), net consists of interest income earned on our cash, cash equivalents, and available-for-sale securities, and funding from charitable organizations, net of financing leases interest expense.

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

Revenue Recognition

As discussed in Note 2 to our consolidated audited financial statements, under Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers , an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

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

At each reporting date, we calculate the measure of progress for the performance obligations transferred over time. The calculation generally uses an input measure based on costs incurred to-date relative to estimated total costs to complete the transfer of the performance obligation. The measurement of progress is then used to calculate the total revenue earned, including any cumulative catch-up adjustment. A 10% increase or decrease in the transaction price impacts net revenues from collaborators by a corresponding increase or decrease of approximately $1.3 million. A 10% increase or decrease in the total forecasted costs to be incurred over the period the transfer of goods or services occurs impacts net revenues from collaborators by a corresponding decrease or increase of approximately $0.5 million.

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

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing fees, we estimate the time period over which services will be performed, and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period.

Equity-based compensation

In connection with the completion of our initial public offering, we adopted the 2018 Omnibus Incentive Plan, or the 2018 Plan, which provides for the issuance of share-based awards, including options to purchase common stock. The 2018 Plan provides for the awarding of up to 5,001,000 shares of common stock for equity awards. On June 16, 2020, our stockholders approved the 2020 Equity Incentive Plan, or the 2020 Plan, which consists of (i) 3,000,000 shares of common stock and (ii) additional shares of common stock (up to 4,879,025) as is equal to (i) the number of shares reserved under the 2018 Plan that remained available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by our stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. On June 16, 2021, our stockholders approved an amendment to the 2020 Plan to reserve an additional 7,000,000 shares of common stock for issuance under the plan. Under the 2020 Plan, stock options may not be granted at less than fair value on the date of grant. At December 31, 2021, 8,557,152 shares remained available for future issuance under the 2020 Plan.

In June 2021, the Company’s stockholders also approved the 2021 Employee Stock Purchase Plan, or the ESPP, which provides for 1,102,885 shares to be available for purchase by eligible employees according to its terms. At December 31, 2021, 1,058,204 shares remained available for future issuance under the ESPP.

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

Results of operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,		Increase	%
	2021	2020	(decrease)	Change
(in thousands)
Revenue	$13,620	$-	$13,620	N/A
Operating expenses:
Research and development	58,739	64,881	(6,142)	(9)%
General and administrative	27,135	21,581	5,554	26%
Restructuring expense	-	1,944	(1,944)	(100)%
Total operating expenses	85,874	88,406	(2,532)	(3)%
Loss from operations	(72,254)	(88,406)	16,152	18%
Other income (expense):
Interest income	64	115	(51)	(44)%
Other income	2	1	1	100%
Total other income (expense)	66	116	(50)	(43)%
Net loss	$(72,188)	$(88,290)	$16,102	18%

Collaboration revenue

Collaboration revenue for the year ended December 31, 2021 was $13.6 million, compared to no collaboration revenue for the year ended December 31, 2020. The increase in collaboration revenue was related to research services and cost reimbursement received under the Collaboration Agreement with Ultragenyx, which we entered into in the fourth quarter of 2020.

Research and development expenses

	For the Year Ended December 31,		Increase	%
	2021	2020	(decrease)	Change
(in thousands)
SGT-001	$22,826	$29,526	$(6,700)	(23)%
SGT-003 and other product candidates	948	3,114	(2,166)	(70)%
Unallocated research and development expenses
Personnel related expenses	24,515	22,009	2,506	11%
External expenses	10,450	10,232	218	2%
Total unallocated research and development expenses	34,965	32,241	2,724	8%
Total research and development expenses	$58,739	$64,881	$(6,142)	(9)%

Research and development costs for the year ended December 31, 2021 were $58.7 million, compared to $64.9 million for the year ended December 31, 2020. The decrease of $6.1 million in research and development costs was due to a decrease in SGT-001 research and development costs of $6.7 million primarily due to the impacts of COVID-19, and a decrease of SGT-003 and other product candidates costs of $2.2 million primarily due to license fees incurred in 2020 in conjunction with the Ultragenyx Collaboration agreement. This was partially offset by an increase in unallocated expenses of $2.7 million primarily driven by personnel related expenses from an increase in headcount in 2021.

General and administrative expenses

General and administrative expenses were $27.1 million for the year ended December 31, 2021, compared to $21.6 million for the year ended December 31, 2020. The increase of $5.5 million was due to an increase in personnel related expenses of $4.1 million due to the increase in headcount in 2021 and an increase in consulting fees of $1.4 million.

Restructuring charges

During the year ended December 31, 2021 we recorded no expense related to restructuring compared to $1.9 million of restructuring charges as of December 31, 2020. The restructuring charges related to severance and other employee-related costs in connection with the restructuring that occurred in January 2020. We paid approximately $1.8 million during the year ended December 31, 2020 and $0.1 million during the year ended December 31, 2021.

Interest income

Interest income was $0.1 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. There was no change as the portfolio of available-for-sale securities remained consistent.

Other income

Other income relates to contributions from charitable organizations. We do not expect these contributions to reoccur in future periods.

Results of Operations—Years Ended December 31, 2020 and 2019

Discussion and analysis of the year ended December 31, 2020 compared to the year ended December 31, 2019 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 15, 2021 (“2020 Form 10-K”).

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of common stock and prefunded warrants to purchase shares of our common stock in private placements and the sale of common stock in our initial public offering and a follow-on public offering. Through December 31, 2021, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $471.3 million of net proceeds from the sale of our common stock through public offerings, including our IPO, our ATM Sales Agreement, private placements including the stock purchase agreement with Ultragenyx, as detailed in the following paragraphs.

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

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended in August 2021, under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the year ended December 31, 2020, we sold 6,309,632 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $23.2 million. During the year ended December 31, 2021, we did not sell any shares pursuant to the ATM Sales Agreement

On March 23, 2021, we issued and sold in a public offering 25,000,000 shares of our common stock at a price per share of $5.75, including the full exercise by the underwriters of an option to purchase additional shares of common stock, or the March 2021 Offering. We received net proceeds of approximately $134.9 million after deducting underwriter discounts and commissions and offering expenses.

As of December 31, 2021, we had cash, cash equivalents and available-for-sale securities of $207.8 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year Ended December 31,
	2021	2020
(in thousands)
Cash used in operating activities	$(77,764)	$(56,599)
Cash (used in) provided by investing activities	(91,086)	6,600
Cash provided by financing activities	134,985	128,700
Net (decrease) increase in cash and cash equivalents	$(33,865)	$78,701

Operating activities

During the year ended December 31, 2021, operating activities used $77.8 million of cash, primarily resulting from our net loss of $72.2 million offset by non-cash charges of $17.5 million due primarily to equity-based compensation of $13.4 million and depreciation expense of $3.0 million and marketable securities of $1.1 million. Net cash used by changes in our operating assets and liabilities was $23.1 million which included a decrease in deferred revenue of $12.6 million and an increase in accounts receivable of $0.1 million as a result of the Ultragenyx Collaboration Agreement, a decrease in prepaid and other non-current assets of $9.3 million and a decrease in accrued other liabilities and non-current liabilities of $2.3 partially offset by an increase in accounts payable of $1.2 million due to the timing of payments.

During the year ended December 31, 2020, operating activities used $56.6 million of cash, primarily resulting from our net loss of $88.3 million offset by non-cash charges of $15.5 million due primarily to equity-based compensation of $11.6 million and depreciation expense of $3.9 million as well as cash provided by changes in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities included a decrease in accounts payable, accrued expenses and non-current liabilities of $4.6 million due to the timing of payments and an increase in deferred revenue of $20.8 million as a result of the Ultragenyx Collaboration Agreement. Net cash provided by changes in our operating assets and liabilities also consisted primarily of an increase in prepaid expenses and other assets of $0.1 million which was primarily due to an increase in prepayments related to research and development activities.

Investing activities

During the year ended December 31, 2021, investing activities used $91.1 million of cash, consisting primarily of net purchases of available-for-sale securities of $141.2 million and the purchase of property and equipment of $1.3 million partially offset by the sale of available-for-sale securities of $51.4 million.

During the year ended December 31, 2020, investing activities provided $6.6 million of cash, consisting primarily of net proceeds on the sale and maturity of available-for-sale securities partially offset by purchases of property and equipment.

Financing activities

During the year ended December 31, 2021, net cash provided by financing activities was $135.0 million as a result of the March 2021 Offering.

During the year ended December 31, 2020, net cash provided by financing activities was $128.7 million, due to the net proceeds from our private placement of shares of our common stock that we completed in December 2020 and sales under the ATM Sales Agreement as well as proceeds from the issuance of common stock to Ultragenyx.

A discussion of changes in our cash flow from the year ended December 31, 2019 to the year ended December 31, 2020 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 Form 10-K.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to SGT-001, SGT-003 and our other product candidates. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

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

As of December 31, 2021, we had cash, cash equivalents and available-for-sale securities of $207.8 million.  We believe that our existing cash, cash equivalents and available-for-sale securities as of December 31, 2021 will be sufficient to fund our operating expenses and capital requirements into the third quarter of 2023. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all.  In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

Contractual obligations and commitments

We lease certain office space, lab space and lab equipment in Massachusetts. These leases are used for our continuing operations.  For a description of the Company’s lease obligations, refer to Note 10 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

We will lease our new corporate headquarters starting in May 2022, which consists of approximately 49,869 square feet of office, laboratory, research and development and manufacturing space in Charlestown, Massachusetts. The lease for our new corporate headquarters has an initial term of approximately ten years that expires in 2032 with an option to extend the lease for an additional five years.

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts are cancelable by us upon prior notice of 30 days.

Unconditional purchase commitments of $0.8 million represent minimum payments due within a year to purchase goods that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed or variable price provisions, and the approximate timing of the transaction.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, our cash equivalents consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. As of December 31, 2021, our investments consisted of corporate bond securities that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages and positions of our current executive officers and directors as of March 14, 2022.

Name	Age	Position(s) held
Executive Officers
Ilan Ganot	48	Co-founder, President, Chief Executive Officer and Director
Stephen DiPalma	63	Interim Chief Financial Officer and Treasurer
Erin Powers Brennan	51	Chief Legal Officer
Carl Morris, Ph.D.	52	Chief Scientific Officer
Joel Schneider, Ph.D.	37	Chief Operating Officer
Non-Employee Directors
Ian Smith	55	Executive Chairman of the Board of Directors
Martin Freed, M.D., F.A.C.P.	61	Director
Robert Huffines	56	Director
Clare Kahn, Ph.D	70	Director
Georgia Keresty, Ph.D, M.PH.	60	Director
Adam Koppel, M.D., Ph.D.	52	Director
Sukumar Nagendran, M.D.	56	Director
Rajeev Shah	44	Director
Adam Stone	42	Director
Lynne Sullivan	55	Director

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

Erin Powers Brennan has served as our Chief Legal Officer and Secretary since March 2021. Prior to joining Solid, she served as Senior Vice President, General Counsel and Secretary at Covetrus Inc., a publicly traded, global animal health pharmacy, technology, and services company from 2019 to 2020 and previously the General Counsel, Vets First Choice from 2018 to 2019, before it merged with Covetrus. Previously, she was a partner at Morgan, Lewis & Bockius, where she worked from 2013 to 2018. Ms. Brennan holds a J.D. from Boston College Law School, an M.A. in Law and Diplomacy from The Tufts University Fletcher School, and a B.A. in Government and Latin American Studies from Scripps College.

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

Non-employee directors

Ian F. Smith is Executive Chairman of our Board and has served as a member of our Board of Directors since April 2020 and served as a consultant to us from February 2020 to December 2021.  Mr. Smith currently serves as director and Executive Chair of the board of ViaCyte, Inc., and as a director of the board of AavantiBio, both private biotechnology companies. He is also a member of the Board of Foghorn Therapeutics, a public biotechnology company, and is a Senior Advisor to Bain Capital Life Sciences. Between 2001 and 2019, Mr. Smith  served as Executive Vice President and Chief Operating Officer, and Chief Financial Officer at Vertex Pharmaceuticals, a public biotechnology company.  He received a B.A. with honors in accounting and finance from Manchester Metropolitan University (UK). Mr. Smith is qualified to serve on our Board of Directors because of his more than 25 years of finance and broad operating experience for public companies in the biopharmaceutical industry.

Martin Freed, M.D., F.A.C.P., has served as a member of our Board of Directors since June 2018. Dr. Freed has served as an independent consultant to several private pharmaceutical, biotechnology, and healthcare companies, specializing in clinical and general pharmaceutical development and clinical and regulatory strategy since February 2015. He co-founded and served as chief medical officer of Civitas Therapeutics, Inc., a biopharmaceutical company acquired by Acorda, from December 2010 to October 2014, and as senior vice president, clinical development of Acorda from October 2014 through January 2015.  He has also served as chief medical officer at Adnexus Therapeutics, Inc. (acquired by Bristol-Myers Squibb) and Vitae Pharmaceuticals, Inc.  Dr. Freed spent nearly 14 years at GlaxoSmithKline and its predecessor, SmithKline Beecham Pharmaceuticals or SmithKline Beecham, where he served numerous roles including vice president, clinical development and medical affairs in the metabolism therapeutic area. Dr. Freed currently serves on the Board of Directors for Avilar Therapeutics, Inc. He previously served on the Board of Directors for Sojournix, Inc. and Dicerna Pharmaceuticals. Dr. Freed has been Board Certified in Internal Medicine, Nephrology and Clinical Pharmacology. He performed his internal medicine residency at Temple University Hospital and nephrology fellowship at Yale-New Haven Hospital. A Fellow of the American College of Physicians, Dr. Freed received a B.S. with distinction in biology from the University of Delaware and an M.D. from Pennsylvania State University’s College of Medicine.  Dr. Freed is qualified to serve on our Board of Directors because of his extensive leadership experience, his public company board experience and his experience working in the healthcare sector.

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

Clare Kahn, Ph.D. has served as a member of our Board of Directors since March 2021. Dr. Kahn has served as R&D Strategy Officer at X-VAX Technology Inc. (“X-VAX”), a biotechnology company developing vaccines against pathogens acquired by mucosal infection such as herpes, since October 2019. She served as Chief Regulatory and Preclinical Development Officer at X-VAX from October 2018 to October 2019. Dr. Kahn has also been the president of Clare Kahn Pharma Consulting LLC, through which she provides consulting services on regulatory strategy since June 2016. Dr. Kahn was previously Vice President, Worldwide Regulatory Strategy, Global Innovative Pharma at Pfizer from January 2014 to June 2016 and Vice President, Worldwide Regulatory Strategy, Specialty Care Business at Pfizer from June 2010 to December 2013. Prior to Pfizer, she was Vice President of Regulatory Affairs at GlaxoSmithKline from 1999 to 2010. Dr. Kahn has a Ph.D. in Biochemical Pharmacology from The Royal Postgraduate Medical School, London and served as Assistant Professor of Pharmacology and of Pathology and Laboratory Medicine at The University of Pennsylvania from 1981-1985. Dr. Kahn is qualified to serve on our Board of Directors because of her extensive leadership experience and her experience working in the healthcare sector.

Georgia Keresty, Ph.D., M.PH. has served as a member of our Board of Directors since March 2021. Dr. Keresty has served as a senior advisor to Takeda R&D, a global research and development driven biopharmaceutical company, since 2021 and she also served as their R&D chief operating officer from 2017 to 2020. From 2003 to 2017 and from 1997 to 1999, she was an executive at Johnson & Johnson. From 1999 to 2003 and from 1983 to 1997, she held roles at Bristol-Myers Squibb Company and Novartis Pharmaceuticals Corporation, respectively. Dr. Keresty holds BSc degrees in Chemical Engineering and Computer Science from Clarkson University and Ramapo College of New Jersey, an M.S. degree in Information Systems from Pace University, an MBA in Operations Management from Rutgers University, a Ph.D. in Operations Management from Rutgers University, and an MPH in Global Health Leadership from the University of Southern California. Dr. Keresty currently serves on the Board of Directors of Commissioning Agents, Inc., Intellia Therapeutics, Inc. and Aspen Technology, Inc. Dr. Keresty is qualified to serve on our Board of Directors because of her extensive leadership experience and her experience working in the healthcare sector.

Adam Koppel, M.D., Ph.D., has served as a member of our Board of Directors since October 2017. Dr. Koppel rejoined Bain Capital, a global investment firm, in 2016 as a Managing Director of Bain Capital Life Sciences. He initially joined Bain Capital Public Equity in 2003 where he was a leader within the healthcare sector until mid-2014. During the period from mid-2014 to mid-2016, Dr. Koppel worked at Biogen Inc., or Biogen, a biotechnology company, where he served as EVP of Corporate Development and Chief Strategy Officer. Prior to joining Bain Capital in 2003, Dr. Koppel was an Associate Principal at McKinsey & Co., a management consulting firm, where he served a variety of healthcare companies. Dr. Koppel currently serves on the Board of Directors of Aptinyx Inc., Cerevel Therapeutics LLC, Foghorn Therapeutics Inc., and Cardurion Pharmaceuticals, LLC.  He is a board observer of ViaCyte, Inc. Previously, Dr. Koppel served of the Board of Directors of Trevena, Inc., Dicerna Pharmaceuticals, and PTC Therapeutics, Inc.  Dr. Koppel received an M.D. and Ph.D. in Neuroscience from the University of Pennsylvania School of Medicine. He also received an M.B.A. from The Wharton School at the University of Pennsylvania, where he was a Palmer Scholar. He graduated magna cum laude from Harvard University with an A.B. and A.M. in History and Science. Dr. Koppel is qualified to serve on our Board of Directors because of his extensive leadership experience, his public company board experience and his experience working in the healthcare sector.

Sukumar Nagendran, M.D., has served as a member of our Board of Directors since September 2018. Since February 2020, Dr. Nagendran has served as Chief Medical Officer and President of R&D at Jaguar Gene Therapy.  Prior to that, he was most recently the Chief Medical Officer and Senior Vice President of AveXis Inc., a clinical-stage gene therapy company, or AveXis, from September 2015 to July 2018, prior to the company’s acquisition by Novartis.  Prior to AveXis, Dr. Nagendran was Vice President of Medical Affairs of Quest Diagnostics, a provider of diagnostic information services, from March 2013 to September 2015.  Prior to Quest Diagnostics, Dr. Nagendran held key leadership positions at Pfizer, Novartis, Daiichi Sankyo, and Reata Pharmaceuticals.  Prior to moving to the biotech industry, Dr. Nagendran practiced internal medicine, with a focus on diabetes and cardiovascular disease. He is a Mayo Alumni Laureate and founding member of the Robert Wood Johnson Legacy Society. He is also the sponsor for the Fonseca-Nagendran Scholar award at the American Diabetes Association to enhance research in minority populations. Dr. Nagendran currently serves on the Board of Directors of SalioGen Therapeutics and Taysha Gene Therapy. Dr. Nagendran received his undergraduate degree in Biochemistry from Rutgers University and his M.D. from Rutgers Medical School and trained in Internal Medicine at Mayo Clinic, Rochester.  Dr. Nagendran is qualified to serve on our Board of Directors because of his extensive leadership experience and his experience working in the healthcare sector.

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

Adam Stone has served as a member of our board of directors since November 2015. Mr. Stone is currently the Chief Investment Officer of Perceptive Advisors, a life sciences focused investing firm, where he has worked since 2006. Since July 2021 and February 2021, respectively, Mr. Stone has served as a director and Chief Executive Officer of ARYA Sciences Acquisition Corp V and ARYA Sciences Acquisition Corp IV. Mr. Stone received a B.A. in molecular biology from Princeton University. Mr. Stone is qualified to serve on our Board of Directors because of his extensive experience developing early-stage biotech and healthcare companies qualifies.

Lynne Sullivan has served as a member of our Board of Directors since November 2015. Ms. Sullivan has served as the Chief Financial Officer for UNITY Biotechnology, Inc., a biotechnology company, since August 2020.  Prior to that, Ms. Sullivan served as the Chief Financial Officer for Compass Therapeutics, LLC, a biotechnology company, or Compass, from December 2018 to August 2019. Prior to Compass, Ms. Sullivan served as Biogen’s senior vice president of Finance from 2016 to December 2018, where she also served as vice president of Tax and Corporate Finance from February 2015 to March 2016 and vice president of Tax from April 2008 to February 2015. Ms. Sullivan is currently a member of the Board of Directors of BiomX Inc., and Inozyme Pharma, Inc., both of which are public biopharmaceutical companies. She received an M.S. in Taxation from Bentley University and a B.S.B.A. from Suffolk University. Ms. Sullivan was a Certified Public Accountant for over 20 years. Ms. Sullivan is qualified to serve on our Board of Directors because of her extensive experience in public accounting and financial expertise and her experience working in the healthcare sector.

Audit Committee

Our Board of Directors has established an audit committee, which operates under a charter that has been approved by our Board of Directors and that is available on the Investor Relations portion of our website, www.solidbio.com. Our audit committee consists of Ms. Sullivan, Dr. Keresty, and Dr. Koppel, with Ms. Sullivan serving as chair of the audit committee. Additionally, Mr. Arnold served as a member of the audit committee through June 16, 2021. Our Board of Directors has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act, and the applicable listing standards of Nasdaq. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the board has examined each audit committee member’s employment and other experience. Our Board of Directors has determined that Ms. Sullivan qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules. In making this determination, our board has considered Ms. Sullivan’s formal education and previous and current experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

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

Compensation of our Named Executive Officers

The following information describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers, or the Named Executive Officers. The Named Executive Officers for the year ended December 31, 2021 are:

•	Ilan Ganot, our President and Chief Executive Officer;
•	Erin Powers Brennan, our Chief Legal Officer; and
•	Joel Schneider. Ph.D., our Chief Operating Officer.

2021 Summary Compensation Table

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers for the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
Ilan Ganot, President and Chief Executive Officer	2021	551,100	187,925	—	2,544,780	10,004	3,293,809
	2020	535,000	294,250	246,370	405,382	—	1,481,002
Erin Powers Brennan, Chief Legal Officer (5)	2021	341,667	145,698	—	2,382,250	8,629	2,878,244
Joel Schneider, Ph.D., Chief Operating Officer	2021	423,265	118,320	—	1,155,050	6,126	1,702,761

(1)	Except where noted otherwise, represents annual bonuses paid to the Named Executive Officers after the completion of each calendar year at the discretion of our Board of Directors.
(2)

The amount in this column represents the aggregate grant date fair value of the restricted stock unit award as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the award reported in this column are set forth in Note 9 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(3)

The amount in this column represents the aggregate grant date fair value of the option award as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the award reported in this column are set forth in Note 9 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(4)	All other compensation reflects a matching contribution under the Company’s 401(k) plan.
(5)

Ms. Brennan commenced employment with us on March 1, 2021. The salary reported reflects the pro rata portion of Ms. Brennan’s annualized salary of $410,000 that was earned during 2021.  The bonus reported included a $50,000 signing bonus that Ms. Brennan received in connection with the commencement of her employment and the pro rata portion of her annual bonus that was earned during 2021.

Narrative to Summary Compensation Table

Base Salary. In 2021, we paid Mr. Ganot an annualized base salary of $551,100 and Dr. Schneider an annualized base salary of $423,256. In connection with the commencement of Ms. Brennan’s employment in March 2021, our Board of Directors set Ms. Brennan’s annualized base salary of $410,000. For 2022, our Board of Directors increased the base salary amount for Mr. Ganot to $578,700, for Ms. Brennan to $430,500 and for Dr. Schneider to $460,900.

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

With respect to 2021, our Board of Directors awarded discretionary bonuses of $187,925, $145,698 and $118,320 to Mr. Ganot, Ms. Brennan and Dr. Schneider, respectively.

Our Board of Directors awarded a signing bonus of $50,000 to Ms. Brennan in connection with the commencement of her employment.

Equity Incentives. Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incents our executive officers to remain in our employment during the vesting period. Accordingly, our Board of Directors periodically reviews the equity incentive compensation of our Named Executive Officers and from time to time may grant equity incentive awards to them in the form of stock options or restricted stock units.

In January 2021, we granted options to purchase 438,000 shares of our common stock to Mr. Ganot and 175,000 shares of our common stock to Dr. Schneider. These options vest in equal annual installments over a term of four years from the date of grant.

In March 2021, we granted options to purchase 325,000 shares of our common stock to Ms. Brennan and 15,000 shares of our common stock to Dr. Schneider. These options vest in equal annual installments over a term of four years from the date of grant.

In January 2022, we granted options to purchase 466,000 shares of our common stock and restricted stock units with respect to 233,000 shares of our common stock to Mr. Ganot, options to purchase 127,000 shares of our common stock and restricted stock units with respect to 63,000 shares of our common stock to Ms. Brennan, and options to purchase 180,000 shares of our common stock and restricted stock units with respect to 90,000 shares of our common stock to Dr. Schneider.  The options and restricted stock units vest in equal annual installments over a term of four years from the date of grant.

In January 2022, we also granted restricted stock units with respect to 81,250 shares of our common stock to Ms. Brennan.  The restricted stock units vest on the second anniversary of the grant date.

Our employees and executives are eligible to receive stock options and other stock-based awards pursuant to our 2020 Equity Incentive Plan, or the 2020 Plan.

We use stock options and/or restricted stock units to compensate our executive officers in the form of initial grants in connection with the commencement of employment and also at various times, often but not necessarily annually, if we have performed as expected or better than expected. None of our executive officers is currently party to an employment agreement that provides for automatic award of stock options or restricted stock units. We have granted stock options to our executive officers with time-based vesting. The options and restricted stock units that we have granted to our executive officers typically become exercisable as to 25% of the shares underlying the option on the first anniversary of the grant date and as to an additional 25% of the original number of shares underlying the option annually thereafter. Vesting rights cease upon termination of employment and exercise rights cease shortly after termination, except that vesting is fully accelerated upon certain terminations in connection with a change of control and exercisability is extended in the case of death or disability. Prior to the exercise of an option or the vesting of a restricted stock unit, the holder has no rights as a stockholder with respect to the shares subject to such option or with respect to the restricted stock units, including no voting rights and no right to receive dividends or dividend equivalents.

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

Pursuant to his employment agreement, Mr. Ganot is being paid a salary of $578,700 for 2022, which base salary will be reviewed by the Board of Directors from time to time and is subject to change in the discretion of the Board of Directors.  Mr. Ganot is also eligible to earn an annual performance bonus, with a target bonus amount equal to up to 55% of his base salary, based upon the board’s assessment of his performance and the Company’s attainment of targeted goals as set by the board in its sole discretion. The bonus may be in the form of cash, equity award(s), or a combination of cash and equity.

Mr. Ganot is bound by proprietary rights, non-disclosure, developments, non-competition and non-solicitation obligations pursuant to the restrictive covenants in his existing employment agreement, which provisions remain in full force and effect. Under these restrictive covenants, he has agreed not to compete with us during his employment and for a period of one year after the termination of his employment (provided that he is not restricted from promoting treatments for, or endeavoring to cure, Duchenne), not to solicit our employees, consultants, or actual or prospective customers or business relations during his employment and for a period of one year after the termination of his employment, and to protect our confidential and proprietary information indefinitely.

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

Employment Agreement with Erin Powers Brennan

On March 1, 2021, we entered into an employment agreement with Ms. Brennan, our Chief Legal Officer.

Pursuant to her employment agreement, Ms. Brennan is being paid an annual base salary of $430,500 for 2022, which base salary will be reviewed by the Board of Directors from time to time and is subject to change in the discretion of the Board of Directors. Ms. Brennan is also eligible to earn an annual performance bonus, with a target bonus amount equal to up to 40% of her base salary, based upon the board’s assessment of her performance and the Company’s attainment of targeted goals as set by the board in its sole discretion. The bonus may be in the form of cash, equity award(s), or a combination of cash and equity.

Ms. Brennan is bound by proprietary rights, non-disclosure, developments, non-competition and non-solicitation obligations pursuant to the employment agreement. Under these restrictive covenants, she has agreed not to compete with us during her employment and for a period of one year after the termination of her employment, not to solicit our employees, consultants, or actual or prospective customers or business relations during her employment and for a period of one year after the termination of her employment, and to protect our confidential and proprietary information indefinitely.

Ms. Brennan’s employment agreement and her employment may be terminated: (1) upon her death or at our election due to her “disability”; (2) at our election, with or without “cause”; and (3) at her election, with or without “good reason” (as such terms are defined in her employment agreement).

In the event of the termination of Ms. Brennan’s employment by us without cause, or by Ms. Brennan for good reason, prior to or more than twelve months following a “change in control” (as defined in her employment agreement), Ms. Brennan is entitled to receive her base salary that has accrued and to which she is entitled as of the termination date, to the extent consistent with Company policy, accrued but unused paid time off through and including the termination date, unreimbursed business expenses for which expenses she has timely submitted appropriate documentation, and other amounts or benefits to which she is entitled in accordance with the terms of the benefit plans then-sponsored by us, which we refer to collectively as the Brennan Accrued Obligations. In addition, subject to her execution and nonrevocation of a release of claims in our favor, Ms. Brennan is entitled to (1) continued payment of her base salary, in accordance with our regular payroll procedures, for a period of 12 months and (2) provided she is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 12 months following her date of termination.

In the event of the termination of Ms. Brennan’s employment by us without cause, or by Ms. Brennan for good reason, within twelve months following a change in control, she is entitled to receive the Brennan Accrued Obligations. In addition, subject to her execution and nonrevocation of a release of claims in our favor, she is entitled to (1) continued payment of her base salary, in accordance with our regular payroll procedures, for a period of 12 months, (2) provided she is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 12 months following her date of termination, (3) a lump sum payment equal to 100% of her target bonus for the year in which her employment is terminated or, if higher, her target bonus immediately prior to the change in control and (4) full vesting acceleration of any then-unvested equity awards that vest based solely based on the passage of time held by Ms. Brennan, such that any such equity awards held by her become fully exercisable or non-forfeitable as of the termination date.

If Ms. Brennan’s employment is terminated for any other reason, including as a result of her death or disability, for cause, or voluntarily by her without good reason, our obligations under the employment agreement cease immediately, and she is only entitled to receive the Brennan Accrued Obligations

Employment Agreement with Joel Schneider

On January 25, 2019, we entered into an employment agreement with Dr. Schneider, our Chief Operating Officer, which employment agreement amended and restated the terms of his existing agreement (with the exception of the restrictive covenant provisions contained therein).

Pursuant to his employment agreement, Dr. Schneider is being paid an annual base salary of $460,900 for 2022, which base salary will be reviewed by the Board of Directors from time to time and is subject to change in the discretion of the Board of Directors.  Dr. Schneider is also eligible to earn an annual performance bonus, with a target bonus amount equal to up to 40% of his base salary, based upon the board’s assessment of his performance and the Company’s attainment of targeted goals as set by the board in its sole discretion. The bonus may be in the form of cash, equity award(s), or a combination of cash and equity.

Dr. Schneider is bound by proprietary rights, non-disclosure, developments, non-competition and non-solicitation obligations pursuant to the restrictive covenants in his existing employment agreement, which provisions remain in full force and effect. Under these restrictive covenants, he has agreed not to compete with us during his employment and for a period of one year after the termination of his employment, not to solicit our employees, consultants, or actual or prospective customers or business relations during his employment and for a period of one year after the termination of his employment, and to protect our confidential and proprietary information indefinitely.

Dr. Schneider’s employment agreement and his employment may be terminated: (1) upon his death or at our election due to his “disability”; (2) at our election, with or without “cause”; and (3) at his election, with or without “good reason” (as such terms are defined in his employment agreement).

In the event of the termination of Dr. Schneider’s employment by us without cause, or by Dr. Schneider for good reason, prior to or more than twelve months following a “change in control” (as defined in his employment agreement), Dr. Morris is entitled to receive his base salary that has accrued and to which he is entitled as of the termination date, to the extent consistent with Company policy, accrued but unused paid time off through and including the termination date, unreimbursed business expenses for which expenses he has timely submitted appropriate documentation, and other amounts or benefits to which he is entitled in accordance with the terms of the benefit plans then-sponsored by us, which we refer to collectively as the Schneider Accrued Obligations. In addition, subject to his execution and nonrevocation of a release of claims in our favor, Dr. Schneider is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 12 months and (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 12 months following his date of termination.

In the event of the termination of Dr. Schneider’s employment by us without cause, or by Dr. Schneider for good reason, within twelve months following a change in control, he is entitled to receive the Morris Accrued Obligations. In addition, subject to his execution and nonrevocation of a release of claims in our favor, he is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 12 months, (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 12 months following his date of termination, (3) a lump sum payment equal to 100% of his target bonus for the year in which his employment is terminated or, if higher, his target bonus immediately prior to the change in control and (4) full vesting acceleration of any then-unvested equity awards that vest based solely based on the passage of time held by Dr. Schneider, such that any such equity awards held by him become fully exercisable or non-forfeitable as of the termination date.

If Dr. Schneider’s employment is terminated for any other reason, including as a result of his death or disability, for cause, or voluntarily by him without good reason, our obligations under the employment agreement cease immediately, and he is only entitled to receive the Schneider Accrued Obligations.

2021 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our Named Executive Officers as of December 31, 2021.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($) (10)
Ilan Ganot	144,750	(1)	48,250	(1)	37.89	July 25, 2028
	77,500	(2)	77,500	(2)	22.93	January 23, 2029
	35,500	(4)	106,500	(4)	3.47	January 27, 2030
	-	(5)	438,000	(5)	6.80	January 25, 2031
Erin Powers Brennan	-	(6)	325,000	(6)	8.52	March 1, 2031
Joel Schneider, Ph.D	79,257	(3)	26,420	(3)	26.23	February 14, 2028
	30,000	(2)	30,000	(2)	22.93	January 23, 2029
	11,750	(4)	35,250	(4)	3.47	January 27, 2030
	-	(5)	175,000	(5)	6.80	January 25, 2031
	-	(7)	15,000	(7)	10.72	March 2, 2031
							37,500	(8)	65,625
							37,500	(9)	65,625

(1)	This option was granted on July 25, 2018 under the 2018 Plan and is subject to vesting in equal annual installments over four years from the vesting start date through and including July 25, 2022.
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

(5)

This option was granted on January 25, 2021 under the 2020 Plan and is subject to vesting in equal annual installments over four years from the vesting start date through and including January 27, 2025.

(6)

This option was granted on March 1, 2021, when Ms. Brennan was hired as Chief Legal Officer.  It was an inducement grant and is subject to vesting in equal annual installments over four years from the vesting start date through and including March 1, 2025.

(7)

This option was granted on March 2, 2021, when Dr. Schneider was promoted to Chief Operating Officer, under the 2020 Plan and is subject to vesting in equal annual installments over four years from the vesting start date through and including March 2, 2025.

(8)	Consists of restricted stock units granted under our 2020 Plan. The grant was made on March 11, 2020 and vests on March 11, 2022.
(9)	Consists of restricted stock units granted under our 2020. The grant was made on June 16, 2020 and will vest on March 11, 2022.
(10)	Based on the $1.75 closing sale price of our common stock on December 31, 2021 as reported by the Nasdaq Global Select Market.

On January 27, 2022, we granted a stock option to Mr. Ganot, Ms. Brennan and Dr. Schneider for the right to buy 466,000, 127,000 and 180,000 shares of our common stock, respectively. The options have an exercise price of $1.13 per share, vest in four equal annual installments beginning on January 27, 2023 and expire on January 27, 2032. On January 27, 2022, we granted RSUs to Mr. Ganot, Ms. Brennan and Dr. Schneider for the right to common shares of 233,000, 63,000 and 90,000 shares of our common stock, respectively. These RSUs vest in four equal annual installments beginning on January 27, 2023.

On January 27, 2022, we also granted RSUs to Ms. Brennan for the right to common shares of 81,250 of our common stock. These RSUs vest on the second anniversary of the grant date.

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

The material terms of the 2020 Plan are summarized below. The following summary is qualified in its entirety by reference to the complete text of the 2020 Plan, a copy of which is filed as Exhibit 10.26 to this Annual Report on Form 10-K and is incorporated herein by reference.

Types of Awards; Shares Available for Awards

The 2020 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, SARs, restricted stock, restricted stock units, other stock-based awards and cash awards as described below, which we collectively refer to as awards.

Subject to adjustment in the event of stock splits, stock dividends or similar events, awards may be made under the 2020 Plan for up to the sum of 3,000,000 shares of our common stock plus such additional number of shares of our common stock (up to 4,879,025 shares) as is equal to (x) the number of shares of our common stock reserved for issuance under the 2018 Plan that remained available for grant under the 2018 Plan immediately prior to the date that the 2020 Plan was approved by our stockholders and (y) the number of shares of common stock subject to awards granted under the 2018 Plan, which awards expire, terminate or are otherwise surrendered, cancelled or forfeited or repurchased by us pursuant to a contractual repurchase right. On June 16, 2021, our stockholders approved an amendment to the 2020 Plan to reserve an additional 7,000,000 shares of common stock for issuance under the 2020 Plan. At December 31, 2021, 8,557,152 shares remained available for future issuance under the 2020 Plan.

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

Amendment or Termination

No award may be granted under the 2020 Plan after June 15, 2030, but awards previously granted may extend beyond that date. Our board may amend, suspend or terminate the 2020 Plan or any portion of the 2020 Plan at any time, except that no amendment that would amend the prohibitions on repricing without stockholder approval may be amended without stockholder approval and no amendment that would require stockholder approval under the rules of the national securities exchange on which we then maintains our primary listing may be made effective unless and until such amendment has been approved by our stockholders.

Registration of Shares

On August 6, 2020 and August 16, 2021, we filed a registration statement on Form S-8 under the Securities Act to register the full number of shares of common stock available for issuance under the 2020 Plan.

2021 Employee Stock Purchase Plan

Our ESPP was adopted by our Board of Directors in April 2021 and approved by our stockholders in June 2021. The ESPP is administered by our Board of Directors or by a committee appointed by our Board of Directors. The ESPP provides for 1,102,885 shares to be available for purchase by eligible employees according to its terms.

All of our employees, including directors who are employees, and all employees of any of our subsidiaries designated by our board from time to time, are eligible to participate in the ESPP provided that:

•	such person is customarily employed by us or by our designated subsidiary for more than 20 hours per week and for more than five months in a calendar year;

•	such person has been employed by us or by our designated subsidiary for at least 30 days prior to enrolling in the ESPP; and

•	such person was our employee or any employee of our designated subsidiary on the first day of the applicable offering period under the ESPP.

We retain the discretion to determine which eligible employees may participate in an offering under applicable regulations.

Offerings under the ESPP will begin on dates determined by our board and will continue for six months, which we refer to as the plan purchase period. Payroll deductions made during each plan purchase period will be held for the purchase of our common stock at the end of each plan purchase period. Our board may, in its discretion, change the date on which plan purchase periods may commence and may choose a different plan purchase period of 12 months or less for each offering.

With respect to any offering under the ESPP, an employee may authorize a payroll deduction in any dollar amount up to a maximum of 15% of the compensation such employee receives during the plan purchase period (or during such shorter period during which payroll deductions are made). Compensation is defined under the ESPP to mean the amount of money reportable on the employee’s federal income tax withholding statement, excluding overtime, shift premium, incentive or bonus awards, allowances and reimbursements for expenses such as relocation allowances for travel expenses, income or gains associated with the grant or vesting of restricted stock, income or gains on the exercise of stock options or stock appreciation rights, and similar items, but including, in the case of salespersons, sales commissions to the extent determined by our board. Our board may, in its discretion, designate a lower maximum contribution rate, and a minimum payroll deduction may be established from time to time by our board.

On the offering commencement date of each plan purchase period, we will grant to each eligible employee who is then a participant in the ESPP a right to purchase up to a whole number of shares of our common stock determined by dividing (a) $25,000 divided by the number of full months in the plan purchase period by (b) the closing price of a share of our common stock on the offering commencement date (as determined under the ESPP); provided, however, that in the event the length of the plan purchase period exceeds twelve (12) months, the number of shares each participant may purchase pursuant to the Purchase Right shall be up to that whole number of shares of Common Stock determined by multiplying $2,083 by the number of full months on the plan purchase period and dividing the result by the closing price of a share of our common stock on the offering commencement date (as determined under the ESPP). Each employee who continues to be a participant in the ESPP on the last business day of the plan purchase period (referred to as the exercise date) is deemed to have exercised the right to purchase at the purchase right price on such date and will be deemed to have purchased from us the number of whole shares of our common stock reserved for purposes of the ESPP that such employee’s accumulated payroll deductions on the exercise date will pay for, up to the maximum number determined as set forth above.

Under the terms of the ESPP, the purchase right price shall be determined by our board for each plan purchase period and the purchase right price will be at least 85% of the applicable closing price of our common stock (determined as provided under the ESPP). If our board does not make a determination of the purchase right price, the purchase right price will be 85% of the lesser of the closing price of our common stock (determined as provided under the ESPP) on either (a) the first business day of the plan purchase period or (b) the purchase exercise date.

Any balance remaining in an employee’s payroll deduction account at the end of a plan purchase period will be automatically refunded to the employee, except that any balance which is less than the purchase price of one share of our common stock will be carried forward for the following offering, unless the employee elects not to participate in the following offering, in which case the balance in the employee’s account will be refunded. An employee may withdraw the balance accumulated in such employee’s account and withdraw from participation in an offering at any time prior to the close of business on the last business day in the plan purchase period. Any employee who so withdraws may not begin participating again during the remainder of the plan purchase period but may participate in any subsequent offering in accordance with the terms and conditions established by our board.

For purposes of monitoring the compliance with required holding periods under the ESPP, we may require that the shares purchased under the ESPP be deposited directly into a brokerage account that we establish for each participant at a brokerage firm that we designate, which we refer to as the ESPP broker account. Except as otherwise provided in the ESPP, the deposited shares may not be transferred (either electronically or in certificate form) from the ESPP broker account until the later of the following two periods: (i) the end of the two (2)-year period measured from the date the participant first commences participation in offerings under the ESPP and (ii) the end of the one (1)-year measured from the purchase exercise date of the applicable shares. Such limitation shall apply both to transfers to different accounts with the same ESPP broker and to transfers to other brokerage firms. Any shares held for the required holding period may thereafter be transferred (either electronically or in certificate form) to other accounts or to other brokerage firms.

If any employee’s employment is terminated prior to the last business day of a plan purchase period, the employee’s account balance will be refunded to the employee (without any reductions for payroll deductions) or, in the event of the employee’s death, to a designated beneficiary, to the executor or administrator of the employee’s estate, or if no executor or administrator has been appointed to our knowledge, to any other person we designate in our discretion. If, prior to the last business day of a plan purchase period, the designated subsidiary in which an employee is employed ceases to be a subsidiary of ours, or if the employee is transferred to a subsidiary that is not a designated subsidiary, the employee will be deemed to have terminated employment for purposes of the ESPP.

Rights under the ESPP are not transferable by a participating employee other than by will or the laws of descent and distribution, and are exercisable during the employee’s lifetime only by the employee.

Shares may be issued upon exercise of an option from authorized but unissued shares of our common stock, from shares held in our treasury, or from any other proper source. In the event the total number of shares of our common stock specified in elections to be purchased under any offering plus the number of shares purchased under previous offerings under the ESPP exceeds the maximum number of shares issuable under the ESPP, our board will allot the shares then available on a pro-rata basis.

We will be required to make equitable adjustments in the manner determined by our board to the number and class of securities available under the ESPP and the purchase right price to reflect stock splits, reverse stock splits, stock dividends, recapitalizations, combinations of shares, reclassifications of shares, spin-offs and other similar changes in capitalization or any distribution to holders of our common stock other than an ordinary cash dividend.

Upon the occurrence of a Reorganization Event (as defined below), our board is authorized to take any one or more of the following actions as to outstanding purchase rights under the ESPP:

•	provide that purchase rights will be assumed, or substantially equivalent purchase rights will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof);

•

upon written notice to employees, provide that all outstanding purchase rights will be terminated immediately prior to the consummation of the Reorganization Event and that all such outstanding purchase rights will become exercisable to the extent of accumulated payroll deductions as of a date specified by our board in such notice, which date shall not be less than 10 days preceding the effective date of the Reorganization Event;

•

upon written notice to employees, provide that all outstanding purchase rights will be cancelled as of a date prior to the effective date of the Reorganization Event and that all accumulated payroll deductions will be returned to participating employees on such date;

•

upon the occurrence of a Reorganization Event in which holders of our common stock will receive a cash payment for each share surrendered in the Reorganization Event (the “acquisition price”), change the last day of the plan purchase period to be the date of the consummation of the Reorganization Event and make or provide for a cash payment to each employee equal to (i) the acquisition price times the number of shares of common stock that the employee’s accumulated payroll deductions as of immediately prior to the Reorganization Event could purchase at the purchase right price, where the acquisition price is treated as the fair market value of the common stock on the last day of the applicable plan purchase period for purposes of determining the purchase right price, and where the number of shares that could be purchased is subject to the limitations under the plan, minus (ii) the result of multiplying such number of shares by such purchase right price;

•	provide that, in connection with a liquidation or dissolution of our company, purchase rights will convert into the right to receive liquidation proceeds (net of the purchase right price); and

•	any combination of the foregoing.

A “Reorganization Event” is defined under the ESPP as (i) any merger or consolidation of us with or into another entity as a result of which all of our common stock is converted into or exchanged for the right to receive cash, securities or other property or is cancelled, (ii) any transfer or disposition of all of the common stock of the Company for cash, securities or other property pursuant to a share exchange or other transaction, or (iii) our liquidation or dissolution.

Our board may at any time, and from time to time, amend the ESPP. We are required under the ESPP to obtain stockholder approval for any amendment if such approval is required by Section 423 of the Code. Further, our board may not make any amendment that would cause the ESPP to fail to comply with Section 423 of the Code. Our board may terminate the ESPP at any time. Upon termination, we will refund all amounts in the accounts of participating employees.

On August 16, 2021, we filed a registration statement on Form S-8 under the Securities Act to register the full number of shares of common stock available for issuance under the ESPP.

Non-employee director compensation

During 2021, we did not provide any compensation to Mr. Ganot, our President and Chief Executive Officer, for his service as a member of our board. Mr. Ganot’s compensation as an executive officer is set forth above under “Executive Compensation—2021 Summary Compensation Table.”

Non-employee director compensation is set by our Board of Directors at the recommendation of our compensation committee. In 2021, the compensation committee retained Radford, an AON Hewitt company, to assist in assessing our non-employee director compensation program and provide recommendations with respect to the compensation program.

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

	Member Annual Fee	Chairperson Incremental Annual Fee
Board of Directors	$40,000	$35,000
Audit Committee	7,500	7,500
Clinical Committee	7,500	7,500
Compensation Committee	5,000	5,000
Nominating and Corporate Governance Committee	4,000	4,000

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

The table below shows the compensation paid to our non-employee directors during 2021.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)		Total ($)
Ian Smith	72,726	2,648,930	(3)	2,721,656
Matthew Arnold (7)	19,445	—		19,445
Clare Kahn, Ph.D	38,048	367,545	(4)	405,593
Martin Freed, M.D., F.A.C.P.	56,726	213,278	(5)	270,004
Robert Huffines	37,726	101,378	(6)	139,104
Georgia Keresty, Ph.D, M.PH.	37,164	367,545	(4)	404,709
Adam Koppel, M.D., Ph.D.	62,726	101,378	(6)	164,104
Sukumar Nagendran, M.D.	45,226	101,378	(6)	146,604
Rajeev Shah	42,726	101,378	(6)	144,104
Adam Stone	50,726	101,378	(6)	152,104
Lynne Sullivan	56,726	101,378	(6)	158,104

(1)

The amount in this column represents the aggregate grant date fair value of the award as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the award reported in this column are set forth in Note 9 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(2)

As of December 31, 2021, our non-employee directors held options to purchase shares of our common stock as follows: Mr. Smith: 419,000 shares; Mr. Arnold: 0 shares; Dr. Kahn 40,000; Dr. Freed: 55,000 shares; Mr. Huffines: 30,000; Dr. Keresty: 40,000 shares; Dr. Koppel: 30,000 shares; Dr. Nagendran: 30,000 shares; Mr. Shah: 30,000 shares; Mr. Stone: 30,000 shares; and Ms. Sullivan: 30,000 shares.

(3)	Consists of (i) an option to purchase 30,000 shares of our common stock granted on June 16, 2021 and (ii) an option to purchase 389,000 shares of our common stock granted on January 4, 2021.
(4)	Consists of an option to purchase 40,000 shares of our common stock granted on March 2, 2021.
(5)	Consists of (i) an option to purchase 25,000 shares of our common stock granted on April 27, 2021 and (ii) an option to purchase 30,000 shares of our common stock granted on June 16, 2021.
(6)	Consists of an option to purchase 30,000 shares of our common stock granted on June 16, 2021.
(7)	Mr. Arnold served as a director until June 16, 2021.

In respect of his services as executive chair of our board, on January 3, 2022, we granted Mr. Smith an option to purchase 194,500 shares of our common stock and 97,250 restricted stock units.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of February 16, 2022 by (i) each person whom we know to beneficially own more than 5% of our outstanding common stock, or a 5% stockholder, (ii) each director, (iii) each Named Executive Officer and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the address of each executive officer and director is c/o Solid Biosciences Inc., 141 Portland Street, Fifth Floor, Cambridge, MA 02139.

The number of shares of common stock “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of our common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after February 16, 2022. The percentage of beneficial ownership in the table below is based on 110,472,962 shares of common stock deemed to be outstanding as of February 16, 2022.

Unless otherwise indicated below, and subject to community property laws where applicable, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Perceptive Life Sciences Master Fund LTD (1)	13,412,552	12.14%
Entities affiliated with RA Capital Management, L.P. (2)	12,367,873	11.20%
EcoR1 Capital, LLC (3)	9,202,702	8.33%
BCLS SB Investco, LP (4)	7,929,918	7.18%
Ultragenyx Pharmaceutical Inc. (5)	7,825,797	7.08%
Suvretta Capital Management, LLC (6)	6,287,193	5.69%
BlackRock, Inc. (7)	6,253,209	5.66%
Named Executive Officers and Directors:
Ilan Ganot (8)	1,941,547	1.75%
Erin Powers Brennan (9)	81,250	*
Joel Schneider, Ph.D. (10)	488,451	*
Ian Smith (11)	970,246	*
Martin Freed, M.D., F.A.C.P. (12)	123,763	*
Robert Huffines (13)	50,000	*
Clare Kahn (14)	13,333	*
Georgia Keresty (15)	13,333	*
Adam Koppel, M.D., Ph.D. (16)	60,000	*
Sukumar Nagendran, M.D. (17)	104,258	*
Rajeev Shah (18)	12,417,873	11.24%
Adam Stone (19)	50,000	*
Lynne Sullivan (20)	50,000	*
All current directors and executive officers as a group (15 persons) (21)	16,985,764	15.08%

*	Less than one percent.
(1)

Consists of shares held by Perceptive Life Sciences Master Fund LTD, or the Master Fund.  Perceptive Advisors LLC is the investment manager to Master Fund and may be deemed to beneficially own the securities directly held by the Master Fund.  Joseph Edelman is the managing member of Perceptive Advisors LLC. Perceptive Advisors LLC and Mr. Edelman may be deemed to beneficially own the shares held by the Master Fund. The address of Perceptive is 51 Astor Place, 10th Floor, New York, NY 10003. Perceptive reports that it holds shared voting power and shared dispositive power with respect to all shares held by it. Based on information set forth in a Schedule 13D/A filed with the SEC on March 23, 2021.

(2)

Consists of 12,367,873 shares held by RA Capital Healthcare Fund, L.P. (“RA Capital Fund”). RA Capital Management, L.P. (“RA Capital”) is the investment manager for RA Capital Fund. The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Peter Kolchinsky and Mr. Rajeev Shah are the managing members. Rajeev Shah is a member of our board of directors. RA Capital, RA Capital Management GP, LLC, Dr. Kolchinsky and Mr. Shah may be deemed to have voting and investment power over the shares held of record by RA Capital Fund.  RA Capital, RA Capital Management GP, LLC, Dr. Kolchinsky and Mr. Shah expressly disclaim beneficial ownership over all shares held by RA Capital Fund, except to the extent of their pecuniary interest therein. The address for each of RA Capital Fund and RA Capital is c/o 200 Berkeley Street, 18th Floor, Boston, MA 02116.  Based on information set forth in a Schedule 13D/A filed with the SEC on March 25, 2021.

(3)

Consists of (a) 832,795 shares held by EcoR1 Capital, LLC (“EcoR1”) and (b) 8,369,907 shares held by EcoR1 Capital Fund Qualified, L.P. (“Qualified Fund”), where EcoR1 and Oleg Nodelman hold shared voting power and shared dispositive power. The address of EcoR1, the Qualified Fund and Oleg Nodelman is 357 Tehama Street #3, San Francisco, CA 94103. Based on information set forth in a Schedule 13G/A field with the SEC on February 14, 2022.

(4)

Consists of shares held by BCLS SB Investco, LP. (“BCLS”). Bain Capital Life Sciences Investors, LLC is the ultimate general partner of BCLS. As a result, Bain Capital Life Sciences Investors, LLC may be deemed to share voting and dispositive power with respect to the shares held by BCLS. The address of BCLS SB Investco, LP is c/o Bain Capital Life Sciences, LP, 200 Clarendon Street, Boston, Massachusetts 02116.  Based on information set forth in a Schedule 13D/A filed with the SEC on March 25, 2021.

(5)	Consists of shares held by Ultragenyx Pharmaceuticals, Inc. with principal executive offices located at 60 Leveroni Court, Novato, California 94949.
(6)

Consists of 6,287,193 shares held by Suvretta Capital Management, LLC (“Suvretta”), where Suvretta, Averill Master Fund, Ltd. ("Averill") and Aaron Cowen hold shared voting power and shared dispositive power. The address of Suvretta and Aaron Cowen is 540 Madison Avenue, 7th Floor, New York, New York 10022 and the address of Averilll is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands. Based on information set forth in a Schedule 13G/A field with the SEC on February 11, 2022.

(7)

Consists of 6,253,209 shares held by BlackRock, Inc. (“BlackRock”), where BlackRock holds sole voting power of 6,079,293. The address of BlackRock is 55 East 52nd Street, New York, New York 10055. Based on information set forth in a Schedule 13G/A field with the SEC on February 4, 2022.

(8)

Consists of (a) 1,141,462 shares held by Mr. Ganot as an individual, (b) 60,631 shares held by Mr. Ganot and Ms. Ganot as joint tenants with right of survivorship, (c) 290,914 shares held by Mr. Adam Ganot and Ms. Ganot, as trustees for the Ilan Ganot 2017 Irrevocable Trust, (d) 441,500 shares of common stock underlying options held by Mr. Ganot that are exercisable as of February 16, 2022 or will become exercisable within 60 days after such date, (e) 2,518 shares held by Ms. Ganot and (f) 4,522 shares of common stock underlying options held by Ms. Ganot that are exercisable as of February 16, 2022 or will become exercisable within 60 days after such date.

(9)	Consists of 81,125 shares of common stock underlying options held by Ms. Brennan that are exercisable as of February 16, 2022 or will become exercisable within 60 days after such date.
(10)

Consists of (a) 191,774 shares of common stock owned by Mr. Schneider, (b) 221,667 shares of common stock underlying options held by Mr. Schneider that are exercisable as of February 16, 2022 or will become exercisable within 60 days after such date, and (c) 75,000 shares of restricted stock units expected to vest within 60 days after February 16, 2022.

(11)

Consists of (a) 270,270 shares of common stock owned by Mr. Smith, (b) 675,664 shares of common stock underlying options held by Mr. Smith that are exercisable as of February 16, 2022 or will become exercisable within 60 days after such date, and (c) 24,312 shares of restricted stock units expected to vest within 60 days after February 16, 2022.

(12)

Consists of (a) 53,763 shares of common stock owned by Dr. Freed and (b) 70,000 shares of common stock underlying options held by Dr. Freed that are exercisable as of February 16, 2022 or will become exercisable within 60 days after such date.

(13)	Consists of 50,000 shares of common stock underlying options held by Mr. Huffines that are exercisable as of February 16, 2022 or will become exercisable within 60 days after such date.
(14)	Consists of 13,333 shares of common stock underlying options held by Ms. Kahn that are exercisable as of February 16, 2022 or will become exercisable within 60 days after such date.
(15)	Consists of 13,333 shares of common stock underlying options held by Ms. Keresty that are exercisable as of February 16, 2022 or will become exercisable within 60 days after such date.
(16)

Consists of 60,000 shares of common stock underlying options held by Dr. Koppel that are exercisable as of February 16, 2022 or will become exercisable within 60 days after such date.  Does not include shares of common stock held by BCLS SB Investco, LP ("BCLS"). Dr. Koppel is a Managing Director of Bain Capital Life Sciences Investors, LLC. As a result, by virtue of the relationships described in footnote 4 above, Dr. Koppel may be deemed to share beneficial ownership of such securities held by BCLS. Dr. Koppel’s address is c/o Bain Capital Life Sciences, LP, 200 Clarendon Street, Boston, Massachusetts 02116.

(17)

Consists of (a) 34,258 shares of common stock owned by Dr. Nagendran and (b) 70,000 shares of common stock underlying options held by Dr. Nagendran that are exercisable as of February 16, 2022 or will become exercisable within 60 days after such date.

(18)

Consists of shares held by RA Capital Fund as described in Footnote (2) above. Mr. Shah disclaims beneficial ownership of all shares held by RA Capital Fund, except to the extent of his pecuniary interest therein.  The address for each of RA Capital Fund and RA Capital is c/o 200 Berkeley Street, 18th Floor, Boston, MA 02116. Entities affiliated with RA Capital report that they hold shared voting power and shared dispositive power with respect to all shares held by them. In addition, the amount consists of 50,000 shares of common stock underlying options held by Mr. Shah for the benefit of RA Capital that are exercisable as of February 16, 2022 or will become exercisable within 60 days after such date.

(19)

Mr. Stone is Chief Investment Officer of Perceptive Advisors LLC. Mr. Stone disclaims beneficial ownership of the shares held by Perceptive. The address of Mr. Stone is 51 Astor Place, 10th Floor, New York, NY 10003. In addition, the amount consists of 50,000 shares of common stock underlying options held by Mr. Stone that are exercisable as of February 16, 2022 or will become exercisable within 60 days after such date.

(20)	Consists of 50,000 shares of common stock underlying options held by Ms. Sullivan that are exercisable as of February 16, 2022 or will become exercisable within 60 days after such date.
(21)

Includes (1) 2,167,387 shares of common stock underlying options that are exercisable as of February 16, 2022 or will become exercisable within 60 days after such date, (2) 30,000 warrant issued to purchase our common stock, and (4) 75,000 shares of restricted stock units expected to vest within 60 days after February 16, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2021. As of December 31, 2021, we had three equity compensation plans, our 2018 Plan, our 2020 Plan and our ESPP, each of which was approved by our stockholders. We have also made inducement awards to certain new hires, which awards were not approved by our stockholders.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,605,330	(1)	$9.86	8,557,152
Equity compensation plans not approved by security holders	917,000	(3)	5.39	-
Total	6,522,330		$9.23	8,557,152

(1) Reflects shares issuable upon exercise of options and settlement of RSUs.

(2) The weighted-average exercise price does not include RSUs, which have no exercise price.

(3) Represents inducement stock option and restricted stock unit awards granted to employees in accordance with Nasdaq Listing Rule 5635(c)(4), with an exercise price equal to the closing price of our common stock on the date of grant, for inducement stock option awards, and each inducement award vesting over four years in equal annual installments from the applicable employee’s new hire date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to the executive officer and director compensation arrangements discussed above under “Compensation of our executive officers and directors,” we describe transactions since January 1, 2020 to which we have been or will be a participant, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of our total assets at year-end for each of the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or 5% Security Holders, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

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

Name (1)	Number of Shares of Common Stock Purchased	Purchase Price
RA Capital Healthcare Fund, L.P.	4,938,282	$18,271,643
Blackwell Partners LLC - Series A	467,123	$1,728,355
Perceptive Life Sciences Master Fund, Ltd	4,054,054	$15,000,000
BCLS SB Investco, LP	3,189,189	$11,799,999
EcoR1 Capital Fund, L.P.	421,622	$1,560,001
EcoR1 Capital Fund Qualified, L.P.	2,281,080	$8,439,996
Boxer Capital, LLC	2,702,702	$9,999,997
Matthew Arnold	432,432	$1,599,998
Ian Smith	270,270	$999,999
Ilan Ganot	27,027	$100,000
(1)

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information about the shares held by the above identified entities and individuals.

Public offering

In March 2021, we issued and sold 25,000,000 shares of our common stock, including the full exercise by the underwriters of an option to purchase additional shares of common stock, at a price per share of $5.75 in a follow-on public offering. We received net proceeds of approximately $134.9 million, after deducting underwriter discounts and commissions and offering expenses. The number of shares that each of our directors, executive officers and holders of more than 5% of our voting securities purchased and the aggregate purchase price paid for such shares is set forth in the table below.

Name (1)	Number of Shares of Common Stock Purchased	Purchase Price
RA Capital Healthcare Fund, L.P.	2,206,685	$12,688,439
Blackwell Partners LLC - Series A	184,619	$1,061,559
Perceptive Life Sciences Master Fund, Ltd	2,608,695	$14,999,996
BCLS SB Investco, LP	869,565	$4,999,999

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

Other arrangements

We employ Annie Ganot, one of our Co-Founders and the wife of Ilan Ganot, as Vice President, Patient Advocacy. Mr. Ganot is our CEO and a member of our Board of Directors. Ms. Ganot receives an annual salary and bonus payments of less than $251,000 in the aggregate.

In respect of his services as a consultant to us for the year ending December 31, 2020, (i) on January 2, 2020, we granted Andrey Zarur, a former member of our board, an option to purchase 10,000 shares of our common stock, and (ii) we paid him $58,000.

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

In respect of his services as a consultant to us for the year ended December 31, 2020, (i) on February 10, 2020, we granted Mr. Smith an option to purchase 60,000 shares of our common stock and (ii) on June 16, 2020, we granted Mr. Smith an option to purchase 200,000 shares of our common stock. In respect of his services as a consultant to us for the year ending December 31, 2021, on January 4, 2021, we granted Mr. Smith an option to purchase 389,000 shares of our common stock.  In respect of his services as a consultant to us for the year ended December 31, 2021, on January 4, 2021, we granted Mr. Smith an option to purchase 389,000 shares of our common stock.

In November 2020, we entered into a consulting agreement with Danforth Advisors, LLC, or Danforth, an affiliate of Stephen DiPalma, our interim chief financial officer. Pursuant to the consulting agreement, Danforth provides us with the chief financial officer services of Mr. DiPalma, and other services, including financial planning, offering support and accounting services, in exchange for fees payable to Danforth based on hourly rates. We have paid Danforth approximately $0.7 million during the year ended December 31, 2021 and have made no payments during the year December 31, 2020. In accordance with the consulting agreement, in November 2020, we issued to Danforth a warrant to purchase 30,000 shares of our common stock at an exercise price per share of $3.29. The consulting agreement may be terminated by either party without cause upon 60 days’ prior written notice to the other party and with cause upon 30 days’ prior written notice to the other party.

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

Our Board of Directors has determined that all members of the Board of Directors, except Ilan Ganot and Ian Smith, are independent directors, as defined under applicable Nasdaq rules. In making such determination, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining his or her independence, including the beneficial ownership of our common stock by each non-employee director.  Our Board of Directors previously made a similar determination with respect to Mr. Arnold, who served as an independent member of our Board of Directors until June 2021. Mr. Ganot is not an independent director under applicable rules because he is our president and chief executive officer. Mr. Smith is not an independent director under applicable rules because of his former consulting relationship with our Company.

Our Board of Directors has determined that the composition of our committees currently complies with all applicable independence requirements of Nasdaq and the rules and regulations of the SEC.

Item 14.	Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, or PwC, for the fiscal years ended December 31, 2021 and 2020:

	2021	2020
Audit fees	$740,000	$690,000
Audit-related fees	-	-
Tax fees	51,095	36,290
All other fees	2,756	2,756
Total	$793,851	$729,046

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

Pre-approval policies

The audit committee has not adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm and, consequently, all audit and non-audit services are pre-approved by the whole audit committee or the chair of the audit committee. All fees for the fiscal years ended December 31, 2021 and 2020 were so pre-approved.

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

10.2†

Employment Agreement, dated as of January 25, 2019, by and between Solid Biosciences Inc. and Ilan Ganot. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on March 13, 2019).

10.3*†	Employment Agreement, dated as of January 25, 2019, by and between Solid Biosciences Inc. and Joel Schneider.

10.4*†	Employment Agreement, dated as of March 1, 2021, by and between Solid Biosciences Inc. and Erin Powers Brennan.

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

10.14#

License Agreement, dated as of August 3, 2017, by and between Solid Biosciences, LLC and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.15†	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.16	Sublease, dated as of January 30, 2018, by and between Solid Biosciences, LLC and Twitter, Inc. (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on March 29, 2018).

10.17

Lease Agreement, dated as of December 22, 2017, by and between Solid Biosciences, LLC and ARE-MA Region No. 59, LLC (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on March 29, 2018).

10.18*†	Summary of Non-Employee Director Compensation Program.

10.19

Securities Purchase Agreement, dated July 25, 2019, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2019).

10.20

Form of Pre-Funded Warrant to Purchase Common Stock to be issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 26, 2019).

10.21

Registration Rights Agreement, dated July 25, 2019, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 26, 2019).

10.22†

Consulting Agreement, dated as of November 19, 2020, by and between Solid Biosciences Inc. and Danforth Advisors, LLC. (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on March 15, 2021).

10.23†

Consulting Agreement, dated as of February 1, 2020, by and between Solid Biosciences Inc. and Ian F. Smith (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 7, 2020).

10.24†

Consulting Agreement, dated as of January 4, 2021, by and between Solid Biosciences Inc. and Ian F. Smith (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 14, 2021).

10.25*†	Executive Chair Agreement, effective January 1, 2022, by and between Solid Biosciences Inc. and Ian F. Smith.

10.26*†	2020 Equity Incentive Plan, as amended by Amendment No. 1 to 2020 Stock Incentive Plan.

10.27†	Form of Stock Option Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 6, 2020).

10.28*†	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan.

10.29#

Collaboration and License Agreement, dated as of October 22, 2020, by and between the Company and Ultragenyx Pharmaceutical Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.30

Stock Purchase Agreement, dated as of October 22, 2020, by and between the Company and Ultragenyx Pharmaceutical Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.31#

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

10.33

Securities Purchase Agreement, dated December 10, 2020, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 11, 2020).

10.34

Registration Rights Agreement, dated December 10, 2020, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 11, 2020).

10.35#

First Amendment, dated as of January 27, 2021, to the Exclusive Patent License by and between the Company and the Curators of the University of Missouri (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed on March 14, 2021).

10.36	Lease, dated June 15, 2021, between Solid Biosciences Inc. and Hood Park LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 16, 2021).

10.37*	Amendment No. 1 to Sublease, dated as of December 3, 2021, by and between Solid Biosciences, LLC and Twitter, Inc.

10.38†	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 3, 2021).

10.39†	Form of Nonstatutory Inducement Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 16, 2021).

10.40

Sales Agreement, dated March 13, 2019, by and between the Company and Jefferies LLC, as amended by Amendment No. 1 to the Sales Agreement, dated August 16, 2021, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 3, 2021).

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

SOLID BIOSCIENCES INC.

Date: March 14, 2022	By:	/s/ Ilan Ganot
Ilan Ganot President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Ilan Ganot Ilan Ganot	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2022

/s/ Stephen DiPalma Stephen DiPalma	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2022

/s/ Ian F. Smith Ian F. Smith	Chairman of the Board	March 14, 2022

/s/ Martin Freed Martin Freed	Director	March 14, 2022

/s/ Robert Huffines Robert Huffines	Director	March 14, 2022

/s/ Clare Kahn	Director	March 14, 2022
Clare Kahn
/s/ Georgia Keresty	Director	March 14, 2022
Georgia Keresty
/s/ Adam Koppel Adam Koppel	Director	March 14, 2022
/s/ Sukumar Nagendran Sukumar Nagendran	Director	March 14, 2022

/s/ Rajeev Shah Rajeev Shah	Director	March 14, 2022

/s/ Adam Stone Adam Stone	Director	March 14, 2022

/s/ Lynne Sullivan Lynne Sullivan	Director	March 14, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Solid Biosciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solid Biosciences Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 14, 2022

We have served as the Company’s auditor since 2017.

SOLID BIOSCIENCES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$119,136	$154,744
Available-for-sale securities	88,643	-
Prepaid expenses and other current assets	14,723	4,157
Accounts receivable - related party	110	-
Total current assets	222,612	158,901
Operating lease, right of use asset	1,142	3,579
Property and equipment, net	6,462	8,153
Other non-current assets	94	209
Restricted cash	2,070	327
Total assets	$232,380	$171,169
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,463	$3,274
Accrued expenses	9,528	8,640
Operating lease liabilities	1,263	1,999
Finance lease liabilities	232	208
Deferred revenue - related party	8,080	10,359
Other current liabilities	35	-
Total current liabilities	23,601	24,480
Operating lease liabilities, excluding current portion	275	2,419
Finance lease obligations, excluding current portion	293	525
Deferred revenue - related party, excluding current portion	-	10,359
Other non-current liabilities	-	1,300
Total liabilities	24,169	39,083
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2021 and December 31, 2020; no shares issued and outstanding at December 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2021 and December 31, 2020; 110,340,281 shares issued and outstanding at December 31, 2021 and 84,893,994 shares issued and outstanding at December 31, 2020; 2,158,329 pre-funded warrants outstanding at December 31, 2021 and December 31, 2020	112	87
Additional paid-in capital	684,901	536,568
Accumulated other comprehensive loss	(45)	-
Accumulated deficit	(476,757)	(404,569)
Total stockholders' equity	208,211	132,086
Total liabilities and stockholders' equity	$232,380	$171,169

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$13,620	$-	$-
Operating expenses:
Research and development	58,739	64,881	94,737
General and administrative	27,135	21,581	24,581
Restructuring expense	-	1,944	-
Total operating expenses	85,874	88,406	119,318
Loss from operations	(72,254)	(88,406)	(119,318)
Other income, net:
Interest income, net	64	115	1,580
Other income	2	1	515
Total other income, net	66	116	2,095
Net loss	$(72,188)	$(88,290)	$(117,223)
Net loss per share, basic and diluted	$(0.68)	$(1.70)	$(2.91)
Weighted average common stock outstanding, basic and diluted	106,770,372	51,937,147	40,289,290

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(72,188)	$(88,290)	$(117,223)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(45)	(1)	6
Comprehensive loss	$(72,233)	$(88,291)	$(117,217)

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(In thousands except for share data)

	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Equity (Deficit)
Balance at December 31, 2018	35,432,460	$35	$324,209	$(5)	$(199,056)	$125,183
Equity-based compensation	—	-	14,207	-	-	14,207
Sale of common stock, net of issuance costs of $2,102	10,607,525	11	47,212	-	-	47,223
Sale of pre-funded warrants	2295699	2	10,650	-	-	10,652
Forfeiture of restricted stock awards	(52,414)	-	-	-	-	-
Unrealized gain on available-for-sale securities	-	-	-	6	-	6
Net loss	-	-	-	-	(117,223)	(117,223)
Balance at December 31, 2019	48,283,270	48	396,278	1	(316,279)	80,048
Equity-based compensation	-	-	11,629	-	-	11,629
Sale of common stock, net of issuance costs of $3,790	30,633,952	31	109,387	-	-	109,418
Issuance of common stock, to a related party, in connection with the Stock Purchase Agreement	7,825,797	8	19,274	-	-	19,282
Vesting of restricted stock units	407,700	-	-	-	-
Forfeiture of restricted stock awards	(98,396)	-	-	-	-	0
Unrealized loss on available-for-sale securities	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(88,290)	(88,290)
Balance at December 31, 2020	87,052,323	87	536,568	-	(404,569)	132,086
Equity-based compensation	-	-	13,373	-	-	13,373
Sale of common stock, net of issuance costs of $8,872	25,000,000	25	134,853	-	-	134,878
Exercise of common stock options	11,625	-	41	-	-	41
Issuance of ESPP shares	44,681	-	66	-	-	66
Vesting of restricted stock units	419,193	-	-	-	-	-
Forfeiture of restricted stock awards	(29,212)	-	-	-	-	-
Unrealized loss on available-for-sale securities	-	-	-	(45)	-	(45)
Net loss	-	-	-	-	(72,188)	(72,188)
Balance at December 31, 2021	112,498,610	$112	$684,901	$(45)	$(476,757)	$208,211

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(72,188)	$(88,290)	$(117,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of premium/(discount) on available-for-sale securities	1,117	(20)	(279)
Equity-based compensation expense	13,373	11,629	14,207
Depreciation and amortization expense	2,964	3,922	2,824
Loss on sale of property and equipment	92	-	2
Gain on lease termination	(81)	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(9,247)	30	4,486
Accounts receivable - related party	(110)	-	-
Accounts payable	1,209	(3,431)	3,779
Accrued expenses and other current and non-current liabilities	(2,255)	(1,157)	(510)
Deferred revenue - related party, current and non-current	(12,638)	20,718	-
Net cash used in operating activities	(77,764)	(56,599)	(92,714)
Investing activities:
Purchases of property and equipment	(1,281)	(899)	(4,387)
Proceeds from sales and maturities of available-for-sale securities	51,444	7,900	60,399
Purchases of available-for-sale securities	(141,249)	(401)	(31,496)
Net cash (used in) provided by investing activities	(91,086)	6,600	24,516
Financing activities:
Proceeds from the issuance of common stock to a related party in connection with the Stock Purchase Agreement	-	19,282	-
Proceeds from issuance of common stock, net of issuance costs	134,878	113,208	49,325
Payment of offering costs	-	(3,790)	(2,102)
Proceeds from issuance of pre-funded warrants	-	-	10,652
Proceeds for exercise of stock options	41	-	-
Employee stock purchases and withholdings	66	-	-
Net cash provided by financing activities	134,985	128,700	57,875
Net (decrease) increase in cash, cash equivalents and restricted cash	(33,865)	78,701	(10,323)
Cash, cash equivalents, and restricted cash at beginning of period	155,071	76,370	86,693
Cash, cash equivalents, and restricted cash at end of period	$121,206	$155,071	$76,370
Supplemental disclosure of non-cash investing and financing activities:
Decrease in ROU asset and lease liability due to lease termination	(1,233)	-	-
Property and equipment included in accounts payable and accruals	104	20	490

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

The Company’s mission is to cure Duchenne muscular dystrophy (“Duchenne”), a genetic muscle-wasting disease predominantly affecting boys. It is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. The Company’s lead product candidate, SGT-001, is a gene transfer candidate under investigation for its ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease. SGT-001 has been granted Rare Pediatric Disease Designation and Fast Track Designation in the United States and Orphan Drug Designations in both the United States and European Union. The Company filed an Investigational New Drug application (“IND”) in September 2017 and initiated a Phase I/II clinical trial for SGT-001 in the United States during the fourth quarter of 2017, which is called IGNITE DMD. In November 2019, IGNITE DMD was placed on clinical hold by the U.S. Food and Drug Administration (“FDA”). In October 2020, following changes to the clinical protocol designed to enhance patient safety, improvements to its manufacturing process, and the provision of additional efficacy and safety data to the FDA, the Company announced that the FDA lifted the clinical hold placed on the Company’s IGNITE DMD Phase I/II clinical trial. In February 2021, the Company resumed treatment of patients in the IGNITE DMD clinical trial. In May 2021, the Company announced the advancement of a next-generation Duchenne microdystrophin gene transfer program, SGT-003, a preclinical candidate that combines a novel, rationally-designed capsid candidate with the Company’s proprietary neuronal Nitric Oxide Synthase (nNOS) containing microdystrophin construct.

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

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2021, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and prefunded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering and follow-on public offering in March 2021 and under its at-the-market sales agreement.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of December 31, 2021, the Company had an accumulated deficit of $476,757. During the year ended December 31, 2021, 2020 and 2019, the Company incurred a net loss of $72,188, $88,290 and $117,223, respectively. The Company used $77,764 of cash in operations for the year ended December 31, 2021. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $207,779 as of December 31, 2021, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

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

Restricted Cash

The Company held restricted cash of $2,070 and $327 in separate restricted bank accounts as security deposits for leases of the Company’s facilities as of December 31, 2021 and December 31, 2020, respectively. The Company has included restricted cash of $2,070 and $327 as a non-current asset as of December 31, 2021 and December 31, 2020, respectively. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$119,136	$154,744	$76,043	$86,366
Restricted cash, non-current	2,070	327	327	327
Cash and cash equivalents and restricted cash	$121,206	$155,071	$76,370	$86,693

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

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including clinical and preclinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance products.

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

The Company’s cash equivalents and available-for-sale securities are carried at fair value, determined according to the fair value hierarchy described above. See Note 4 Fair Value of Financial Assets and Liabilities, for additional information. The carrying values of the Company’s accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short-term nature of these liabilities.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract(s) with the customer; (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include salaries, equity-based compensation and benefits of employees, third-party license fees and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and external costs of outside vendors engaged to conduct both preclinical studies and clinical trials. Non-refundable pre-payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense as the goods or services are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

The Company may in-license the rights to develop and commercialize product candidates. For each in-license transaction the Company evaluates whether it has acquired processes or activities along with inputs that would be sufficient to constitute a “business” as defined under GAAP. A “business” as defined under GAAP consists of inputs and processes applied to those inputs that have the ability to create outputs. Although businesses usually have outputs, outputs are not required for an integrated set of activities to qualify as a business. When the Company determines that it has not acquired sufficient processes or activities to constitute a business, any up-front payments, as well as milestone payments, are immediately expensed as acquired research and development in the period in which they are incurred.

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

The fair value for restricted stock units, “RSU”, was calculated using the closing price of the Company’s common stock on the date of grant.

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

Comprehensive Loss

Comprehensive loss includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with members. The Company’s only element of other comprehensive income (loss) in all periods presented was unrealized gains (losses) from available-for-sale securities.

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

The Company’s preferred stock could entitle the holders of such shares to participate in dividends and not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. As of the year ended December 31, 2021 and 2020, there were no preferred stock issued or outstanding with any contractual rights.

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

The Company recognized other income of $0, $1 and $515 for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in the consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and clarifies and amends existing guidance to improve consistent application. The standard became effective for the Company beginning January 1, 2021. The amendments that are related to changes in ownership of foreign equity method investments or foreign subsidiaries are to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments that are related to franchise taxes that are partially based on income are to be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments under this ASU are to be applied on a prospective basis. The Company adopted the guidance effective January 1, 2021. The adoption of this new standard did not have a material impact on the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. The ASU also simplifies the accounting for convertible instruments by removing the beneficial conversion feature and cash conversion feature separation models. This ASU may be applied on a full retrospective or modified retrospective basis. This ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect the adoption to materially impact its financial position and results of operations.

Related Party

In October 2020, the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Ultragenyx Pharmaceutical Inc. (“Ultragenyx”). In connection with the Collaboration Agreement, Ultragenyx also purchased 7,825,797 shares of the Company’s common stock, which resulted in Ultragenyx becoming a related party of the Company.

In November 2020, the Company entered into a consulting agreement with Danforth Advisors, LLC (“Danforth”), an affiliate of Stephen DiPalma, our interim chief financial officer. Pursuant to the consulting agreement, Danforth provides the Company with the chief financial officer services of Mr. DiPalma, and other services, including financial planning, offering support and accounting services, in exchange for fees payable to Danforth based on hourly rates. The Company has paid Danforth approximately $700 as of December 31, 2021. In accordance with the consulting agreement, in November 2020, the Company issued to Danforth a warrant to purchase 30,000 shares of its common stock at an exercise price per share of $3.29. The consulting agreement may be terminated by either party without cause upon 60 days’ prior written notice to the other party and with cause upon 30 days’ prior written notice to the other party.

3. Collaborations

Ultragenyx Collaboration Agreement

Collaboration Agreement

On October 22, 2020 (the “Effective Date”), the Company entered into the Collaboration Agreement with Ultragenyx to focus on the development and commercialization of new gene therapies for Duchenne Muscular Dystrophy. The Company granted Ultragenyx an exclusive worldwide license for any pharmaceutical product that expresses the Company’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for the treatment of Duchenne Muscular Dystrophy and other diseases resulting from the lack of functional dystrophin (the “Licensed Products”).  The Company retains exclusive rights to all other uses of its microdystrophin proteins, including under its existing SGT-001 program.

The Company is conducting certain research and development activities with respect to the development of the Licensed Products. Ultragenyx will reimburse the Company for personnel and out-of-pocket costs that the Company incurs in conducting such development activities.

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

Stock Purchase Agreement

In connection with the execution of the Collaboration Agreement, Ultragenyx and the Company also entered into a stock purchase agreement (the “Stock Purchase Agreement”) on October 22, 2020 (the “Closing Date”), pursuant to which the Company issued and sold 7,825,797 shares of its common stock (the “Shares”) to Ultragenyx at a price of $5.1113 per share for an aggregate purchase price of approximately $40,000. The Stock Purchase Agreement contains customary representations, warranties and covenants of each of the parties thereto. Following the sale of the Shares, Ultragenyx beneficially owned approximately 14.45% of the Company’s outstanding common stock. As of December 31, 2021, Ultragenyx beneficially owned approximately 7.1% of the Company’s outstanding common stock.

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

Ultragenyx is a related party since Ultragenyx is one of the Company’s significant stockholders. $13,620 and $0 has been recognized as related party revenue as the Company has performed services under the Collaboration Agreement for the year ended December 31, 2021 and December 31, 2020, respectively. Further, the Company has made no payments to Ultragenyx during the years ended December 31, 2021 and 2020. There is $110 and $0 due from Ultragenyx as of December 31, 2021 and December 31, 2020, respectively.  The amount received is deferred as a contract liability on the Company’s consolidated balance sheet as the performance obligation has not been fully satisfied as of December 31, 2021. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation is recorded in related party deferred revenue at December 31, 2021.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the year ended December 31, 2021:

	Balance as of December 31, 2020	Additions	Deductions	Balance as of December 31, 2021
Related party collaboration receivable	$—	$982	$(872)	$110
Contract liabilities:
Deferred revenue	20,718	982	(13,620)	8,080

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$-	$75,224	$-	$75,224
Available-for-sale securities	-	88,643	-	88,643
	$-	$163,867	$-	$163,867

	Fair Value Measurements as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$-	$84,462	$-	$84,462
	$-	$84,462	$-	$84,462

As of December 31, 2021 the fair values of the Company’s available-for-sale securities were determined using level two inputs. During the year ended December 31, 2021, there were no transfers between Level 1, Level 2 and Level 3. As of December 31, 2020 there were no available-for-sale securities.

The fair value of the Company’s cash, restricted cash, accounts payable, accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

5. Available-for-Sale Securities

As of December 31, 2021 the fair value of available-for-sale debt securities by type of security was as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain		Gross Unrealized Loss	Fair Value
Investments:
Treasury bill	$2,800		$-	$-	$2,800
Corporate bond securities	83,889		-	(45)	83,844
Commercial paper	1,999		-	-	1,999
	$88,688	$		$(45)	$88,643

As of December 31, 2020, there were no available-for-sale securities.

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2021
	Amortized Cost	Fair Value
Due in one year or less	$88,688	$88,643
Total available-for-sale securities	$88,688	$88,643

The average maturity of the Company’s available-for-sale securities as of December 31, 2021 was approximately 0.7 years.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2021	2020
Prepaid research and development expenses	$6,015	$2,674
Prepaid expenses and other assets	8,708	1,483
	$14,723	$4,157

7. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2021	2020
Furniture and fixtures	$212	$203
Laboratory equipment	10,719	9,631
Leasehold improvements	4,713	4,713
Computer equipment	436	436
Computer software	553	553
Construction in process	1,490	1,330
	18,123	16,866
Less accumulated depreciation	11,661	8,713
	$6,462	$8,153

Depreciation expense was $2,964, $3,922 and $2,824 for the years ended December 31, 2021, 2020 and 2019, respectively.

8. Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2021	2020
Accrued research and development	$1,507	$2,091
Accrued compensation	3,084	3,834
Accrued other	4,937	2,715
	$9,528	$8,640

9. Equity-Based Compensation

Equity Incentive Plans

In connection with the closing of the Company’s initial public offering, the Board of Directors and stockholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”), which provides for the reservation of 5,001,000 shares of common stock for equity awards. On June 16, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”) which consists of (i) 3,000,000 shares of common stock and (ii) additional shares of common stock (up to 4,879,025) as is equal to (i) the number of shares reserved under the 2018 Plan that remain available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by the Company’s stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

As of the effective date of the 2020 Plan, no further awards will be made under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective and are governed by their existing terms.

On June 16, 2021, the Company’s stockholders approved an amendment to the 2020 Plan to reserve an additional 7,000,000 shares of common stock for issuance under the plan. At December 31, 2021, 8,557,152 shares remained available for future issuance under the 2020 Plan. Under the 2020 Plan, stock options may not be granted at less than fair value on the date of grant.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was adopted by the Board of Directors on April 14, 2021, approved by the stockholders on June 16, 2021, and became effective on June 16, 2021. The number of shares of the Company’s common stock reserved for issuance under the 2021 ESPP is 1,102,885 shares. At December 31, 2021, 1,058,204 shares remained available for future issuance under the 2021 ESPP.

Stock Options

The following table summarizes the Company’s stock option activity for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)
Outstanding at December 31, 2020	3,117,775	$14.58	7.78
Granted	3,708,345	5.92
Exercised	(11,625)	3.55
Forfeitures	(801,859)	14.85
Outstanding at December 31, 2021	6,012,636	9.23	8.49
Vested and expected to vest as of December 31, 2021	6,012,636	$9.23	8.49
Exercisable at December 31, 2021	1,939,881	$13.50	7.63

At December 31, 2021, the Company had an aggregate of $15,606 of unrecognized equity-based compensation cost related to stock options outstanding which is expected to be recognized over a weighted average period of 2.59 years. The intrinsic value of stock options outstanding as of December 31, 2021 and 2020 was $0 and $910, respectively. The intrinsic value of stock options exercisable as of December 31, 2021 was $0. The intrinsic value of stock options exercised during the year ended December 31, 2021 was $41.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table for the years ended December 31:

	2021	2020	2019
Expected volatility	115.5% - 123.9%	21.3% - 119.5%	85.1% - 104.7%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	5.1 - 6.25	4.50 - 10.00	5.10 - 6.25
Risk-free rate	0.4% - 1.4%	0.6% - 3.4%	1.5% - 2.6%

The weighted average fair value of options to purchase shares of common stock granted during the year ended December 31, 2021 and 2020 was $5.05 and $2.69, respectively.

Restricted Stock Units

In 2021 and 2020, the Board of Directors issued restricted stock units to employees. Restricted stock unit grants typically vest over one or two years.

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2021:

	Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	918,395	$3.17
Granted	220,750	2.25
Vested	(419,193)	3.21
Forfeitures	(210,258)	3.13
Outstanding at December 31, 2021	509,694	$2.75
Unvested as of December 31, 2021	509,694	$2.75

At December 31, 2021, the Company had an aggregate of $607 of unrecognized equity-based compensation cost related to restricted stock units outstanding. The unrecognized expense for the restricted stock units is expected to be recognized over a weighted average period of 1.7 years.

Restricted Common Stock

In connection with the Company’s Corporate Conversion on January 25, 2018, all restricted Series B and D common units were converted to restricted shares of common stock. The following table summarizes the Company’s unvested restricted shares of common stock activity for the year ended December 31, 2021:

	Units	Weighted- Average Grant Date Fair Value
Unvested restricted Common Units at December 31, 2020	70,052	$9.83
Releases	(40,840)	10.50
Forfeitures	(29,212)	8.89
Unvested restricted Common Units at December 31, 2021	-	$-

The aggregate intrinsic value of restricted common units that vested during the years ended December 31, 2021, 2020, and 2019 were $199, $522, and $135, respectively.

At December 31, 2021, the Company had an aggregate of $0 of unrecognized equity-based compensation related restricted shares of common stock.

The Company recorded equity-based compensation expense in the following captions within its consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019

	For the Year Ended December 31,
	2021	2020	2019
Research and development expenses	$6,289	$5,822	$8,006
General and administrative expenses	7,084	4,956	6,201
Restructuring expenses	-	851	-
	$13,373	$11,629	$14,207

10. Leases

In January 2018, the Company executed a lease agreement for lab space in Cambridge, Massachusetts. The lease consists of approximately 9,500 square feet with an initial term of five years with the option to extend the term for one additional two year term. The future minimum rent commitment for the initial five-year term is approximately $1,900. The future minimum rent commitment for the lease term as of December 31, 2021 is approximately $1,090. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In January 2018, the Company executed a lease agreement for office space in Cambridge, Massachusetts. The space serves as the Company’s corporate headquarters and consists of approximately 16,000 square feet. The initial term of the lease runs through February 2022 and was extended through May 2022. The future minimum rent commitment for the lease term as of December 31, 2021 is approximately $544. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

In November 2018, the Company entered into a 48-month capital lease for certain lab equipment to be used at its facility in Cambridge, Massachusetts. The future minimum lease commitment for the lease term as of December 31, 2021 is approximately $576.

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

In June 2021, the Company entered into a lease with Hood Park LLC (“Landlord”), pursuant to which the Company will lease approximately 49,869 square feet of office, laboratory, research and development and manufacturing space located in Charlestown, Massachusetts (“Premises”). The Company intends to relocate its corporate headquarters to the Premises in May 2022. The term of the lease commences on the later of (i) the date the Landlord delivers the Premises to the Company or (ii) the earlier of (a) the date the Company’s work on the Premises is substantially completed, (b) the date the Company commences business operations in the Premises, or (c) the one hundred twentieth (120th) day following the Landlord’s satisfaction of item (i) above. The initial term of the lease will be for a ten-year period commencing on the lease commencement date, unless earlier terminated.

The lease provides the Company with an option to extend the lease for an additional five-year term. The Company and the Landlord are each obligated to undertake certain improvements prior to the commencement of the lease, and significant improvements  were still in progress as of December 31, 2021. The lease will commence when the construction of the lessor assets is substantially complete, which is expected to be in May 2022. The monthly lease payment is approximately $305 with annual escalation of approximately 3%. The lease includes a $10,223 construction allowance.

The Company was required to post a customary letter of credit in the amount of $1,833, subject to decrease on a set schedule, as a security deposit pursuant to the lease. For the year ended December 31, 2021, the Company incurred approximately $5,833 of construction costs that are reimbursable by the landlord.

As of December 31, 2021, minimum future lease payments for these operating and finance leases were as follows:

	Finance Leases	Operating Leases
2022	$276	$1,355
2023	300	279
2024	—	—
2025	—	—
Thereafter	—	—
Total	576	1,634
Less: Imputed Interest	51	96
Total Lease Liabilities	$525	$1,538

The Company recorded rent expense of $2,568, $2,562 and $2,500 for the years ended December 31, 2021, 2020, and 2019, respectively.

Short-term lease and variable lease costs were not material for the year ended December 31, 2021 and 2020.

The supplemental disclosure of cash flow information related to the Company’s leases and the weighted average remaining lease term and weighted average discount rate of the Company’s leases are as follows:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2021	2020	2019
Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,408	$2,408	$2,288
Operating lease liabilities arising from obtaining right-of-use-assets	$310	$1,629	$1,629
Finance lease liabilities arising from obtaining right-of-use assets	$—	$—	$—
Weighted-average remaining lease term (in years)
Operating lease	1.0	2.8	3.5
Finance lease	2.3	2.3	3.5
Weighted-average discount rate
Operating lease	11.9%	12.6%	12.5%
Finance lease	10.7%	10.7%	10.7%

11. Commitments and Contingencies

Letter of Credit

The Company had outstanding letters of credit in the amounts of $2,070 and $327 at December 31, 2021 and 2020, respectively, which were required as a condition of the Company’s office and laboratory leases.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 and 2020.

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of December 31, 2021.

12. License Agreements

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

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. The Company is required to reimburse the University of Washington for costs incurred in applying for, prosecuting and maintaining patents and pay up to an aggregate of approximately $1,000 upon the achievement of certain milestones. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. In October 2020, the license agreement was amended such that the Company was required to pay the University of Washington $375 in connection with the execution of the Collaboration Agreement. This payment was recorded as a research and development expense in the fourth quarter of 2020. The license agreement was also amended such that the Company is required to pay an aggregate of approximately $3,400 upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2021, 2020, and 2019. The Company must also pay royalties of a low single digit percentage of future sales by the Company and its sublicensees of products developed under the licensed patent rights. In addition, the Company must pay an annual maintenance fee until certain milestones are achieved, at which time a minimum annual royalty requirement will replace such maintenance fee and will apply to the Company and its sublicensees.

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

The Company recorded research and development expense in the amount of $60, $446, and $38 for the years ended December 31, 2021, 2020, and 2019, respectively, under the agreement.

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

Under the agreement, in the event the Company grants a sublicenses to another party, the Company is required to pay the University of Missouri a percentage of the consideration received. The license agreement was amended such that the Company was required to pay the University of Missouri $750 in 2021 and $1,300 in 2022 as a result of the execution of the Collaboration Agreement with Ultragenyx in October 2020. These amounts were recorded as a research and development expense in the fourth quarter of 2020. The Company paid $750 in February 2021 and $1,300 in February 2022. The license agreement was also amended such that the Company is required to pay an aggregate of approximately $1,900 upon the achievement of certain milestones.

There were no milestones achieved during the years ended December 31, 2021, 2020, and 2019. The Company must pay a royalty of a low single digit percentage of future sales or by its sublicensees of products developed using the licensed patents. In addition, the Company must pay an annual maintenance fee until certain milestones are achieved, after which time a minimum annual royalty will replace such maintenance fee.

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

The Company recorded research and development expense in the amount of $195, $2,111, and $23 for the years ended December 31, 2021, 2020, and 2019, respectively, under the agreement.

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

In consideration for the rights granted by the agreement, the Company paid a one-time license fee and a separate fee to cover past patent prosecution costs, which the Company recorded as a research and development expense in 2016. The Company is required to reimburse the University of Michigan for costs incurred in applying for, prosecuting and maintaining patents, and pay up to an aggregate of approximately $1,000 upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2021, 2020, and 2019. The Company must also pay a royalty of a low single digit percentage on future sales by the Company or its sublicensees of products developed using the licensed rights, with a minimum annual royalty after certain milestones are achieved. In addition, the Company must pay an annual maintenance fee in any year in which the minimum annual royalty is not reached.

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

The Company recorded and research and development expense in the amount of $37, $35 and $39 for the years ended December 31, 2021, 2020, and 2019, respectively, under the agreement.

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

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2016. The Company is required to pay an annual license maintenance fee until certain milestones are achieved, after which time the annual maintenance fee will increase annually. Such annual maintenance fee will further increase if the Company grants certain rights to a sublicensee or strategic partner with whom the Company collaborates on the development and commercialization of licensed products. The annual maintenance fee is creditable against royalty payments. The Company also must pay a milestone payment within thirty days after achieving certain milestones. There were no milestones achieved during the years ended December 31, 2021, 2020, and 2019. The Company must pay a royalty of a low single digit percentage on future sales by the Company or its sublicensees of products developed using the licensed technology.

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

The Company recorded research and development expense in the amount of $10, $0 and $10 for the years ended December 31, 2021, 2020, and 2019, respectively, under the agreement.

In August 2017, the Company entered into another license agreement with Harvard College, under which the Company obtained a non-exclusive, royalty-bearing, sublicensable, worldwide license to use certain intellectual property owned by Harvard College to develop, manufacture, and commercialize products for use in the treatment of Duchenne.

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2017. The Company is required to pay an annual license maintenance fee until certain milestones are achieved, after which time the annual maintenance fee will increase annually. Such annual maintenance fee will further increase if the Company grants certain rights to a sublicensee or strategic partner with whom the Company collaborates on the development and commercialization of licensed products. The annual maintenance fee is creditable against royalty payments. The Company also must pay a milestone payment within thirty days after achieving certain milestones. There were no milestones achieved during the years ended December 31, 2021, 2020, and 2019. The Company must pay a royalty of a low single digit percentage on future sales by the Company or its sublicensees of products developed using the licensed technology.

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

The Company recorded research and development expense in the amount of $5, $0 and $5 for the years ended December 31, 2021, 2020, and 2019, respectively, under the agreement.

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

13. Net Loss per Share

Basic and diluted net loss per share were calculated as follows:

The numerator for basic and diluted net loss per share is as follows:

	For the Year Ended December 31,
	2021	2020	2019
Net loss	$(72,188)	$(88,290)	$(117,223)

The denominator is as follows:

	For the Year Ended December 31,
	2021	2020	2019
Weighted average common stock outstanding, basic and diluted	104,612,043	49,675,603	39,326,983
Weighted average pre-funded warrants to purchase common stock	2,158,329	2,261,544	962,307
Total	106,770,372	51,937,147	40,289,290

Net loss per share, basic and diluted is as follows:

	For the Year Ended December 31,
	2021	2020	2019
Net loss per share, basic and diluted	$(0.68)	$(1.70)	$(2.91)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	For the Year Ended December 31,
	2021	2020	2019
Options to purchase shares of common stock	6,012,636	3,117,775	2,610,975
Unvested restricted stock units	509,694	918,395	245,100
Unvested shares of common stock	—	70,052	352,952
	6,522,330	4,106,222	3,209,027

14. Income Taxes

The Company recorded no tax benefit for the years ended December 31, 2021 and 2020 for the net operating losses incurred due to its uncertainty of realizing a benefit from those items.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.4%	6.0%
Permanent differences	0.5%	(0.4)%
Tax credits	12.1%	9.6%
Change in deferred tax rate	0.3%	0.0%
Stock compensation cancelations	(1.9)%	0.0%
Other	0.1%	(0.4)%
Valuation allowance	(38.5)%	(35.8)%
	0.0%	0.0%

The Company established deferred tax assets and liabilities on identified book to tax temporary differences as of the date of conversion to a C-corporation. Deferred income taxes reflect the net tax effects of these temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Tax loss carryforwards	$60,405	$53,321
Tax credit carryforwards	36,905	28,154
Deferred expenses	420	1,200
Accrued expenses	815	994
Stock compensation	7,821	5,909
Intangible assets	19,919	12,034
Depreciation	224	-
Other	2,373	144
Total deferred tax assets	128,882	101,756
Valuation allowance	(128,570)	(100,740)
Deferred tax liabilities:
Right of use asset	(312)	(972)
Depreciation	—	(44)
Total deferred tax liabilities	(312)	(1,016)
Net deferred taxes	$-	$-

As of December 31, 2021, the Company has federal net operating loss carryforwards of $219,928 which may be available to offset future taxable income and do not expire, but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2021, the Company has state net operating loss carryforwards of approximately $218,052 which may be available to offset future taxable income and begin to expire in 2038. The Company also had federal and state tax credits of $34,606 and $2,910, respectively, which may be used to offset future tax liability and each of which begin to expire in 2033. The Company’s ability to utilize these federal and state carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

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

As of December 31, 2021 and 2020, the Company did not have unrecognized tax benefits. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of December 31, 2021 and 2020, no interest and penalties have been recorded.

15. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the plan may be made at the discretion of the Company’s Board of Directors. The Company made $241 of contributions during the year ended December 31, 2021. The company had made no contributions to the plan during the years ended December 31, 2020 and December 31, 2019.

16. Restructuring

In 2021, the Company did not incur any restructuring expense. The company paid $62 during the first quarter of 2021 related to restructuring accrued as of December 31, 2020.

In January 2020, the Company’s Board of Directors approved a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of its business following the Company’s November 2019 announcement that the SGT-001 IGNITE DMD trial was placed on clinical hold by the FDA.

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

The following table shows the total amount expected to be incurred and the liability related to the 2020 restructuring for the years ended December 31, 2021 and December 31, 2020:

One-Time Employee Termination Benefits
Accrued restructuring costs as of December 31, 2019	$-
Restructuring charges incurred during the period	1,944
Amounts paid during the period	(1,882)
Accrued restructuring costs as of December 31, 2020	$62
Restructuring charges incurred during the period	-
Amounts paid during the period	(62)
Accrued restructuring costs as of December 31, 2021	$-