Form 10-Q
period 2022-06-30
Solid Biosciences Inc.
filed 2022-08-11
CIK 1707502

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-38360

Solid Biosciences Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0943402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Rutherford Avenue, Third Floor Charlestown, MA	02129
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 337-4680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock $0.001 par value per share	SLDB	The Nasdaq Global Select Market

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

As of August 8, 2022, the registrant had 112,989,773 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$54,311	$119,136
Available-for-sale securities	108,572	88,643
Prepaid expenses and other current assets	7,319	14,723
Restricted cash, current	237	—
Accounts receivable - related party	—	110
Total current assets	170,439	222,612
Property and equipment, net	6,847	6,462
Operating lease, right-of-use assets	28,939	1,142
Other non-current assets	438	94
Restricted cash	1,833	2,070
Total assets	$208,496	$232,380
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,109	$4,463
Accrued expenses	16,141	9,528
Operating lease liabilities	33	1,263
Finance lease liabilities	412	232
Other current liabilities	23	35
Deferred revenue - related party	—	8,080
Total current liabilities	21,718	23,601
Operating lease liabilities, excluding current portion	24,543	275
Finance lease liabilities, excluding current portion	—	293
Total liabilities	46,261	24,169
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2022 and December 31, 2021; 112,964,698 shares issued and outstanding at June 30, 2022 and 110,340,281 shares issued and outstanding at December 31, 2021; no pre-funded warrants outstanding at June 30, 2022 and 2,158,329 pre-funded warrants outstanding at December 31, 2021	112	112
Additional paid-in capital	689,422	684,901
Accumulated other comprehensive loss	(122)	(45)
Accumulated deficit	(527,177)	(476,757)
Total stockholders’ equity	162,235	208,211
Total liabilities and stockholders’ equity	$208,496	$232,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue - related party	$6,169	$3,594	$8,094	$6,929
Operating expenses:
Research and development	23,180	15,513	43,125	29,719
General and administrative	6,851	6,766	14,203	12,781
Restructuring charges	1,520	—	1,520	—
Total operating expenses	31,551	22,279	58,848	42,500
Loss from operations	(25,382)	(18,685)	(50,754)	(35,571)
Other income (expense), net	290	(10)	334	(24)
Net loss	$(25,092)	$(18,695)	$(50,420)	$(35,595)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.17)	$(0.45)	$(0.35)
Weighted average shares of common stock outstanding, basic and diluted	112,859,461	112,298,982	112,735,101	100,850,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(25,092)	$(18,695)	$(50,420)	$(35,595)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(71)	(11)	(77)	(11)
Comprehensive loss	$(25,163)	$(18,706)	$(50,497)	$(35,606)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	For the Three Months Ended June 30, 2022
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2022	112,781,291	$112	$687,535	$(51)	$(502,085)	$185,511
Equity-based compensation	—	—	1,814	—	—	1,814
Vesting of restricted stock units	30,576	—	—	—	—	—
Issuance of ESPP shares	152,831		73			73
Unrealized loss on available-for-sale securities	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	(25,092)	(25,092)
Balance at June 30, 2022	112,964,698	$112	$689,422	$(122)	$(527,177)	$162,235

	For the Six Months Ended June 30, 2022
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	112,498,610	$112	$684,901	$(45)	$(476,757)	$208,211
Equity-based compensation	—	—	4,426	—	—	4,426
Exercise of pre-funded warrants	—	—	22	—	—	22
Vesting of restricted stock units	313,257	—	—	—	—	—
Issuance of ESPP shares	152,831	—	73	—	—	73
Unrealized loss on available-for-sale securities	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(50,420)	(50,420)
Balance at June 30, 2022	112,964,698	$112	$689,422	$(122)	$(527,177)	$162,235

	For the Three Months Ended June 30, 2021
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2021	112,446,896	$112	$674,357	$—	$(421,469)	$253,000
Equity-based compensation	—	—	3,635	—	—	3,635
Exercise of stock options	2,475	—	9	—	—	9
Vesting of restricted stock units	6,262	—	—	—	—	—
Forfeiture of restricted stock awards	(1,312)	—	—	—	—	—
unrealized loss on available-for-sale securities	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(18,695)	(18,695)
Balance at June 30, 2021	112,454,321	$112	$678,001	$(11)	$(440,164)	$237,938

	For the Six Months Ended June 30, 2021
	Common Stock	Amount	Additional Paid In capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	87,052,323	$87	$536,568	$—	$(404,569)	$132,086
Equity-based compensation	—	—	6,542	—	—	6,542
Sale of common stock, net of issuance costs of $8,872	25,000,000	25	134,853	—	—	134,878
Exercise of stock options	10,625	—	38	—	—	38
Vesting of restricted stock units	419,193	—	—	—	—	—
Forfeiture of restricted stock awards	(27,820)	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(35,595)	(35,595)
Balance at June 30, 2021	112,454,321	$112	$678,001	$(11)	$(440,164)	$237,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(50,420)	$(35,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on available-for-sale securities	526	7
Equity-based compensation expense	4,426	6,542
Depreciation expense	1,431	1,453
Loss on disposal of property and equipment	—	3
Gain on termination of lease	(249)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	586	621
Accounts receivable - related party	110	(286)
Accounts payable	373	(318)
Accrued expenses and other current and non-current liabilities	8,229	(4,529)
Deferred revenue- related party, current and non-current	(8,080)	(6,364)
Net cash used in operating activities	(43,068)	(38,466)
Cash flows from investing activities:
Purchases of property and equipment	(1,320)	(384)
Proceeds from sale and maturities of available-for-sale securities	92,156	—
Purchases of available-for-sale securities	(112,688)	(48,368)
Net cash used in investing activities	(21,852)	(48,752)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	134,878
Proceeds from exercise of warrants	22	—
Employee stock purchases and withholding	73	—
Proceeds from exercise of stock options	—	38
Net cash provided by financing activities	95	134,916
Net (decrease) increase in cash, cash equivalents and restricted cash	(64,825)	47,698
Cash, cash equivalents, and restricted cash at beginning of period	121,206	155,071
Cash, cash equivalents, and restricted cash at end of period	$56,381	$202,769
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$29,126	$—
Decrease in right-of-use asset due to lease termination	$(464)	$(1,233)
Property and equipment included in accounts payable and accruals	$600	$47

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

The Company’s mission is to cure Duchenne muscular dystrophy (“Duchenne”), a genetic muscle-wasting disease predominantly affecting boys. It is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. The Company’s two product candidates, SGT-001 and SGT-003, are gene transfer candidates under investigation for their ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease.

SGT-001 has been granted Rare Pediatric Disease Designation and Fast Track Designation in the United States and Orphan Drug Designations in both the United States and European Union. The Company filed an Investigational New Drug application (“IND”) in September 2017 and enrolled patients in a Phase I/II clinical trial for SGT-001, called IGNITE DMD, in the United States between the fourth quarter of 2017 and the fourth quarter of 2021. In March 2022, the Company reported two-year interim safety and efficacy data from the first three patients treated with SGT-001 in the 2E14 vg/kg dose cohort of IGNITE DMD, which results suggested durable benefit compared with natural history trajectories 24 months post-administration of SGT-001 across functional, pulmonary and patient reported outcome measures. In addition, no new drug-related safety findings have been identified in patients treated with SGT-001 in IGNITE DMD in post-dosing periods of approximately six months to four years. In April 2022, the Company announced that it had concluded enrollment in IGNITE DMD. Development activities, including manufacturing scale-up, testing and regulatory discussions with the Food and Drug Administration (FDA) are ongoing. The company expects to continue dosing patients using SGT-001 in 2023 with product made using the new transient-based process. The company also expects to share additional data from IGNITE DMD in early 2023, including the study’s primary one-year analysis of all treated patients as well as three-year longitudinal data from Patients Four through Six.

In May 2021, the Company announced the advancement of a next-generation Duchenne microdystrophin gene transfer program, SGT-003, a preclinical candidate that combines AAV-SLB101, a novel and rationally designed AAV capsid with the Company’s proprietary neuronal Nitric Oxide Synthase (“nNOS”) containing microdystrophin construct. AAV-SLB101 was screened in Solid’s internal development platform for enhanced muscle tropic capsids.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through June 30, 2022, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units, the sale of common stock and prefunded warrants to purchase shares of its common stock in private placements, the sale of common stock in its initial public offering and follow-on public offering in March 2021 and sales of common stock under an at-the-market sales agreement, dated March 13, 2019, as amended on August 16, 2021 (the “ATM Sales Agreement”), by and between the Company and Jefferies LLC (“Jefferies”).

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of June 30, 2022, the Company had an accumulated deficit of $527,177. During the three and six months ended June 30, 2022, the Company incurred a net loss of $25,092 and $50,420, respectively, and the Company used $43,068 of cash in operations for the six months ended June 30, 2022. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $162,883 as of June 30, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects it may finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of Solid Biosciences Inc. and its wholly owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Restricted Cash

The Company held restricted cash of $2,070 in separate restricted bank accounts as security deposits for leases of the Company’s facilities as of June 30, 2022 and December 31, 2021. As of June 30, 2022, the Company classified $237 and $1,833 as current and non-current assets, respectively. As of December 31, 2021, the Company classified $2,070 as a non-current asset. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents as presented on balance sheet	$54,311	$119,136	$200,609	$154,744
Restricted cash, current as presented on balance sheet	237	—	90	—
Restricted cash, non-current, as presented on balance sheet	1,833	2,070	2,070	327
Cash and cash equivalents and restricted cash as presented on cash flow statement	$56,381	$121,206	$202,769	$155,071

Leases

At inception of a contract, the Company determines if a contract meets the definition of a lease. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company determines if the contract conveys the right to control the use of an identified asset for a period of time. The Company assesses throughout the period of use whether the Company has both of the following: (1) the right to obtain substantially all of the economic benefits from use of the identified asset and (2) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified asset. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the minimum future lease payments. The Company’s policy is to not record leases with an original term of twelve months or less on the consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Certain lease agreements include rental payments that are adjusted periodically for inflation or other variables. In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. Such adjustments to rental payments and variable non-lease components are treated as variable lease payments and recognized in the period in which the obligation for these payments was incurred. Variable lease components and variable non-lease components are not measured as part of the right-of-use asset and liability. Only when lease components and their associated non-lease components are fixed are they accounted for as a single lease component and recognized as part of a right-of-use asset and liability. Total contract consideration is allocated to the combined fixed lease and non-lease components.

In June 2021, the Company entered into a lease with Hood Park LLC (“Landlord”), pursuant to which the Company leases approximately 49,869 square feet of office, laboratory, research and development and manufacturing space located in Charlestown, Massachusetts (“Premises”). The Company relocated its corporate headquarters to the Premises in June 2022. The initial term of the lease commenced in June 2022 when the construction of the lessor assets was substantially completed and continues for a ten-year period, unless earlier terminated. The lease provides the Company with an option to extend the lease for an additional five-year term. The Company and the Landlord were each obligated to undertake certain improvements prior to the commencement of the lease, and significant improvements were completed as of June 2022. The monthly lease payment is approximately $305 with annual escalation of approximately 3%. The lease includes a $10,223 construction allowance. The Company was required to post a customary letter of credit in the amount of $1,833, subject to decrease on a set schedule, as a security deposit pursuant to the lease. As of June 30, 2022, the Company recorded a right-of-use asset of $28,939 and a lease liability of $24,576 for this lease.

In April 2022, the Company terminated a lease for lab space in Cambridge, Massachusetts prior to the expected lease termination date. As of June 30, 2022 no right-of-use asset or lease liability was recorded for this lease.

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

In November 2020, the Company entered into a consulting agreement with Danforth Advisors, LLC, or Danforth, an affiliate of Stephen DiPalma, the Company’s interim chief financial officer. Pursuant to the consulting agreement, Danforth provides the Company with the chief financial officer services of Mr. DiPalma, and other services, including financial planning, offering support and accounting services, in exchange for fees payable to Danforth based on hourly rates. The Company has paid Danforth $268 and $503 for the three and six months ended June 30, 2022, respectively, and $102 and $187 for the three and six months ended June 30, 2021, respectively. In accordance with the consulting agreement, in November 2020, the Company issued to Danforth a warrant to purchase 30,000 shares of the Company’s common stock at an exercise price per share of $3.29. As of June 30, 2022, the shares had vested in full. The consulting agreement may be terminated by either party without cause upon 60 days’ prior written notice to the other party and with cause upon 30 days’ prior written notice to the other party.

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

3. Collaborations

Ultragenyx Collaboration

Collaboration Agreement

On October 22, 2020 (the “Effective Date”), the Company entered into the Collaboration Agreement with Ultragenyx to focus on the development and commercialization of new gene therapies for Duchenne. The Company granted Ultragenyx an exclusive worldwide license for any pharmaceutical product that expresses the Company’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for the treatment of Duchenne and other diseases resulting from the lack of functional dystrophin (the “Licensed Products”). The Company retains exclusive rights to all other uses of its microdystrophin proteins, including under its existing SGT-001 and SGT-003 programs.

The Company has conducted certain research and development activities with respect to the development of the Licensed Products, and concluded such activities as were contemplated under the Collaboration Agreement during the second quarter of 2022, resulting in the recognition of the remaining deferred revenue recorded at the time the Collaboration Agreement was executed, related to the upfront payment received from Ultragenyx. The Company may conduct additional research and development activities in collaboration with Ultragenyx from time to time in the future. Ultragenyx reimbursed the Company for personnel and out-of-pocket costs that the Company incurred in conducting such activities.

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

Stock Purchase Agreement

In connection with the execution of the Collaboration Agreement, Ultragenyx and the Company also entered into a stock purchase agreement (the “Stock Purchase Agreement”) on the Effective Date, pursuant to which the Company issued and sold 7,825,797 shares of its common stock (the “Shares”) to Ultragenyx at a price of $5.1113 per share for an aggregate purchase price of approximately $40,000. The Stock Purchase Agreement contains customary representations, warranties and covenants of each of the parties thereto. Following the sale of the Shares, Ultragenyx beneficially owned approximately 14.45% of the Company’s outstanding common stock. As of June 30, 2022, Ultragenyx beneficially owned less than 10% of the Company’s outstanding common stock.

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

During the three and six months ended June 30, 2022, the Company recognized $6,169 and $8,094, respectively, of related party collaboration revenue, associated with its collaboration with Ultragenyx related to research and development services performed during the period and the corresponding cost reimbursement receivable. During the three and six months ended June 30, 2021, the Company recognized $3,594 and $6,929, respectively, of related party collaboration revenue.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the three months ended June 30, 2022:

	Balance as of March 31, 2022	Additions	Deductions	Balance as of June 30, 2022
Related party collaboration receivables	$14	$—	$(14)	$—
Contract liabilities:
Deferred revenue	6,170	—	(6,170)	—

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the six months ended June 30, 2022:

	Balance as of December 31, 2021	Additions	Deductions	Balance as of June 30, 2022
Related party collaboration receivables	$110	$14	$(124)	$—
Contract liabilities:
Deferred revenue	8,080	—	(8,080)	—

The changes in the related party collaboration receivables balance during the three and six months ended June 30, 2022 are the result of amounts owed to the Company for research and development services provided, offset by the collections received from Ultragenyx.

As of June 30, 2022 and December 31, 2021, there was $0 and $8,080, respectively, of deferred revenue related to the Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of June 30, 2022 and December 31, 2021, there was $0 and $110, respectively, of related party collaboration receivables related to reimbursable costs expected to be received from Ultragenyx for research and development services performed.

Costs incurred relating to the Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and six months ended June 30, 2022 and three and six months ended June 30, 2021.

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$17,461	$—	$17,461
Available-for-sale securities	$—	$108,572	$—	$108,572
	$—	$126,033	$—	$126,033

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$75,224	$—	$75,224
Available-for-sale securities	—	88,643	—	88,643
	$—	$163,867	$—	$163,867

As of June 30, 2022 and December 31, 2021, the fair values of the Company’s available-for-sale securities, which consisted of treasury bills and corporate bond securities as of June 30, 2022 and treasury bills, commercial paper, and corporate bond securities as of December 31, 2021, were determined using Level 2 inputs. During the six months ended June 30, 2022 and the year ended December 31, 2021, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

5. Available-for-Sale Securities

As of June 30, 2022, the fair value of available-for-sale securities by type of security was as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Treasury bills	$56,979	$—	$(49)	$56,930
Corporate bond securities	51,715	—	(73)	51,642
	$108,694	$—	$(122)	$108,572

As of December 31, 2021, the fair value of available-for-sale securities by type of security was as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Treasury bill	$2,800	$—	$—	$2,800
Corporate bond securities	83,889	—	(45)	83,844
Commercial paper	1,999	—	—	1,999
	$88,688	$—	$(45)	$88,643

The estimated fair value and amortized cost of the Company’s available-for-sale securities as of June 30, 2022, by contractual maturity are summarized as follows:

	June 30, 2022
	Amortized Cost	Fair Value
Due in one year or less	$108,694	$108,572
Total available-for-sale securities	$108,694	$108,572

The weighted average maturity of the Company’s available-for-sale securities as of June 30, 2022 was approximately 0.4 years.

The estimated fair value and amortized cost of the Company’s available-for-sale securities as of December 31, 2021 by contractual maturity are summarized as follows:

	December 31, 2021
	Amortized Cost	Fair Value
Due in one year or less	$88,688	$88,643
Total available-for-sale securities	$88,688	$88,643

The weighted average maturity of the Company’s available-for-sale securities as of December 31, 2021 was approximately 0.7 years.

6. Property and Equipment

Property and equipment consists of the following:

	June 30, 2022	December 31, 2021
Furniture and fixtures	$581	$212
Laboratory equipment	11,598	10,719
Leasehold improvements	4,765	4,713
Computer equipment	677	436
Computer software	553	553
Construction in process	1,765	1,490
	19,939	18,123
Less accumulated depreciation	13,092	11,661
	$6,847	$6,462

Depreciation expense was $722 and $1,431 for the three and six months ended June 30, 2022, respectively. Depreciation expense was $718 and $1,453 for the three and six months ended June 30, 2021, respectively.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2022	December 31, 2021
Prepaid research and development expenses	$3,901	$6,015
Prepaid expenses and other assets	3,418	8,708
	$7,319	$14,723

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
Accrued research and development	$6,921	$1,507
Accrued compensation	3,533	3,084
Accrued other	5,687	4,937
	$16,141	$9,528

9. Stockholders’ Equity

In July 2019, the Company issued and sold in a private placement (i) 10,607,525 shares of its common stock at a price per share of $4.65 and (ii) 2,295,699 pre-funded warrants to purchase shares of its common stock at a price per warrant of $4.64. Each pre-funded warrant was exercisable for one share of common stock at an exercise price of $0.01 and the pre-funded warrants had no expiration date. In October 2020, 137,460 of these pre-funded warrants were exercised. During the three and six months ended June 30, 2022, none and 2,158,329 of these pre-funded warrants were exercised, respectively. During the three and six months ended June 30, 2021, no warrants were exercised.

In March 2021, the Company issued and sold in a public offering 25,000,000 shares of its common stock at a price to the public of $5.575 per share. The Company received net proceeds of $134,878 after deducting underwriting discounts and commissions and offering expenses.

10. Equity-Based Compensation

In connection with the closing of the Company’s initial public offering, the Board of Directors and stockholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”), which provides for the reservation of 5,001,000 shares of common stock for equity awards. On June 16, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”) which consists of (i) 3,000,000 shares of common stock and (ii) additional shares of common stock (up to 4,879,025) as is equal to (i) the number of shares reserved under the 2018 Plan that remain available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by the Company’s stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. In June 2021, the Company’s stockholders approved an amendment to the 2020 Plan to reserve an additional 7,000,000 shares of common stock for issuance under the plan. As of June 30, 2022, 3,716,248 shares remained available for future issuance under the 2020 Plan. Under the 2020 Plan, stock options may not be granted at less than fair value on the date of grant. In June 2021, the Company’s stockholders also approved the 2021 Employee Stock Purchase Plan (“ESPP”), which provides for 1,102,885 shares to be available for purchase by eligible employees according to its terms. The first offering period under the ESPP commenced on September 1, 2021. As of June 30, 2022, 905,373 shares remained available for future issuance under the ESPP.

During the three and six months ended June 30, 2022, the Company granted options for the purchase of 1,907,500 and 4,528,575 shares of common stock, respectively. During the three and six months ended June 30, 2021, the Company granted options for the purchase of 604,400 and 3,001,895 shares of common stock, respectively. During the three and six months ended June 30, 2022, the Company granted 979,250 and 2,430,745 restricted stock units, respectively. The Company did not grant restricted stock units for the three and six months ended June 30, 2021.

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$394	$1,992	$1,574	$3,482
General and administrative	1,420	1,643	2,852	3,060
Total	$1,814	$3,635	$4,426	$6,542

11. Income Taxes

During the three and six months ended June 30, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits and orphan drug credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2022 and December 31, 2021, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of June 30, 2022 and December 31, 2021, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation tax years beginning with the year ended December 31, 2019 are open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

12. Commitments and Contingencies

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of June 30, 2022.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders	$(25,092)	$(18,695)	$(50,420)	$(35,595)

The denominator is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average shares of common stock outstanding, basic and diluted	112,859,461	110,140,653	112,735,101	98,692,549
Weighted average shares of pre-funded warrants to purchase common stock	—	2,158,329	—	2,158,329
Total	112,859,461	112,298,982	112,735,101	100,850,878

Net loss per share attributable to common stockholders, basic and diluted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss per share attributable to common stockholders	$(0.22)	$(0.17)	$(0.45)	$(0.35)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect for the three and six months ended June 30:

	2022	2021
Options to purchase shares of common stock	8,965,320	5,602,998
Unvested shares of common stock	—	13,008
Unvested restricted stock units	2,281,757	312,264
	11,247,077	5,928,270

14. Restructuring Charges

In April 2022, the Company implemented changes to its corporate strategy to prioritize the advancement of its key programs, SGT-001 and SGT-003. In connection with the changes to corporate operations, the Company reduced headcount by approximately 35 percent. During the three and six months ended June 30, 2022, the Company recorded aggregate restructuring charges of $1,520 related to severance and other employee related costs. The Company does not expect to incur any additional significant costs associated with this restructuring. During the three and six months ended June 30, 2022, the Company paid $728 of the estimated restructuring charges. The Company expects the remaining accrued restructuring charges of $792 to be paid in the next six months.

One-Time Employee Termination Benefits
Accrued restructuring charges as of December 31, 2021	$—
Accrual recorded as a result of restructuring charges	1,520
Amounts paid during the period	(728)
Accrued restructuring charges as of June 30, 2022	$792

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

Our efforts are focused on SGT-001 and SGT-003, gene transfer candidates under investigation for their ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease.

In March 2022, we announced two-year interim safety and efficacy data from the first three Patients (Patients 4-6) treated with SGT-001 in the 2E14 vg/kg dose cohort of our Phase I/II clinical trial called IGNITE DMD. Results suggested durable benefit compared to natural history trajectories 24-months post-administration of SGT-001, across functional, pulmonary and patient reported outcome measures. In addition, no new drug-related safety findings have been identified in patients treated with SGT-001 in IGNITE DMD in post-dosing periods of approximately six months to four years.

In April 2022, we announced that we are streamlining our operations and making a strategic shift to a commercially scaled, transient transfection-based manufacturing process for SGT-001. Following a robust manufacturing analysis, we believe that a new, outsourced process may provide improvements to manufacturability as well as offer additional organizational efficiencies. We anticipate that the use of transfection-based manufacturing processes for both SGT-001 and SGT-003, will allow us to focus our operating structure and better leverage external manufacturing expertise. In addition, we have focused our research and development activities to those related to SGT-001, SGT-003 and next generation capsids.

In connection with these activities, we announced in April 2022 the plan to reduce our headcount by approximately 35 percent.

In April 2022, we also announced that we had concluded enrollment in IGNITE DMD and will continue monitoring dosed patients for five years post-treatment. We anticipate that future patients will be treated with SGT-001 manufactured using the new transient transfection-based process. Development activities, including manufacturing scale-up, testing and regulatory discussions with the Food and Drug Administration (FDA) are ongoing. We expect to continue dosing patients using SGT-001 in 2023 with product made using the new transient-based process. We also expect to share additional data from IGNITE DMD in early 2023, including the study’s primary one-year analysis of all treated patients as well as three-year longitudinal data from Patients Four through Six.

SGT-003 is our next-generation gene transfer candidate. It is comprised of our nNOS binding domain microdystrophin transgene, the muscle-specific promoter present in SGT-001 and AAV-SLB101, a novel, rationally designed AAV capsid, that was screened in our internal development platform for enhanced muscle tropic capsids. We believe that the properties of this novel capsid may allow for enhanced benefit over therapies using traditional capsids, potentially both in terms of efficacy and safety.

In April 2022, we released new preclinical data suggesting that the novel, next generation capsid candidate may have meaningful advantages for the delivery of muscle-related gene therapies. New data from a non-human primate study using a reporter transgene in our novel capsid demonstrated increased muscle tropism, decreased liver biodistribution and improved efficiency compared with AAV9. These results are consistent with earlier in vitro and in vivo studies in both dystrophic (MDX) and wild type mouse models, which suggested improved muscle tropism with our novel capsid as well as improved expression of our nNOS microdystrophin compared with AAV9. We remain on track for an anticipated mid-2023 IND submission for SGT-003.

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

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $25.1 million and $50.4 million for the three and six months ended June 30, 2022, respectively, and $18.7 million and $35.6 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $527.2 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

As of June 30, 2022, we had cash, cash equivalents, and available-for-sale securities of $162.9 million. We believe that our cash, cash equivalents, and available-for-sale securities as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

Financial operations overview

Revenue

Collaboration revenue

Collaboration revenue was $8.1 million for the six months ended June 30, 2022 compared to $6.9 million for the six months ended June 30, 2021. We recognized this revenue related to research services and cost reimbursement from the collaboration and license agreement, or the Collaboration Agreement, with Ultragenyx Pharmaceutical Inc., or Ultragenyx.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
SGT-001	$12,519	$6,734	$18,220	$12,907
SGT-003 and other development programs	1,502	307	4,587	499
Unallocated research and development expenses
Personnel related expenses	6,001	5,765	14,283	11,277
External expenses	3,158	2,707	6,035	5,036
Total unallocated research and development expenses	9,159	8,472	20,318	16,313
Total research and development expenses	$23,180	$15,513	$43,125	$29,719

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

Restructuring charges

In April 2022, we implemented changes to our corporate strategy to prioritize the advancement of our key programs, SGT-001 and SGT-003. In connection with the changes to corporate operations, we reduced headcount by approximately 35 percent.

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

During the six months ended June 30, 2022, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase	%
(in thousands)	2022	2021	(decrease)	Change
Collaboration revenue - related party	$6,169	$3,594	$2,575	72%
Operating expenses:
Research and development	23,180	15,513	7,667	49%
General and administrative	6,851	6,766	85	1%
Restructuring charges	1,520	—	1,520	100%
Total operating expenses	31,551	22,279	9,272	42%
Loss from operations	(25,382)	(18,685)	(6,697)	-36%
Other income (expense), net	290	(10)	300	3000%
Net loss	$(25,092)	$(18,695)	$(6,397)	-34%

Collaboration revenue

Collaboration revenue for the three months ended June 30, 2022 was $6.2 million, compared to $3.6 million of collaboration revenue for the three months ended June 30, 2021. The increase in collaboration revenue was related to the completion of research and development services contemplated under the Collaboration Agreement, resulting in the recognition of the remaining deferred revenue recorded at the time the Collaboration Agreement was executed.

Research and development expenses

	Three Months Ended June 30,		Increase	%
(in thousands)	2022	2021	(decrease)	Change
SGT-001	$12,519	$6,734	$5,785	86%
SGT-003 and other development programs	1,502	307	1,195	389%
Unallocated research and development expenses
Personnel related expenses	6,001	5,765	236	4%
External expenses	3,158	2,707	451	17%
Total unallocated research and development expenses	9,159	8,472	687	8%
Total research and development expenses	$23,180	$15,513	$7,667	49%

Research and development expenses for the three months ended June 30, 2022 were $23.2 million, compared to $15.5 million for the three months ended June 30, 2021. The increase of $7.7 million in research and development expenses was primarily due to a $5.8 million increase in costs for SGT-001, primarily due to a $7.3 million increased in manufacturing and related costs offset by a $1.5 million reduction in clinical costs, and a $1.2 million increase in costs for SGT-003 and other development programs, primarily due to increased manufacturing and related costs, and an increase in unallocated research and development costs of $0.7 million, primarily due to an increase in facilities costs of $0.5 million and personnel related expenses of $0.2 million.

General and administrative expenses

General and administrative expenses were $6.9 million for the three months ended June 30, 2022, compared to $6.8 million for the three months ended June 30, 2021. The increase of $0.1 million was primarily due to an increase in personnel related expenses.

Restructuring charges

Restructuring charges were $1.5 million for the three months ended June 30, 2022, compared to $0 for the three months ended June 30, 2021. In April 2022, we implemented changes to our corporate strategy to prioritize the advancement of our key programs, SGT-001 and SGT-003. In connection with the changes to corporate operations, we reduced headcount by approximately 35 percent.

Other income (expense), net

Other income (expense), net was $0.3 million for the three months ended June 30, 2022, compared to other expense of less than $0.1 million for the three months ended June 30, 2021. The activity was primarily related to the increase in interest income on available-for-sale securities included within our portfolio.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Increase	%
(in thousands)	2022	2021	(decrease)	Change
Collaboration revenue - related party	$8,094	$6,929	$1,165	17%
Operating expenses:
Research and development	43,125	29,719	13,406	45%
General and administrative	14,203	12,781	1,422	11%
Restructuring charges	1,520	—	1,520	100%
Total operating expenses	58,848	42,500	16,348	38%
Loss from operations	(50,754)	(35,571)	(15,183)	-43%
Other income (expense), net	334	(24)	358	1492%
Net loss	$(50,420)	$(35,595)	$(14,825)	-42%

Collaboration revenue

Collaboration revenue for the six months ended June 30, 2022 was $8.1 million, compared to $6.9 million of collaboration revenue for the six months ended June 30, 2021. The increase in collaboration revenue of $1.2 million was related to the completion of research and development services contemplated under the Collaboration Agreement, resulting in the recognition of the remaining deferred revenue recorded at the time the Collaboration Agreement was executed.

Research and development expenses

	Six Months Ended June 30,		Increase	%
(in thousands)	2022	2021	(decrease)	Change
SGT-001	$18,220	$12,907	$5,313	41%
SGT-003 and other product candidates	4,587	499	4,088	819%
Unallocated research and development expenses
Personnel related expenses	14,283	11,277	3,006	27%
External expenses	6,035	5,036	999	20%
Total unallocated research and development expenses	20,318	16,313	4,005	25%
Total research and development expenses	$43,125	$29,719	$13,406	45%

Research and development expenses for the six months ended June 30, 2022 were $43.1 million, compared to $29.7 million for the six months ended June 30, 2021. The increase of $13.4 million in research and development expenses was primarily due to a $5.3 million increase in costs for SGT-001 and $4.1 million increase in costs for SGT-003 and other development programs, primarily due to increased manufacturing and related costs, and an increase in unallocated research and development costs of $4.0 million, primarily due to an increase in personnel related expenses of $3.0 million and an increase in other research and development expenses of $1.0 million.

General and administrative expenses

General and administrative expenses were $14.2 million for the six months ended June 30, 2022, compared to $12.8 million for the six months ended June 30, 2021. The increase of $1.4 million was primarily due to an increase in personnel related expenses and legal costs.

Restructuring charges

Restructuring charges were $1.5 million for the six months ended June 30, 2022, compared to $0 for the six months ended June 30, 2021. In April 2022, we implemented changes to our corporate strategy to prioritize the advancement of our key programs, SGT-001 and SGT-003. In connection with the changes to corporate operations, we reduced headcount by approximately 35 percent.

Other income (expense), net

Other income (expense), net was $0.3 million for the six months ended June 30, 2022, compared to other expense, net of less than $0.1 million for the six months ended June 30, 2021. The activity was primarily related to the increase in interest income on available-for-sale securities included within our portfolio.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of common stock and prefunded warrants to purchase shares of our common stock in private placements and the sale of common stock in our initial public offering and a follow-on public offering, and sales of common stock under our “at-the-market offering” sales agreement, dated March 13, 2019 and as amended on August 16, 2021, by and between us and Jefferies LLC, or Jefferies, or the ATM Sales Agreement. Through June 30, 2022, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $471.3 million of net proceeds from the sale of our common stock through public offerings, including our IPO, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreement with Ultragenyx, as detailed in the following paragraphs.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended in August 2021, under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the year ended December 31, 2020, we sold 6,309,632 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $23.2 million. During the year ended December 31, 2021 and the three and six months ended June 30, 2022, we did not sell any shares pursuant to the ATM Sales Agreement.

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

On May 31, 2022, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC notifying us that, for the last 30 consecutive business days, the bid price for our common stock, had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we have been provided a period of 180 calendar days, or until November 28, 2022, or the Compliance Date, to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to us that we have regained compliance with the Bid Price Requirement, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If we do not regain compliance with the Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. We are actively monitoring our stock price and will consider any and all options available to us to maintain compliance. The alternatives to trading on the Nasdaq Global Select Market or another national securities exchange are generally considered to be less efficient and less broad-based than the national securities exchanges and the liquidity of our common stock will likely be reduced if we fail to regain compliance with the Bid Price Requirement.

As of June 30, 2022, we had cash, cash equivalents and available-for-sale securities of $162.9 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash used in operating activities	$(43,068)	$(38,466)
Cash used in investing activities	(21,852)	(48,752)
Cash provided by financing activities	95	134,916
Net (decrease) increase in cash, cash equivalents and restricted cash	$(64,825)	$47,698

Operating activities

During the six months ended June 30, 2022, operating activities used $43.1 million of cash, primarily resulting from our net loss of $50.4 million, partially offset by cash provided by changes in our operating assets and liabilities of $1.2 million and non-cash charges of $6.1 million. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2022 consisted primarily of a decrease in prepaid expenses and other assets of $0.6 million, an increase in accrued expenses and other current and non-current liabilities of $8.2 million, an increase in accounts payable of $0.4 million and a decrease in accounts receivable of $0.1 million, partially offset by a decrease in deferred revenue of $8.1 million. Non-cash activities were driven by equity-based compensation of $4.4 million, depreciation expense of $1.4 million and amortization on available-for-sale securities of $0.5 million, partially offset from the gain on lease termination of $0.2 million.

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

Investing activities

During the six months ended June 30, 2022, investing activities used $21.9 million of cash, resulting from the purchase of available-for-sale securities of $112.7 million and the purchase of property and equipment of $1.3 million, partially offset by the maturity of available-for-sale securities of $92.1 million.

During the six months ended June 30, 2021, investing activities used $48.8 million of cash, resulting from purchases of available-for-sale securities and property and equipment.

Financing activities

During the six months ended June 30, 2022, financing activities provided $0.1 million of cash, primarily resulting from the exercise of pre-funded warrants and the purchase of shares under the ESPP plan.

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

As of June 30, 2022, we had cash, cash equivalents and available-for-sale securities of $162.9 million. We believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2022 will be sufficient to fund our operating expenses and capital requirements into the second quarter of 2024. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Because of the numerous risks and uncertainties associated with the development of SGT-001, SGT-003 and other future product candidates and programs and because the extent to which we may enter collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the results of IGNITE DMD and future clinical trials of SGT-001, SGT-003 and other future product candidates;
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

We have supplied, and expect to continue to supply, our clinical development program for SGT-001 with drug product produced at a cGMP compliant facility located at one of our CMOs. We expect to supply future clinical development programs for SGT-003 with drug produced at a cGMP compliant facility located at one of our CMOs. We intend to establish the capability and capacity to supply SGT-001 and SGT-003 at commercial scale from multiple sources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2022, our cash equivalents consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. As of June 30, 2022, our investments consisted of treasury bills and corporate bond securities that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our President and Chief Executive Officer and our interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
In November 2019, the FDA placed IGNITE DMD on clinical hold after we reported a serious adverse event in the clinical trial. Even though the clinical hold was lifted in October 2020 and treatment of patients resumed in February 2021, we cannot guarantee that similar events will not happen in future clinical trials.
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
•
If we cannot comply with Nasdaq’s continued listing standards, our common stock could be delisted.

Risks related to our financial position and need for capital requirements

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. Our net loss was $50.4 million for the six months ended June 30, 2022. Our net losses were $72.2 million and $88.3 million for the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $527.2 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-001, SGT-003 and other future product candidates. In addition, if we obtain marketing approval for SGT-001, SGT-003 or other future product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2022 will be sufficient to fund our operating expenses and capital requirements into the second quarter of 2024, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of SGT-001, SGT-003 and other future product candidates.

Our future capital requirements will depend on many factors, including:

•
the results of IGNITE DMD and future clinical trials of SGT-001, SGT-003 and other future product candidates;
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

We and our third-party manufacturers for our SGT-001 and SGT-003 supply, and prospective contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, and laboratory supplies for our current and future preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We and our third-party manufacturers, and prospective CROs, may face disruptions related to future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites.

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

The pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic, including any variant strains of the COVID-19 virus, will be on our business and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

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

Risks related to the development of our product candidates

In November 2019, the FDA placed IGNITE DMD on clinical hold after we reported a serious adverse event in the clinical trial. Even though the clinical hold was lifted in October 2020 and treatment of patients resumed in February 2021, we cannot guarantee that similar events will not happen in future clinical trials.

In November 2019, the FDA placed a clinical hold on SGT-001 following a serious adverse event in IGNITE DMD. The third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event deemed related to the study drug that was characterized by complement activation, thrombocytopenia, decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency. In October 2020, the FDA lifted the clinical hold placed on IGNITE DMD. In connection with the lifting of the clinical hold, we determined to reduce the maximum weight of the next two patients dosed in IGNITE DMD to 18 kg per patient. Additionally, to mitigate the risk of serious drug-related adverse events, we amended the IGNITE DMD clinical protocol to include the prophylactic use of both anti-complement inhibitor eculizumab and C1 esterase inhibitor, and increase the prednisone dose in the first month post dosing. In March 2021, we announced that a seventh patient was safely dosed under the amended protocol, with transient and manageable adverse events, none of which were serious. In April 2021, an eighth patient was treated with SGT-001. The patient experienced a systemic inflammatory response which has since fully resolved. The event was classified as a serious adverse event and considered by the investigator to be drug related. This type of event is described in our Investigators Brochure and is not considered unexpected. Following dosing of these two patients with our second-generation manufacturing process and clinical strategy, we conducted an extensive review of all clinical data, which resulted in a strengthened risk mitigation plan including new patient management guidance. In November 2021, a ninth patient was safely dosed under the amended clinical protocol, with transient and manageable adverse events, none of which were serious. However, we cannot guarantee that similar serious adverse events or clinical holds will not happen in future clinical trials.

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

In the past, we have made changes to the IGNITE DMD protocol, and these changes, and any other such changes that may be made in future clinical trials, may impact our development timeline and result in increased costs and expenses. While enrollment has concluded in IGNITE DMD, we will continue monitoring dosed patients for five years post-treatment.

Success in preclinical studies or early clinical trials, including our IGNITE DMD clinical trial, may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials, including our IGNITE DMD clinical trial, are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. Our preclinical studies for SGT-001 and SGT-003 in animals have been limited. We have only dosed a limited number of human subjects with SGT-001, and we have not dosed any human subjects with SGT-003. There is a high failure rate for gene therapy and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. SGT-001, SGT-003 or other future product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. This failure could cause us to abandon SGT-001, SGT-003 or other future product candidates.

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
•
delays as a result of the COVID-19 pandemic or from the outbreak of another pandemic or contagious disease or other global instability could delay the initiation or rate of completion of any clinical trial; or
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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
•
experience damage to our reputation.

Our product development costs will increase if we experience delays in testing or marketing approvals. In addition, if we make manufacturing or other changes to SGT-001, SGT-003 or other future product candidates, including the implementation of a transient transfection-based manufacturing process for SGT-001, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. For example, we may be required to conduct additional preclinical studies in mice or possibly an additional clinical trial to evaluate comparability between the SGT-001 material produced using our current process and the planned transient transfection-based manufacturing process. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. We may also determine to change the design or protocol of one or more of our clinical trials, which we have done in the past and which could result in delays. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

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

In November 2019, the FDA placed our IGNITE DMD clinical trial of SGT-001 on clinical hold following our report of a serious adverse event in the clinical trial. In April 2020, we submitted a response to the FDA, that included changes to the clinical protocol designed to potentially enhance patient safety, as well as information related to improvements to our manufacturing process. The FDA responded by maintaining the clinical hold and requesting further data and analyses relating to this manufacturing process. In June 2020, we submitted a response to the FDA that provided data and analyses related to improvements to our manufacturing process. In July 2020, we announced that the FDA responded by maintaining the clinical hold and requesting further manufacturing information and updated safety and efficacy data for all patients dosed in the trial, as well as providing direction on the total viral load to be administered per patient. In October 2020, we announced that the FDA lifted the clinical hold placed on the IGNITE DMD clinical trial. Even though the FDA lifted the clinical hold in October 2020 and we have concluded enrollment in the IGNITE DMD trial, additional preclinical studies and clinical trials involving SGT-001 will be required. Any future clinical trials of SGT-001 may require changes to enrollment criteria and/or amendments to the protocols for the clinical trials, or additional changes to our manufacturing process, beyond the implementation of a transient transfection-based manufacturing process, any of which may prove difficult to implement and/or complete. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

Further, for a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with good tissue practices, or GTP. These standards are found in FDA regulations and guidance that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

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

The benefits of a PRIME designation include the appointment of a Committee for Medicinal Products for Human Use rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

Separately, in response to the COVID-19 pandemic, a number of companies in 2020 and 2021 announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Following a period of false starts, and temporary suspensions due to the omicron variant, the FDA announced on February 2, 2022 that it would resume domestic inspections beginning on February 7, 2022, and indicated that it would conduct foreign inspections beginning in April 2022 on a prioritized basis. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

For example, we are aware of several companies and research institutions conducting clinicals trials of product candidates focused on systemic gene transfers for Duchenne, including Pfizer Inc. and Sarepta Therapeutics, Inc. with product candidates currently in Phase III clinical development, Genethon with a product candidate currently in Phase I/II/III clinical trial development, and REGENXBIO Inc., which has announced that it intends to start a Phase I/II clinical trial in the first half of 2023.

Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than any product candidate that we may develop.

We are aware of several companies focused on developing gene therapies in various indications, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against SGT-001, SGT-003 or any future gene therapy product candidates we develop.

We may fail to capitalize on other potential product candidates that may represent a greater commercial opportunity or for which there is a greater likelihood of success.

The success of our business depends upon our ability to develop and commercialize SGT-001, SGT-003 and other future product candidates. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential than SGT-001, SGT-003 or other future product candidates. For example, in January 2020, in connection with implementing our strategic plan to create a leaner company focused on advancing SGT-001, we curtailed certain activities supporting our other research and development programs. Similarly, in April 2022, we announced a reorganization of our corporate operations to prioritize the advancement of our key programs, SGT-001 and SGT-003, and we focused our research and development activities to those related to SGT-001, SGT-003 and next generation capsids.

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

If the market opportunities for SGT-001 and SGT-003 are smaller than we believe they are, our revenue prospects may be adversely affected and our business may suffer.

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

Further, there are several factors that could contribute to making the actual number of patients who receive SGT-001 or SGT-003 less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a degenerative disease such as Duchenne up to the time of treatment will likely diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell damage.

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

The commercial success of any of our product candidates, including SGT-001 and SGT-003, if approved, will depend upon market acceptance by physicians, patients, third-party payors and others in the medical community.

Even with the requisite approvals from the FDA in the United States, the European Commission in the European Union and other regulatory authorities internationally, the commercial success of SGT-001 and SGT-003 will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and SGT-001 or SGT-003, as applicable, in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community due to ethical, social, medical and legal concerns. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, SGT-001 and SGT-003, if approved for commercial sale, will depend on multiple factors, including:

•
the efficacy and safety of SGT-001 and SGT-003 as demonstrated in clinical trials;
•
the efficacy and potential and perceived advantages of SGT-001 and SGT-003 over alternative treatments;
•
the cost of treatment relative to alternative treatments;
•
the clinical indications for which SGT-001 or SGT-003 is approved by the FDA, the European Commission or other regulatory authorities;
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

In addition to legislative changes resulting from the passage of the Health Care Reform Law, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester through 2031. These Medicare sequester reductions were suspended through the end of March 2022. From April 2022 through June 2022, a 1% sequester cut was in effect, with the full 2% cut resuming as of July 1, 2022. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

With enactment of the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Health Care Reform Law-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform Law, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to replace elements of the Health Care Reform Law.

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

•
federal transparency laws, including the federal Physician Payment Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to: (i) payments or other “transfers of value” made to physicians, other healthcare professionals and teaching hospitals and (ii) ownership and investment interests held by physicians and their immediate family members;
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

We face an inherent risk of product liability exposure related to the testing of SGT-001, SGT-003 and any future product candidate in preclinical studies and clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Risks related to ownership of our common stock

If we cannot comply with Nasdaq’s continued listing standards, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Our common stock is currently listed on The Nasdaq Global Select Market. To maintain the listing of our common stock on The Nasdaq Global Select Market, we are required to meet certain listing requirements, including related to the price of our common stock. As previously disclosed, on May 31, 2022, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, notifying us that, for a period of 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Select Market.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days from receipt of the Notice, or until November 28, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for our common stock would need to close at $1.00 per share or more for a minimum of 10 consecutive business days, among other requirements. If we are unable to meet Nasdaq’s listing maintenance standards for any reason, our common stock could be delisted from The Nasdaq Global Select Market.

If we do not regain compliance with the minimum bid price requirement by the November 28, 2022, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Nasdaq staff will make a determination of whether it believes we will be able to cure this deficiency

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the bid price requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the bid price requirement.

There are many factors that may adversely affect our minimum bid price. As a result, we may not be able to sustain compliance with the minimum bid price in the long term. Any potential delisting of our common stock from Nasdaq would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell our common stock in the public market.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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
•
our ability to maintain our listing on the Nasdaq Global Select Market; and
•
the other factors described in this “Risk Factors” section.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On June 1, 2022, we granted a new employee an option to purchase 120,000 shares of our common stock and a restricted stock unit award with respect to 60,000 shares of our common stock as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). The stock option and restricted stock unit award are scheduled to become exercisable as to one-fourth of the shares underlying the award on each anniversary of the new employee’s start date, subject to the recipient’s continued service. The option has an exercise price of $0.57 per share.

No underwriters were involved in the foregoing issuance of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. The recipient either received adequate information about us or had access, through other relationships, to such information.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Summary of Non-Employee Director Compensation Policy.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: August 11, 2022	By:	/s/ Ilan Ganot
Ilan Ganot
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Stephen DiPalma
Stephen DiPalma
Interim Chief Financial Officer (Principal Financial and Accounting Officer)