Form 10-Q
period 2022-09-30
Solid Biosciences Inc.
filed 2022-11-10
CIK 1707502

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 7,534,892 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$48,790	$119,136
Available-for-sale securities	93,367	88,643
Prepaid expenses and other current assets	5,115	14,723
Restricted cash, current	237	—
Accounts receivable - related party	—	110
Total current assets	147,509	222,612
Property and equipment, net	6,266	6,462
Operating lease, right-of-use assets	28,444	1,142
Other non-current assets	422	94
Restricted cash	1,833	2,070
Total assets	$184,474	$232,380
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,150	$4,463
Accrued expenses	10,275	9,528
Operating lease liabilities	1,062	1,263
Finance lease liabilities	353	232
Other current liabilities	85	35
Deferred revenue - related party	—	8,080
Total current liabilities	16,925	23,601
Operating lease liabilities, excluding current portion	24,274	275
Finance lease liabilities, excluding current portion	—	293
Total liabilities	41,199	24,169
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized at September 30, 2022 and December 31, 2021; 7,533,081 shares issued and outstanding at September 30, 2022 and 7,356,017 shares issued and outstanding at December 31, 2021; no pre-funded warrants outstanding at September 30, 2022 and 143,888 pre-funded warrants outstanding at December 31, 2021	8	7
Additional paid-in capital	691,050	685,006
Accumulated other comprehensive loss	(196)	(45)
Accumulated deficit	(547,587)	(476,757)
Total stockholders’ equity	143,275	208,211
Total liabilities and stockholders’ equity	$184,474	$232,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue - related party	$—	$3,537	$8,094	$10,466
Operating expenses:
Research and development	14,005	14,425	57,130	44,144
General and administrative	7,127	7,143	21,330	19,924
Restructuring charges	—	—	1,520	—
Total operating expenses	21,132	21,568	79,980	64,068
Loss from operations	(21,132)	(18,031)	(71,886)	(53,602)
Other income (expense), net	722	48	1,056	24
Net loss	$(20,410)	$(17,983)	$(70,830)	$(53,578)
Net loss per share attributable to common stockholders, basic and diluted	$(2.71)	$(2.40)	$(9.42)	$(7.68)
Weighted average shares of common stock outstanding, basic and diluted	7,532,706	7,487,531	7,521,411	6,980,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(20,410)	$(17,983)	$(70,830)	$(53,578)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(74)	(11)	(151)	(22)
Comprehensive loss	$(20,484)	$(17,994)	$(70,981)	$(53,600)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	For the Three Months Ended September 30, 2022
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2022	7,530,978	$8	$689,526	$(122)	$(527,177)	$162,235
Equity-based compensation	—	—	1,524	—	—	1,524
Vesting of restricted stock units	2,103	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(20,410)	(20,410)
Balance at September 30, 2022	7,533,081	$8	$691,050	$(196)	$(547,587)	$143,275

	For the Nine Months Ended September 30, 2022
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	7,499,905	$7	$685,006	$(45)	$(476,757)	$208,211
Equity-based compensation	—	—	5,950	—	—	5,950
Exercise of pre-funded warrants	—	—	22	—	—	22
Vesting of restricted stock units	22,988	—	—	—	—	—
Issuance of ESPP shares	10,188	1	72	—	—	73
Unrealized loss on available-for-sale securities	—	—	—	(151)	—	(151)
Net loss	—	—	—	—	(70,830)	(70,830)
Balance at September 30, 2022	7,533,081	$8	$691,050	$(196)	$(547,587)	$143,275

	For the Three Months Ended September 30, 2021
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2021	7,496,954	$7	$678,106	$(11)	$(440,164)	$237,938
Equity-based compensation	—	—	3,416	—	—	3,416
Exercise of stock options	67	—	3	—	—	3
Forfeiture of restricted stock awards	(92)	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(17,983)	(17,983)
Balance at September 30, 2021	7,496,929	$7	$681,525	$(22)	$(458,147)	$223,363

	For the Nine Months Ended September 30, 2021
	Common Stock	Amount	Additional Paid In capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	5,803,487	$6	$536,649	$—	$(404,569)	$132,086
Equity-based compensation	—	—	9,958	—	—	9,958
Sale of common stock, net of issuance costs of $8,872	1,666,666	1	134,877	—	—	134,878
Exercise of stock options	775	—	41	—	—	41
Vesting of restricted stock units	27,947	—	—	—	—	—
Forfeiture of restricted stock awards	(1,946)	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(53,578)	(53,578)
Balance at September 30, 2021	7,496,929	$7	$681,525	$(22)	$(458,147)	$223,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(70,830)	$(53,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on available-for-sale securities	509	535
Equity-based compensation expense	5,950	9,958
Depreciation expense	1,869	2,204
Loss on disposal of property and equipment	—	9
Gain on termination of lease	(249)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	3,301	(1,639)
Accounts receivable - related party	110	(594)
Accounts payable	660	639
Accrued expenses and other current and non-current liabilities	3,263	(4,831)
Deferred revenue- related party, current and non-current	(8,080)	(9,593)
Net cash used in operating activities	(63,497)	(56,890)
Cash flows from investing activities:
Purchases of property and equipment	(2,159)	(621)
Proceeds from sale of property and equipment	600	—
Proceeds from sale and maturities of available-for-sale securities	157,766	3,930
Purchases of available-for-sale securities	(163,150)	(124,571)
Net cash used in investing activities	(6,943)	(121,262)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	134,878
Proceeds from exercise of warrants	22	—
Employee stock purchases and withholding	72	—
Proceeds from exercise of stock options	—	41
Net cash provided by financing activities	94	134,919
Net (decrease) increase in cash, cash equivalents and restricted cash	(70,346)	(43,233)
Cash, cash equivalents, and restricted cash at beginning of period	121,206	155,071
Cash, cash equivalents, and restricted cash at end of period	$50,860	$111,838
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$29,126	$—
Decrease in right-of-use asset due to lease termination	$(464)	$(1,233)
Property and equipment included in accounts payable and accruals	$217	$345

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

The Company’s mission is to cure Duchenne muscular dystrophy (“Duchenne”), a genetic muscle-wasting disease predominantly affecting boys. It is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Without functioning dystrophin and certain associated proteins, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. The Company’s efforts have been focused on its two product candidates, SGT-001 and SGT-003, which are gene transfer candidates under investigation for their ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease.

SGT-001 was granted Rare Pediatric Disease Designation and Fast Track Designation in the United States and Orphan Drug Designations in both the United States and European Union. The Company filed an Investigational New Drug application (“IND”) in September 2017 and enrolled patients in a Phase I/II clinical trial for SGT-001, called IGNITE DMD, in the United States between the fourth quarter of 2017 and the fourth quarter of 2021. In March 2022, the Company reported two-year interim safety and efficacy data from the first three patients treated with SGT-001 in the 2E14 vg/kg dose cohort of IGNITE DMD, which results suggested durable benefit compared with natural history trajectories 24 months post-administration of SGT-001 across functional, pulmonary and patient reported outcome measures. In addition, no new drug-related safety findings have been identified in patients treated with SGT-001 in IGNITE DMD in post-dosing periods of approximately twelve months to four years. In April 2022, the Company announced that it had concluded enrollment in IGNITE DMD and in September 2022, the Company announced that it would be pausing activities for SGT-001. The Company intends to complete currently ongoing SGT-001 preclinical and manufacturing activities in order to be in a position to reactivate the program in the future, if desired.

In May 2021, the Company announced the advancement of a next-generation Duchenne microdystrophin gene transfer program, SGT-003, a preclinical candidate that combines AAV-SLB101, a novel and rationally designed AAV capsid with the Company’s proprietary neuronal Nitric Oxide Synthase (“nNOS”) containing microdystrophin construct. AAV-SLB101 was screened in the Company's internal development platform for enhanced muscle tropic capsids. In September 2022, the Company announced that it made the strategic decision to prioritize SGT-003. The Company also released new SGT-003 non-clinical data which reinforced previous comparative analyses that demonstrated increased microdystrophin expression using the novel muscle-tropic capsid AAV-SLB101 compared to AAV9. Development activities for SGT-003 continue.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through September 30, 2022, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units, the sale of common stock and prefunded warrants to purchase shares of its common stock in private placements, the sale of common stock in its initial public offering and follow-on public offering in March 2021 and sales of common stock under an at-the-market sales agreement, dated March 13, 2019, as amended on August 16, 2021 (the “ATM Sales Agreement”), by and between the Company and Jefferies LLC (“Jefferies”).

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of September 30, 2022, the Company had an accumulated deficit of $547,587. During the three and nine months ended September 30, 2022, the Company incurred a net loss of $20,410 and $70,830, respectively, and the Company used $63,497 of cash in operations for the nine months ended September 30, 2022. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $142,157 as of September 30, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects it may finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of Solid Biosciences Inc. and its wholly owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

On October 27, 2022, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one for 15 pursuant to a certificate of amendment to its certificate of incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on Nasdaq beginning with the opening of trading on October 28, 2022. Pursuant to the reverse stock split, every 15 shares of the Company's issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of the common stock. The reverse stock split reduced the authorized number of shares of common stock from 300,000,000 to 20,000,000 and, pursuant to the certificate of amendment, such reduced authorized number of shares of common stock was subsequently multiplied by three, such that following the reverse stock split the Company has 60,000,000 shares of common stock authorized. The reverse stock split affected all issued and outstanding shares of the Company's common stock, and the respective numbers of shares of common stock underlying the Company’s outstanding stock options, outstanding restricted stock units, outstanding warrants and the Company's equity incentive plans were proportionately adjusted. All share and per share amounts of the common stock included in the accompanying condensed consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

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

Restricted Cash

The Company held restricted cash of $2,070 in separate restricted bank accounts as security deposits for leases of the Company’s facilities as of September 30, 2022 and December 31, 2021. As of September 30, 2022, the Company classified $237 and $1,833 as current and non-current assets, respectively. As of December 31, 2021, the Company classified $2,070 as a non-current asset. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents as presented on balance sheet	$48,790	$119,136	$109,676	$154,744
Restricted cash, current as presented on balance sheet	237	—	90	—
Restricted cash, non-current, as presented on balance sheet	1,833	2,070	2,072	327
Cash and cash equivalents and restricted cash as presented on cash flow statement	$50,860	$121,206	$111,838	$155,071

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

In April 2022, the Company terminated a lease for lab space in Cambridge, Massachusetts prior to the expected lease termination date. As of September 30, 2022 no right-of-use asset or lease liability was recorded for this lease.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing treatments through gene therapy and other means for patients with Duchenne. All of the Company’s tangible assets are held in the United States.

Related Parties

In October 2020, the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Ultragenyx Pharmaceutical Inc. (“Ultragenyx”). In connection with the Collaboration Agreement, Ultragenyx also purchased 521,719 shares of the Company’s common stock, which resulted in Ultragenyx becoming a related party of the Company.

In November 2020, the Company entered into a consulting agreement with Danforth Advisors, LLC, or Danforth, an affiliate of Stephen DiPalma, the Company’s interim chief financial officer. Pursuant to the consulting agreement, Danforth provides the Company with the chief financial officer services of Mr. DiPalma, and other services, including financial planning, offering support and accounting services, in exchange for fees payable to Danforth based on hourly rates. The Company has paid Danforth $299 and $803 for the three and nine months ended September 30, 2022, respectively, and $194 and $381 for the three and nine months ended September 30, 2021, respectively. In accordance with the consulting agreement, in November 2020, the Company issued to Danforth a warrant to purchase 2,000 shares of the Company’s common stock at an exercise price per share of $49.35. As of September 30, 2022, the shares had vested in full. The consulting agreement may be terminated by either party without cause upon 60 days’ prior written notice to the other party and with cause upon 30 days’ prior written notice to the other party.

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

Stock Purchase Agreement

In connection with the execution of the Collaboration Agreement, Ultragenyx and the Company also entered into a stock purchase agreement (the “Stock Purchase Agreement”) on the Effective Date, pursuant to which the Company issued and sold 521,719 shares of its common stock (the “Shares”) to Ultragenyx at a price of $76.6695 per share for an aggregate purchase price of approximately $40,000. The Stock Purchase Agreement contains customary representations, warranties and covenants of each of the parties thereto. Following the sale of the Shares, Ultragenyx beneficially owned approximately 14.45% of the Company’s outstanding common stock. As of September 30, 2022, Ultragenyx beneficially owned less than 10% of the Company’s outstanding common stock.

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

During the three and nine months ended September 30, 2022, the Company recognized $0 and $8,094, respectively, of related party collaboration revenue, associated with its collaboration with Ultragenyx related to research and development services performed during the period and the corresponding cost reimbursement receivable. During the three and nine months ended September 30, 2021, the Company recognized $3,537 and $10,466, respectively, of related party collaboration revenue.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the nine months ended September 30, 2022:

	Balance as of December 31, 2021	Additions	Deductions	Balance as of September 30, 2022
Related party collaboration receivables	$110	$14	$(124)	$—
Contract liabilities:
Deferred revenue	8,080	—	(8,080)	—

The changes in the related party collaboration receivables balance during the three and nine months ended September 30, 2022 are the result of amounts owed to the Company for research and development services provided, offset by the collections received from Ultragenyx.

As of September 30, 2022 and December 31, 2021, there was $0 and $8,080, respectively, of deferred revenue related to the Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of September 30, 2022 and December 31, 2021, there was $0 and $110, respectively, of related party collaboration receivables related to reimbursable costs expected to be received from Ultragenyx for research and development services performed.

Costs incurred relating to the Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2022 and three and nine months ended September 30, 2021.

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$33,185	$—	$33,185
Available-for-sale securities	$—	$93,367	$—	$93,367
	$—	$126,552	$—	$126,552

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$75,224	$—	$75,224
Available-for-sale securities	—	88,643	—	88,643
	$—	$163,867	$—	$163,867

As of September 30, 2022 and December 31, 2021, the fair values of the Company’s available-for-sale securities, which consisted of treasury bills and corporate bond securities as of September 30, 2022 and treasury bills, commercial paper, and corporate bond securities as of December 31, 2021, were determined using Level 2 inputs. During the nine months ended September 30, 2022 and the year ended December 31, 2021, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

5. Available-for-Sale Securities

As of September 30, 2022, the fair value of available-for-sale securities by type of security was as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Treasury bills	$44,910	$—	$(70)	$44,840
Corporate bond securities	48,652	—	(125)	48,527
	$93,562	$—	$(195)	$93,367

As of December 31, 2021, the fair value of available-for-sale securities by type of security was as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Treasury bill	$2,800	$—	$—	$2,800
Corporate bond securities	83,889	—	(45)	83,844
Commercial paper	1,999	—	—	1,999
	$88,688	$—	$(45)	$88,643

The estimated fair value and amortized cost of the Company’s available-for-sale securities as of September 30, 2022 by contractual maturity are summarized as follows:

	September 30, 2022
	Amortized Cost	Fair Value
Due in one year or less	$93,562	$93,367
Total available-for-sale securities	$93,562	$93,367

The weighted average maturity of the Company’s available-for-sale securities as of September 30, 2022 was approximately 0.5 years.

The estimated fair value and amortized cost of the Company’s available-for-sale securities as of December 31, 2021 by contractual maturity are summarized as follows:

	December 31, 2021
	Amortized Cost	Fair Value
Due in one year or less	$88,688	$88,643
Total available-for-sale securities	$88,688	$88,643

The weighted average maturity of the Company’s available-for-sale securities as of December 31, 2021 was approximately 0.7 years.

6. Property and Equipment

Property and equipment consists of the following:

	September 30, 2022	December 31, 2021
Furniture and fixtures	$773	$212
Laboratory equipment	11,821	10,719
Leasehold improvements	52	4,713
Computer equipment	677	436
Computer software	553	553
Construction in process	1,807	1,490
	15,683	18,123
Less accumulated depreciation	9,417	11,661
	$6,266	$6,462

Depreciation expense was $438 and $1,869 for the three and nine months ended September 30, 2022, respectively. Depreciation expense was $752 and $2,204 for the three and nine months ended September 30, 2021, respectively.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2022	December 31, 2021
Prepaid research and development expenses	$2,514	$6,015
Prepaid expenses and other assets	2,601	8,708
	$5,115	$14,723

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
Accrued research and development	$3,437	$1,507
Accrued compensation	3,477	3,084
Accrued other	3,361	4,937
	$10,275	$9,528

9. Stockholders’ Equity

In July 2019, the Company issued and sold in a private placement (i) 707,168 shares of its common stock at a price per share of $69.75 and (ii) 153,046 pre-funded warrants to purchase shares of its common stock at a price per warrant of $69.60. Each pre-funded warrant was exercisable for one share of common stock at an exercise price of $0.15 and the pre-funded warrants had no expiration date. In October 2020, 9,158 of these pre-funded warrants were exercised. During the three and nine months ended September 30, 2022, none and 143,888 of these pre-funded warrants were exercised, respectively. During the three and nine months ended September 30, 2021, no warrants were exercised.

In March 2021, the Company issued and sold in a public offering 1,666,666 shares of its common stock at a price to the public of $86.25 per share. The Company received net proceeds of $134,878 after deducting underwriting discounts and commissions and offering expenses.

10. Equity-Based Compensation

In connection with the closing of the Company’s initial public offering, the Board of Directors and stockholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”), which provides for the reservation of 333,400 shares of common stock for equity awards. On June 16, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”) which consists of (i) 200,000 shares of common stock and (ii) additional shares of common stock (up to 325,268) as is equal to (i) the number of shares reserved under the 2018 Plan that remain available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by the Company’s stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. In June 2021, the Company’s stockholders approved an amendment to the 2020 Plan to reserve an additional 466,666 shares of common stock for issuance under the plan. As of September 30, 2022, 281,615 shares remained available for future issuance under the 2020 Plan. Under the 2020 Plan, stock options may not be granted at less than fair value on the date of grant. In June 2021, the Company’s stockholders also approved the 2021 Employee Stock Purchase Plan (“ESPP”), which provides for 73,525 shares to be available for purchase by eligible employees according to its terms. The first offering period under the ESPP commenced on September 1, 2021. As of September 30, 2022, 60,358 shares remained available for future issuance under the ESPP.

During the three and nine months ended September 30, 2022, the Company granted options for the purchase of 1,440 and 303,300 shares of common stock, respectively. During the three and nine months ended September 30, 2021, the Company granted options for the purchase of 30,553 and 230,649 shares of common stock, respectively. During the three and nine months ended September 30, 2022, the Company granted 684 and 162,680 restricted stock units, respectively. The Company granted 6,576 restricted stock units for the three and nine months ended September 30, 2021.

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$564	$1,601	$2,139	$5,083
General and administrative	960	1,815	3,811	4,875
Total	$1,524	$3,416	$5,950	$9,958

11. Income Taxes

During the three and nine months ended September 30, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits and orphan drug credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2022 and December 31, 2021, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of September 30, 2022 and December 31, 2021, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation tax years beginning with the year ended December 31, 2019 are open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

12. Commitments and Contingencies

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of September 30, 2022.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders	$(20,410)	$(17,983)	$(70,830)	$(53,578)

The denominator is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average shares of common stock outstanding, basic and diluted	7,532,706	7,343,643	7,521,411	6,836,565
Weighted average shares of pre-funded warrants to purchase common stock	—	143,888	—	143,888
Total	7,532,706	7,487,531	7,521,411	6,980,453

Net loss per share attributable to common stockholders, basic and diluted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss per share attributable to common stockholders	$(2.71)	$(2.40)	$(9.42)	$(7.68)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect for the three and nine months ended September 30:

	2022	2021
Options to purchase shares of common stock	561,727	390,095
Unvested shares of common stock	—	123
Unvested restricted stock units	140,222	26,090
	701,949	416,308

14. Restructuring Charges

In April 2022, the Company implemented changes to its corporate strategy. In connection with the changes to corporate operations, the Company reduced headcount by approximately 35 percent. During the three months ended September 30, 2022, the Company recorded no restructuring charges. During the nine months ended September 30, 2022, the Company recorded aggregate restructuring charges of $1,520 related to severance and other employee related costs. The Company does not expect to incur any additional significant costs associated with this restructuring. During the three and nine months ended September 30, 2022, the Company paid $751 and $1,479, respectively, of the estimated restructuring charges. The Company expects the remaining accrued restructuring charges of $41 to be paid in the next three months.

One-Time Employee Termination Benefits
Accrued restructuring charges as of December 31, 2021	$—
Accrual recorded as a result of restructuring charges	1,520
Amounts paid during the period	(1,479)
Accrued restructuring charges as of September 30, 2022	$41

15. Merger Agreement

On September 29, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Greenland Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Transitory Subsidiary”), AavantiBio, Inc., a Delaware corporation (“AavantiBio”), and, solely in his capacity as equityholder representative, Douglas Swirsky. The Merger Agreement provides for the acquisition of AavantiBio by the Company through the merger of Transitory Subsidiary into AavantiBio, with AavantiBio surviving as a wholly owned subsidiary of the Company (the “Acquisition”). AavantiBio is a privately-held gene therapy company focused on advancing innovative gene therapies in areas of high unmet medical need, including a lead program in Friedreich’s Ataxia, a rare inherited genetic disease that causes cardiac and central nervous system dysfunction.

The aggregate consideration payable by the Company to the former stockholders of AavantiBio in the Acquisition will be, subject to certain adjustments based on AavantiBio’s indebtedness as of the closing of the Acquisition, (i) $1 of cash, plus (ii) a number of shares of the Company’s common stock (the “Stock Consideration”) (rounded to the nearest whole share) equal to fifteen percent (15%) of outstanding shares of the Company’s common stock as of immediately following the closing of the Acquisition (and for the avoidance of doubt, before giving effect to the issuance of any securities pursuant to the Private Placement (as defined below)), calculated on a fully diluted basis using the treasury stock method (including, for clarity, calculated by disregarding any out-of-the-money outstanding stock options of the Company and treating any awards or grants that are subject to vesting at such time as being fully vested, settled and outstanding at such time to the extent such awards are not out-of-the-money).

Each of the Company and AavantiBio has agreed to customary representations, warranties, covenants and indemnification rights in the Merger Agreement, including, among others, covenants relating to the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Acquisition, using its reasonable best efforts to cause the Acquisition to be consummated, non-solicitation of alternative acquisition proposals, and the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Acquisition. The Merger Agreement includes customary closing conditions, including regarding receipt of the required approvals by the parties’ stockholders, the accuracy of the representations and warranties, compliance by the parties with their respective covenants, and Nasdaq’s approval of the listing of the Stock Consideration.

The Merger Agreement contains certain termination rights of each of the Company and AavantiBio, including if the Company’s stockholders fail to adopt and approve the Company Voting Proposals (as defined below). Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay AavantiBio a termination fee of $310 and reimburse AavantiBio’s expenses up to a maximum of $750.

Securities Purchase Agreement

On September 29, 2022, the Company entered into securities purchase agreements (the “Securities Purchase Agreement”) with several accredited investors (the “PIPE Investors”), pursuant to which the Company agreed to issue and sell to the PIPE Investors in a private placement an aggregate of 10,638,290 shares of the Company’s common stock (the “PIPE Shares”), at a price of $7.05 per PIPE Share (the “Private Placement”).

The Private Placement is expected to close immediately following the closing of the Acquisition (the date of closing, the “Closing Date”), subject to the satisfaction of specified customary closing conditions, including approval from the stockholders of the Company, and contingent upon, among other things, the closing of the Acquisition. The Company expects to receive aggregate gross proceeds from the Private Placement of approximately $75,000, before deducting placement agent fees and estimated offering expenses payable by the Company.

In connection with the Acquisition and the Private Placement, the Company has filed a proxy statement and will seek the approval of its stockholders to, among other things, issue the Stock Consideration and the PIPE Shares under the rules of the Nasdaq Stock Market (the “Company Voting Proposals”).

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

Our efforts have been focused on SGT-001 and SGT-003, gene transfer candidates under investigation for their ability to drive functional dystrophin protein expression in patients’ muscles and improve the course of the disease.

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

In April 2022, we announced that we were streamlining our operations and making a strategic shift to a commercially scaled, transient transfection-based manufacturing process for SGT-001, and a related headcount reduction of approximately 35 percent. We also announced that we had concluded enrollment in IGNITE DMD and will continue monitoring dosed patients for five years post-treatment.

In September 2022, we reported interim data from skeletal muscle biopsies from Patients 6-8 in IGNITE DMD collected 12 months after infusion of SGT-001 at the 2E14 vg/kg dose level. The muscle biopsy results were analyzed by two methods, western blot and immunofluorescence.

Biopsy Results (2E14 Cohort)	3 months	12 months	18 months	24 months
	(Mean % - Pts.	(Mean % - Pts.	(Pt. 5)	(Pt. 4)
	4-9)	6-8)
% Normal Dystrophin (Western Blot)	6.60%	8.40%	70%	BLQ*
% Positive Fibers (Immunofluorescence)
Blinded Assessment (MCW)	31%	30%	85%	10%
Automated Assessment (Flagship)	40%	40%	84%	32%

* Below the limit of quantification (5%)

The following table summarizes the interim efficacy results for Patients 4-8 in IGNITE DMD at 12-months post-doing:

Summary of 12-Month Interim Efficacy Results of IGNITE DMD for Patients 4-8 (2E14 vg/kg cohort)

	Mean Change from	Mean Difference vs	Mean Difference vs
	Baseline	Untreated	Natural History
	(Range)	Control Cohort
6 Minute Walk Test (meter)	52.2 (12 to 85)	60.7	+94.5(1)
North Star Ambulatory Assessment (units)	1.2 (-1 to 3)	5.2	+4.2(2)
Forced Vital Capacity (%p)	12.9 (-10.7 to	23.6	+17.9(3)
	36.7)
Peak Expiratory Flow (%p)	1.2 (-28.4	10.9	+6.2(4)
	to 26.7)
Forced Expiratory Volume in One Second (%p)	10.1 (-10 to	22.6	Not Available
	31.3)
PODCI Global Function (points)	12.0 (2 to 27)	26	+17.1(5)
PODCI Transfer/Basic Mobility (points)	7.0 (-5 to 20)	13	+17.0(6)
PODCI Sports/Physical Functioning (points)	21.0 (0 to 39)	34.5	+24.1(7)
Stride Velocity 95th Centile (%)	8.8 (-4.8 to	26	+23.9(8)
	28.8)

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

(4): -5.0%p expected decline in 12 months after age 6 (Mayer et al 2015)

(5): -5.05 point expected decline in 12 months (Henricson et al 2013)

(6): -9.95 point expected decline in 12 months (Henricson et al 2013)

(7): -3.11 point expected decline in 12 months (Henricson et al 2013)

(8): -15.1% expected decline in 12 months after age 5 (EMA SV95C Endpoint Qualification Dossier, SYSNAV (Vernon, France)

We expect to share additional data from IGNITE DMD in early 2023, including the study’s primary one-year analysis of all treated patients as well as three-year longitudinal data from Patients 4-6.

In September 2022, we also announced that we will be pausing activities for SGT-001. We intend to complete currently ongoing SGT-001 preclinical and manufacturing activities in order to be in a position to reactivate the program in the future, if desired.

SGT-003

SGT-003 is our next-generation gene transfer candidate. It is comprised of our nNOS binding domain microdystrophin transgene, the muscle-specific promoter present in SGT-001 and AAV-SLB101, a novel, rationally designed AAV capsid, that was screened in our internal development platform for enhanced muscle tropic capsids. We believe that the properties of this novel capsid may allow for enhanced benefit over therapies using traditional capsids, potentially both in terms of efficacy and safety. In September 2022, we announced that we made the strategic decision to prioritize SGT-003.

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

In September 2022, we released new SGT-003 non-clinical data which reinforced previous comparative analyses that demonstrated increased microdystrophin expression using the novel muscle-tropic capsid AAV-SLB101 compared to AAV9. In an in vivo mdx mouse study, muscle tissues collected 28 days post-dosing from mice treated with SGT-003 manufactured using a transient-transfection based process showed approximately 2.3-fold higher levels of microdystrophin protein, as measured by western blot, compared to mice treated at equivalent doses with SGT-001 manufactured using an HSV based process. We believe these data continue to suggest that the AAV-SLB101 capsid, which is used in SGT-003, may be a superior candidate for muscle-targeted gene therapies, with the potential of achieving higher levels of microdystrophin expression with lower total doses, and support the advancement of the development of SGT-003 for the treatment of Duchenne.

Development activities for SGT-003 are ongoing and we anticipate submitting an IND for SGT-003 in mid-2023 and, subject to IND clearance, initiating patient dosing in late-2023.

Acquisition and Private Placement

On September 29, 2022, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Greenland Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, or the Transitory Subsidiary, AavantiBio, Inc., a Delaware corporation, or AavantiBio, and, solely in his capacity as equityholder representative, Douglas Swirsky. The Merger Agreement provides for the acquisition of AavantiBio by us through the merger of Transitory Subsidiary with and into AavantiBio, with AavantiBio surviving as a wholly owned subsidiary of the Company, or the Acquisition. The combined company plans to focus on advancing a portfolio of neuromuscular and cardiac programs, led by SGT-003 for the treatment of Duchenne. Additional pipeline programs are expected to include AVB-202, a gene transfer candidate for the treatment of Friedreich’s ataxia, AVB-401, a product candidate for the treatment of BAG3 mediated dilated cardiomyopathy, and additional assets for the treatment of undisclosed cardiac diseases. Following approval by our stockholders of, among other things, the issuance of the stock consideration issuable in connection with the Acquisition under the rules of The Nasdaq Stock Market LLC, the combined company will continue to operate under the name Solid Biosciences Inc. and will continue to trade on Nasdaq under the ticker symbol “SLDB.” It is expected that, subject to and effective upon the closing of the Acquisition, Alexander (Bo) Cumbo, the current President and Chief Executive Officer of AavantiBio, will be appointed as our President and Chief Executive Officer, and Mr. Cumbo and Adam Koppel, Managing Director of Bain Capital Life Sciences, will join our board of directors. More information regarding the Acquisition and the terms of the Merger Agreement are discussed in Note 15 to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

On September 29, 2022, we also entered into securities purchase agreements, or the Securities Purchase Agreement, with several accredited investors, pursuant to which we agreed to issue and sell in a private placement an aggregate of 10,638,290 shares of our common stock, or the Private Placement. The Private Placement is expected to close immediately following the closing of the Acquisition. We anticipate receiving aggregate gross proceeds from the Private Placement of approximately $75.0 million, before deducting placement agent fees and estimated offering expenses.

Our Operations

On October 26, 2022, our board of directors approved a reverse stock split of our outstanding shares of common stock at a ratio of one-for-15 (1:15). The reverse stock split became effective on October 27, 2022. The reverse stock split was approved by our stockholders at our Annual Meeting of Stockholders on June 7, 2022. All share and per share amounts of the common stock included in this quarterly report on Form 10-Q, including in the accompanying condensed consolidated financial statements, have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Since our inception, we have devoted substantial resources to identifying and developing SGT-001, SGT-003 and other future product candidates, developing our manufacturing processes, organizing and staffing our company and providing general and administrative support for these operations. We have incurred significant losses every year since our inception. We do not have any products approved for sale. To date, we have not generated any revenue from product sales. Our ability to eventually generate any product revenue sufficient to achieve profitability will depend on the successful development, approval and eventual commercialization of SGT-003 and other future product candidates. If successfully developed and approved, we intend to commercialize SGT-003 in the United States and European Union and may enter into licensing agreements or strategic collaborations in other markets. If we generate product sales or enter into licensing agreements or strategic collaborations, we expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of any product sales, license fees, milestone payments and other payments. If we fail to complete the development of SGT-003 and other future product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $20.4 million and $70.8 million for the three and nine months ended September 30, 2022, respectively, and $18.0 million and $53.6 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $547.6 million. We expect to incur significant expenses and operating losses for the foreseeable future.

As we seek to develop and commercialize SGT-003 or other future product candidates, we anticipate that our expenses will increase significantly and that we will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity financings, debt financings or other sources, which may include licensing agreements or strategic collaborations. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, if at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of SGT-003 or other future product candidates.

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

In March 2021, we issued and sold in a public offering 1,666,666 shares of our common stock at a price per share to the public of $86.25, including the full exercise by the underwriters of an option to purchase additional shares of common stock. We received net proceeds of approximately $134.9 million after deducting underwriting discounts and commissions and offering expenses.

As of September 30, 2022, we had cash, cash equivalents, and available-for-sale securities of $142.2 million. Based on our current operating plan and without giving effect to the Acquisition or Private Placement, the completion of which cannot be assured, we believe that our cash, cash equivalents, and available-for-sale securities as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. If we are able to complete the Acquisition and Private Placement, we expect to have approximately $215.0 million of cash, cash equivalents, and available-for-sale securities at closing, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. There is no guarantee that these transactions will close as planned, or at all. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

The ongoing COVID-19 pandemic has caused federal, state, and local governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restriction and bans, heightened border scrutiny and other measures. We are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention as well as federal, state, and local governments regarding working-from-home practices for non-essential employees. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19. The full extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments that are highly uncertain, including the length and severity of this pandemic, the actions taken to contain it or treat its impact and the impact on our preclinical development, employees, vendors and suppliers, all of which are uncertain and cannot be predicted. We will continue to monitor the situation closely.

Financial operations overview

Revenue

Collaboration revenue - related party

Collaboration revenue was $8.1 million for the nine months ended September 30, 2022 compared to $10.5 million for the nine months ended September 30, 2021. We recognized this revenue related to research services and cost reimbursement from the collaboration and license agreement, or the Collaboration Agreement, with Ultragenyx Pharmaceutical Inc., or Ultragenyx.

Product revenue

We have not generated any product revenue to date and do not expect to generate any product revenue from the sale of our products for the foreseeable future, if ever. If our development efforts for SGT-003 or other future product candidates are successful and result in marketing approval, we may generate product revenue in the future from product sales.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
SGT-001	$1,476	$5,088	$19,697	$17,995
SGT-003	3,235	52	6,668	163
Other development programs	582	75	1,736	464
Unallocated research and development expenses
Personnel related expenses	5,622	6,295	19,906	17,572
External expenses	3,090	2,915	9,123	7,950
Total unallocated research and development expenses	8,712	9,210	29,029	25,522
Total research and development expenses	$14,005	$14,425	$57,130	$44,144

We cannot determine with certainty the duration, costs and timing of clinical trials of SGT-003 and other future product candidates, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval or our other research and development expenses. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•
the scope, rate of progress, expense and results of any clinical trials of SGT-003 or other future product candidates and other research and development activities that we may conduct;
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses will increase in the future as we initiate clinical trials for SGT-003 or any future product candidates and continue to identify and develop additional product candidates.

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

We expect that our general and administrative expenses will increase in the future as we support our research and development activities and activities related to the clinical trials for and potential commercialization of SGT-003 and other future product candidates.

Restructuring charges

In April 2022, we implemented changes to our corporate strategy. In connection with the changes to corporate operations, we reduced headcount by approximately 35 percent.

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

During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase	%
(in thousands)	2022	2021	(decrease)	Change
Collaboration revenue - related party	$—	$3,537	$(3,537)	(100)%
Operating expenses:
Research and development	14,005	14,425	(420)	(3)%
General and administrative	7,127	7,143	(16)	0%
Total operating expenses	21,132	21,568	(436)	(2)%
Loss from operations	(21,132)	(18,031)	(3,101)	(17)%
Other income (expense), net	722	48	674	1404%
Net loss	$(20,410)	$(17,983)	$(2,427)	(13)%

Collaboration revenue - related party

There was no collaboration revenue for the three months ended September 30, 2022 , compared to $3.5 million of collaboration revenue for the three months ended September 30, 2021. The decrease in collaboration revenue was related to the completion of research and development services contemplated under the Collaboration Agreement during the second quarter of fiscal year 2022, resulting in the recognition of the remaining deferred revenue recorded at the time the Collaboration Agreement was executed. No other research and development has commenced under this agreement.

Research and development expenses

	Three Months Ended September 30,		Increase	%
(in thousands)	2022	2021	(decrease)	Change
SGT-001	$1,476	$5,088	$(3,612)	(71)%
SGT-003	3,235	52	3,183	6121%
Other development programs	582	75	507	676%
Unallocated research and development expenses
Personnel related expenses	5,622	6,295	(673)	(11)%
External expenses	3,090	2,915	175	6%
Total unallocated research and development expenses	8,712	9,210	(498)	(5)%
Total research and development expenses	$14,005	$14,425	$(420)	(3)%

Research and development expenses for the three months ended September 30, 2022 were $14.0 million, compared to $14.4 million for the three months ended September 30, 2021. The decrease of $0.4 million in research and development expenses was primarily due to a $3.6 million decrease in costs for SGT-001, decreases in manufacturing and related costs, and a decrease in unallocated research and development costs of $0.5 million primarily related to personnel expenses, offset by a $3.2 million increase in costs for SGT-003 for manufacturing and related costs and a $0.5 million increase in other development programs, primarily due to increased study costs.

General and administrative expenses

General and administrative expenses were $7.1 million for each of the three months ended September 30, 2022 and 2021.

Other income (expense), net

Other income, net was $0.7 million for the three months ended September 30, 2022, compared to other expense of less than $0.1 million for the three months ended September 30, 2021. The activity was primarily related to the increase in interest income on available-for-sale securities included within our portfolio.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase	%
(in thousands)	2022	2021	(decrease)	Change
Collaboration revenue - related party	$8,094	$10,466	$(2,372)	(23)%
Operating expenses:
Research and development	57,130	44,144	12,986	29%
General and administrative	21,330	19,924	1,406	7%
Restructuring charges	1,520	—	1,520	100%
Total operating expenses	79,980	64,068	15,912	25%
Loss from operations	(71,886)	(53,602)	(18,284)	(34)%
Other income (expense), net	1,056	24	1,032	4300%
Net loss	$(70,830)	$(53,578)	$(17,252)	(32)%

Collaboration revenue - related party

Collaboration revenue for the nine months ended September 30, 2022 was $8.1 million, compared to $10.5 million of collaboration revenue for the nine months ended September 30, 2021. The decrease in collaboration revenue of $2.4 million was related to the completion of research and development services contemplated under the Collaboration Agreement, resulting in the recognition of the remaining deferred revenue, which was recorded at the time the Collaboration Agreement was executed in the second quarter of 2022.

Research and development expenses

	Nine Months Ended September 30,		Increase	%
(in thousands)	2022	2021	(decrease)	Change
SGT-001	$19,697	$17,995	$1,702	9%
SGT-003	6,668	163	6,505	3991%
Other product candidates	1,736	464	1,272	274%
Unallocated research and development expenses
Personnel related expenses	19,906	17,572	2,334	13%
External expenses	9,123	7,950	1,173	15%
Total unallocated research and development expenses	29,029	25,522	3,507	14%
Total research and development expenses	$57,130	$44,144	$12,986	29%

Research and development expenses for the nine months ended September 30, 2022 were $57.1 million, compared to $44.1 million for the nine months ended September 30, 2021. The increase of $13.0 million in research and development expenses was primarily due to an increase in manufacturing and related costs for SGT-003 of $6.5 million, $1.7 million increase in manufacturing and related costs for SGT-001, an increase in other product candidates for studies and product specific costs of $1.3 million, and an increase in unallocated research and development costs of $3.5 million, primarily due to an increase in personnel related expenses of $2.3 million and an increase in facilities expenses of $1.2 million.

General and administrative expenses

General and administrative expenses were $21.3 million for the nine months ended September 30, 2022, compared to $19.9 million for the nine months ended September 30, 2021. The increase of $1.4 million was primarily due to an increase in legal costs.

Restructuring charges

Restructuring charges were $1.5 million for the nine months ended September 30, 2022, compared to $0 for the nine months ended September 30, 2021. In April 2022, we implemented changes to our corporate strategy. In connection with the changes to corporate operations, we reduced headcount by approximately 35 percent.

Other income (expense), net

Other income, net was $1.1 million for the nine months ended September 30, 2022, compared to other expense, net of less than $0.1 million for the nine months ended September 30, 2021. The activity was primarily related to the increase in interest income on available-for-sale securities included within our portfolio.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of common stock and prefunded warrants to purchase shares of our common stock in private placements and the sale of common stock in our initial public offering and a follow-on public offering, and sales of common stock under our “at-the-market offering” sales agreement, dated March 13, 2019 and as amended on August 16, 2021, by and between us and Jefferies LLC, or Jefferies, or the ATM Sales Agreement. Through September 30, 2022, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $471.3 million of net proceeds from the sale of our common stock through public offerings, including our IPO, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreement with Ultragenyx, as detailed in the following paragraphs.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended in August 2021, under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the year ended December 31, 2020, we sold 420,642 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $23.2 million. During the year ended December 31, 2021 and the three and nine months ended September 30, 2022, we did not sell any shares pursuant to the ATM Sales Agreement.

On March 23, 2021, we issued and sold in a public offering 1,666,666 shares of our common stock at a price per share of $86.25, including the full exercise by the underwriters of an option to purchase additional shares of common stock, or the March 2021 Offering. We received net proceeds of approximately $134.9 million after deducting underwriting discounts and commissions and offering expenses.

On May 31, 2022, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC notifying us that, for the last 30 consecutive business days, the bid price for our common stock, had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we have been provided a period of 180 calendar days, or until November 28, 2022, or the Compliance Date, to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to us that we have regained compliance with the Bid Price Requirement, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If we do not regain compliance with the Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To help cure the deficiency, we effected a reverse stock split on October 27, 2022. We are actively monitoring our stock price and will consider any and all options available to us to maintain compliance. The alternatives to trading on the Nasdaq Global Select Market or another national securities exchange are generally considered to be less efficient and less broad-based than the national securities exchanges and the liquidity of our common stock will likely be reduced if we fail to regain compliance with the Bid Price Requirement.

As of September 30, 2022, we had cash, cash equivalents and available-for-sale securities of $142.2 million and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash used in operating activities	$(63,497)	$(56,890)
Cash used in investing activities	(6,943)	(121,262)
Cash provided by financing activities	94	134,919
Net decrease in cash, cash equivalents and restricted cash	$(70,346)	$(43,233)

Operating activities

During the nine months ended September 30, 2022, operating activities used $63.5 million of cash, primarily resulting from our net loss of $70.8 million and changes in our operating assets and liabilities of $0.8 million, partially offset by non-cash charges of $8.1 million. Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2022 consisted of a decrease in deferred revenue of $8.1 million, partially offset by a cash inflow in prepaid expenses and other assets of $3.4 million, an increase in accrued expenses and other current and non-current liabilities of $3.3 million, an increase in accounts payable of $0.7 million and a decrease in accounts receivable of $0.1 million. Non-cash activities were driven by equity-based compensation of $5.9 million, depreciation expense of $1.9 million and amortization on available-for-sale securities of $0.5 million, partially offset from the gain on lease termination of $0.2 million.

During the nine months ended September 30, 2021, operating activities used $56.9 million of cash, primarily resulting from our net loss of $53.6 million and cash used in changes in our operating assets and liabilities of $16.0 million offset by non-cash charges of $12.7 million due to equity-based compensation of $10.0 million, depreciation expense of $2.2 million and amortization on available for sale securities of $0.5 million. Net cash used in changes in our operating assets and liabilities during the nine months ended September 30, 2021 consisted primarily of a decrease in accrued expenses and other liabilities of $4.8 million, a decrease in deferred revenue of $9.6 million, an increase in accounts receivable of $0.6 million and an increase prepaid expenses and other assets of $1.6 million, offset by an increase in accounts payable of $0.6 million.

Investing activities

During the nine months ended September 30, 2022, investing activities used $6.9 million of cash, resulting from the purchase of available-for-sale securities of $163.2 million and the purchase of property and equipment of $2.2 million, partially offset by the maturity of available-for-sale securities of $157.8 million and the cash received from the sale of property and equipment of $0.6 million.

During the nine months ended September 30, 2021, investing activities used $121.2 million of cash, resulting from purchases of available-for-sale securities and property and equipment.

Financing activities

During the nine months ended September 30, 2022, financing activities provided $0.1 million of cash, primarily resulting from the exercise of pre-funded warrants and the purchase of shares under the ESPP plan.

During the nine months ended September 30, 2021, financing activities provided $134.9 million of cash resulting from the March 2021 Offering.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to SGT-003, our ongoing SGT-001 preclinical and manufacturing activities and other future product candidates. In addition, we have incurred and expect to continue to incur costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•
move SGT-003 or other future product candidates into clinical trials;
•
continue research and preclinical development of SGT-003 or other future product candidates;
•
continue ongoing SGT-001 preclinical and manufacturing activities;
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

As of September 30, 2022, we had cash, cash equivalents and available-for-sale securities of $142.2 million. Based on our current operating plan and without giving effect to the Acquisition or Private Placement, the completion of which cannot be assured, we believe that our cash, cash equivalents and available-for-sale securities as of September 30, 2022 will be sufficient to fund our operating expenses and capital requirements into the second quarter of 2024. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. If we are able to complete the Acquisition and Private Placement, we expect to have approximately $215.0 million of cash, cash equivalents, and available-for-sale securities at closing, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. There is no guarantee that these transactions will close as planned, or at all. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Because of the numerous risks and uncertainties associated with the development of SGT-003 and other future product candidates and programs and because the extent to which we may enter collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
our ability to complete, on a timely basis or at all, the Acquisition and the Private Placement;
•
the results of IGNITE DMD and future clinical trials of SGT-003 and other future product candidates;
•
the costs, timing and outcome of regulatory review of SGT-003 and other future product candidates;
•
the scope, progress, results and costs of discovery, laboratory testing, manufacturing, preclinical development and clinical trials for SGT-003 and other future product candidates that we may pursue in the future, if any;
•
the costs associated with our manufacturing process development and evaluation of third-party manufacturers;
•
revenue, if any, received from commercial sale of SGT-003 or other future product candidates, should any of our product candidates receive marketing approval;
•
the costs related to the ongoing SGT-001 preclinical and manufacturing activities;
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

We expect to supply future clinical development programs for SGT-003 with drug produced at a cGMP compliant facility located at one of our CMOs. We intend to establish the capability and capacity to supply SGT-003 and other future product candidates at commercial scale from multiple sources. We have supplied, and expect to continue to supply, until we complete our currently ongoing SGT-001 preclinical and manufacturing activities, drug product produced at a cGMP compliant facility located at one of our CMOs.

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

Contractual obligations and commitments

Other than as set forth below, during the nine months ended September 30, 2022, there were no material changes to our contractual obligations and commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

For a description of the Merger Agreement and the Securities Purchase Agreement entered into on September 29, 2022, see Note 15 to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2022, our cash equivalents consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. As of September 30, 2022, our investments consisted of treasury bills and corporate bond securities that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our President and Chief Executive Officer and our interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, operating results and financial condition and the trading price of our common stock could decline. These risks are discussed more fully below. These risks include the following:

•
Failure to complete the Acquisition may result in us paying a termination fee to AavantiBio, which could harm our common stock price and our future business and operations.
•
If the conditions to the Acquisition are not satisfied or waived, the Acquisition may not be consummated and the Private Placement will likely not close.
•
Our stockholders may not realize a benefit from the Acquisition and the Private Placement commensurate with the ownership dilution they will experience in connection with the Acquisition and the Private Placement.
•
If the Acquisition and the Private Placement are not completed, our stock price may decline or fluctuate significantly.
•
The number of shares of our common stock that we will issue to former AavantiBio stockholders in the Acquisition is based on a formula and uncertain.
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
•
SGT-003 is a gene transfer candidate based on novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.
•
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
•
We have never completed a clinical trial, and may be unable to do so for any product candidates we may develop, including SGT-003.

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
•
Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize SGT-003 or other future product candidates and the approval may be for a more narrow indication than we seek.
•
We face significant competition.
•
We have limited gene transfer manufacturing experience and could experience production problems and delays in obtaining regulatory approval of our manufacturing processes, which could result in delays in the development or commercialization of SGT-003 or other future product candidates.
•
We expect to utilize third parties to conduct our product manufacturing for the foreseeable future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily or meet regulatory requirements.
•
Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our SGT-003 gene transfer product candidate or other gene transfer product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for SGT-003 or other gene transfer product candidates.
•
We heavily rely on certain in-licensed patents and other intellectual property rights in connection with our development of SGT-003 and other future product candidates and may be required to acquire or license additional patents or other intellectual property rights to continue to develop and commercialize SGT-003 and other future product candidates.
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

Risks related to the Acquisition and Private Placement

Failure to complete the Acquisition may result in us paying a termination fee to AavantiBio, which could harm our common stock price and our future business and operations.

If the Acquisition is not completed, we are subject to the following risks, among others:

•
if the Merger Agreement is terminated under specified circumstances, we will be required to pay AavantiBio a termination fee of $310,000 and reimburse AavantiBio’s expenses up to a maximum of $750,000;
•
the price of our common stock may decline and could fluctuate significantly; and
•
we may be required to pay certain costs related to the Acquisition, such as legal and accounting fees, whether or not the Acquisition is consummated.

If the Merger Agreement is terminated and our board of directors determines to seek another strategic or financial transaction, there can be no assurance that we will be able to identify and/or consummate such a transaction that would yield greater benefits than the benefits to be provided under the Merger Agreement.

If the conditions to the Acquisition are not satisfied or waived, the Acquisition may not be consummated.

The closing of the Acquisition is subject to a number of conditions as set forth in the Merger Agreement that must be satisfied or waived, including, among others, the approval of the Company Voting Proposals by our stockholders at a special meeting of our stockholders.

There can be no assurance as to whether or when the conditions to the closing of the Acquisition will be satisfied or waived or as to whether or when the Acquisition will be consummated. If the conditions are not satisfied or waived, the Acquisition may not be consummated or the closing may be delayed, and we and AavantiBio each may lose some or all of the intended benefits of the Acquisition.

If the Acquisition is not consummated, the Private Placement will likely not close.

In connection with the Acquisition, on September 29, 2022, we entered into the Securities Purchase Agreement with certain investors, pursuant to which the investors agreed to purchase 10,638,290 shares of our common stock upon the closing of the Private Placement, which is expected to occur as of immediately following the closing of the Acquisition. The expected gross proceeds from the Private Placement are approximately $75 million, before deducting placement agent fees and estimated offering expenses. The closing of the Private Placement is subject to a number of conditions as set forth in the Securities Purchase Agreement that must be satisfied or waived, including, among others, the approval of the Company Voting Proposals by our stockholders at a special meeting of our stockholders, the closing of the Acquisition and certain other conditions. In the event of any such failure to meet the conditions precedent, if the investors in the Private Placement do not waive our requirement to satisfy such conditions (to the extent applicable), then the Private Placement will not close.

The Acquisition may be completed even though a material adverse effect may result from the announcement of the Acquisition, industry-wide changes or other causes.

In general, neither our nor AavantiBio is obligated to complete the Acquisition if there is a “material adverse effect” affecting the other party between September 29, 2022, the date of the Merger Agreement, and the closing of the Acquisition. However, certain types of changes are excluded from the concept of a “material adverse effect.” Such exclusions include, but are not limited to, changes in general business or economic conditions affecting the industry in which we and/or AavantiBio, as applicable, operates, changes in the generally accepted accounting principles in the United States, or GAAP, changes in laws, rules or regulations of general applicability or interpretations thereof, natural disasters, pandemics (including the COVID-19 pandemic), acts of war, outbreak or escalation of hostilities or acts of terrorism, changes in financial, banking, securities markets, or general economic, regulatory, legislative or political conditions (including changes in interest or exchange rates), changes resulting from the announcement or pendency of the Acquisition, and failures to meet internal expectations or projections of results of operations. Therefore, if any of these events were to occur impacting us or AavantiBio, the other party would still be obliged to consummate the closing of the Acquisition. If any such adverse changes occur and we and AavantiBio consummate the closing of the Acquisition, our stock price following the closing may suffer. This in turn may reduce the value of the Acquisition to our stockholders, AavantiBio stockholders or both.

Some Solid and AavantiBio directors and executive officers have interests in the Acquisition that are different from yours and that may influence them to support or approve the Acquisition without regard to your interests.

Directors and executive officers of Solid and AavantiBio have interests in the Acquisition that are different from, or in addition to, the interests of Solid’s stockholders generally. These interests with respect to Solid’s directors and executive officers may include, among others, that Solid’s directors and certain of Solid’s executive officers are expected to continue to serve as directors and executive officers, respectively, of the combined company after the closing of the Acquisition; that certain of Solid’s and AavantiBio’s current executive officers have entered into executive transition and separation agreements providing for certain termination benefits effective upon the closing of the Acquisition; that certain of Solid's and AavantiBio's current executive officers have agreed to enter into consulting arrangements with Solid for a period of time following the closing of the Acquisition; and that Solid’s directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. These interests with respect to AavantiBio’s directors and executive officers may include, among others, retention bonus payments; severance payments if employment is terminated in a qualifying termination in connection with the Acquisition and rights to continued indemnification; expense advancement and insurance coverage. Certain of AavantiBio’s directors have also dedicated substantial time to the inventions underlying AavantiBio’s product candidates, have a personal interest in seeing those product candidates advanced and may receive additional future payments outside of their relationship with AavantiBio based on certain milestones in the advancement of AavantiBio's product candidates. Additionally, certain directors of Solid and AavantiBio and/or their respective affiliated funds will receive additional shares of Solid common stock in the Acquisition and certain funds affiliated with directors of Solid have agreed to participate in the Private Placement, including certain funds affiliated with RA Capital, Perceptive and Bain. Certain of AavantiBio’s executive officers are expected to continue as executive officers of the combined company after the effective time of the Acquisition, including that Alexander (Bo) Cumbo, President and Chief Executive Officer of AavantiBio, is expected to serve as President and Chief Executive Officer of the combined company and on the board of directors of the combined company as of, and contingent upon, the effective time of the Acquisition.

The Solid and AavantiBio boards of directors were aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the Acquisition, and recommend the approval of the Merger Agreement and related matters to Solid and AavantiBio stockholders. These interests, among other factors, may have influenced the directors and executive officers of Solid and AavantiBio to support or approve the Acquisition.

The number of our shares of common stock that we will issue to former AavantiBio stockholders in the Acquisition is based on a formula and uncertain.

Pursuant to the Merger Agreement, the aggregate consideration payable to former stockholders of AavantiBio shall be (i) $1,000 of cash plus (ii) a number of shares of our common stock equal to (a) fifteen percent (15%) of outstanding shares of our common stock as of immediately following the closing of the Acquisition, less (b) a number of shares of our common stock equal to (i) the amount by which the aggregate amount of closing indebtedness exceeds $3,000,000, divided by (ii) the VWAP of our common stock over the five (5) consecutive trading day period ending two (2) full trading days prior to the closing date of the Acquisition.

Because the final exchange ratio depends on a formula determined at the closing of the Acquisition, including based on the number of shares of our common stock then outstanding, the amount of closing indebtedness of AavantiBio and our trading price determined as described above, our stockholders will not know or be able to determine at the time of the special meeting of stockholders the exact number of shares of our common stock that AavantiBio stockholders will receive as aggregate consideration or the market value of such shares.

The market price of our common stock has fluctuated prior to and after the date of the announcement of the Merger Agreement and will continue to fluctuate from the date of this Quarterly Report on 10-Q, and through the date the Acquisition is completed. It is impossible to accurately predict the market price of our common stock and, therefore, impossible to accurately predict the value of the shares of our common stock that we will issue to former AavantiBio stockholders in the Acquisition. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in our business results of operations, financial condition and prospects, the effect of uncertainties related to the COVID-19 pandemic on U.S. and global markets, market assessments of the likelihood that the Acquisition will be completed, interest rates and other factors generally affecting the price of our common stock, and the timing of the Acquisition. Many of these factors are beyond our control.

Our stockholders may not realize a benefit from the Acquisition and the Private Placement commensurate with the ownership dilution they will experience in connection with the Acquisition and the Private Placement.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Acquisition, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the benefits currently anticipated from the Acquisition and the Private Placement.

The obligations and liabilities of AavantiBio, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of AavantiBio to us.

AavantiBio’s obligations and liabilities, some of which may not have been disclosed to us or may not be reflected or reserved for in AavantiBio’s historical financial statements, may be greater than we have anticipated. The obligations and liabilities of AavantiBio could have a material adverse effect on AavantiBio’s business or AavantiBio’s value to us or on our business, financial condition, or results of operations. We have only limited indemnification from AavantiBio under the Merger Agreement with respect to obligations or liabilities of AavantiBio, whether known or unknown. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification or alternative remedies that might be available to us, or any applicable insurance, we could suffer severe consequences that would substantially reduce our earnings and cash flows or otherwise materially and adversely affect our business, financial condition, or results of operations.

If the Acquisition and the Private Placement are not completed, our stock price may decline or fluctuate significantly.

The market price of our common stock is subject to significant fluctuations. During the 12-month period ended October 26, 2022, the closing sales price of our common stock on The Nasdaq Global Select Market ranged from a high of $36.90 on November 4, 2021 to a low of $6.42 on May 11, 2022. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. The market price of our common stock will likely be volatile based on whether stockholders and other investors believe that we can complete the Acquisition and the Private Placement or otherwise raise additional capital to support our operations if the Acquisition is not consummated and another strategic or financial transaction cannot be identified, negotiated and consummated in a timely manner, if at all. In addition, our common stock will remain subject to such significant fluctuations even if the Acquisition and the Private Placement are completed.

The volatility of the market price of our common stock may be exacerbated by low trading volume or other factors. Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies,

The market price of our common stock following the Acquisition may decline as a result of the Acquisition.

The market price of our common stock may decline as a result of the Acquisition for a number of reasons, including if:

•
investors react negatively to the prospects of the combined company’s business and prospects following the closing of the Acquisition;
•
the effect of the Acquisition on the combined company’s business and prospects following the closing of the Acquisition is not consistent with the expectations of financial or industry analysts; or
•
the combined company does not achieve the perceived benefits of the Acquisition as rapidly or to the extent anticipated by stockholders or financial or industry analysts.

During the pendency of the Acquisition, we and AavantiBio may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect their respective business prospects.

Covenants in the Merger Agreement impede the ability of us and AavantiBio to make acquisitions during the pendency of the Acquisition, subject to specified exceptions. As a result, if the Acquisition is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating or knowingly encouraging, inducing or facilitating the communication, making, submitting or announcing any acquisition proposal or acquisition inquiry or taking any action that could reasonably be expected to lead to an acquisition proposal or acquisition inquiry, subject to specified exceptions. Any such transactions could be favorable to such party’s stockholders, but the parties may be unable to pursue them.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of us and AavantiBio from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except, in the case of us, in limited circumstances. In addition, if the Merger Agreement is terminated under specified circumstances, we would be required to pay AavantiBio a termination fee of $310,000 and reimburse AavantiBio’s expenses up to a maximum of $750,000. These payments may discourage third parties from submitting competing proposals to us or our stockholders, and may cause our board of directors to be less inclined to recommend a competing proposal.

Because the lack of a public market for AavantiBio’s capital stock makes it difficult to evaluate the fair market value of AavantiBio’s capital stock, the value of our common stock to be issued to AavantiBio’s stockholders in connection with the Acquisition may be more or less than the fair market value of AavantiBio’s capital stock.

The outstanding capital stock of AavantiBio is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of AavantiBio’s capital stock. Because the percentage of our equity to be issued to AavantiBio’s stockholders in the Acquisition was determined based on negotiations between the parties, it is possible that the value of our common stock to be issued to AavantiBio’s stockholders in connection with the Acquisition will be more or less than the fair market value of AavantiBio’s capital stock.

We and AavantiBio may become involved in securities litigation or stockholder derivative litigation in connection with the Acquisition, the Private Placement and the other transactions contemplated by the Merger Agreement and this could divert the attention of our and AavantiBio management and harm the combined company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.

Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of an acquisition or a business combination transaction. We and AavantiBio may become involved in this type of litigation in connection with the Acquisition, the Private Placement and the other transactions contemplated by the Merger Agreement and the combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business and the business of AavantiBio and the combined company.

Risks related to our financial position and need for capital requirements

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. Our net loss was $70.8 million for the nine months ended September 30, 2022. Our net losses were $72.2 million and $88.3 million for the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $547.6 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer product candidate, SGT-001, and preclinical development of our gene transfer product candidate, SGT-003, as well as to building out our management team and infrastructure. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•
move SGT-003 or other future product candidates into clinical trials;
•
continue research and preclinical development of SGT-003 or other future product candidates;
•
continue ongoing SGT-001 preclinical and manufacturing activities;
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

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we continue to monitor patients dosed in IGNITE DMD and complete future clinical trials of SGT-003 and other future product candidates, obtain marketing approval for SGT-003 or other future product candidates, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future product candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-003 and other future product candidates. In addition, if we obtain marketing approval for SGT-003 or other future product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of September 30, 2022 (and without giving effect to the Acquisition or Private Placement, the completion of which cannot be assured) will be sufficient to fund our operating expenses and capital requirements into the second quarter of 2024, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of SGT-003 and other future product candidates.

If we are able to complete the Acquisition and Private Placement, we expect to have approximately $215.0 million of cash, cash equivalents, and available-for-sale securities at closing, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. There is no guarantee that these transactions will close as planned, or at all.

Our future capital requirements will depend on many factors, including:

•
our ability to complete, on a timely basis or at all, the Acquisition and Private Placement;
•
the results of IGNITE DMD and future clinical trials of SGT-003 and other future product candidates;
•
the costs, timing and outcome of regulatory review of SGT-003 and other future product candidates;
•
the scope, progress, results and costs of discovery, laboratory testing, manufacturing, preclinical development and clinical trials for SGT-003 and other future product candidates that we may pursue in the future, if any;
•
the costs associated with our manufacturing process development and evaluation of third-party manufacturers;
•
revenue, if any, received from commercial sale of SGT-003 or other future product candidates, should any of our future product candidates receive marketing approval;
•
the costs related to the ongoing SGT-001 preclinical and manufacturing activities;
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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, SGT-003 and other future product candidates that we may pursue in the future. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our success in:

•
completing research and development of SGT-003 and other future product candidates in a timely and successful manner;
•
seeking and obtaining regulatory and marketing approvals for any product candidates for which we complete clinical trials;
•
launching and commercializing SGT-003 and other future product candidates for which we obtain regulatory and marketing approval by establishing a sales force and marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
•
maintaining and enhancing a commercially viable, sustainable, scalable, reproducible and transferable manufacturing processes for SGT-003 and other future product candidates that is compliant with cGMPs;
•
establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the commercial demand for SGT-003 and other future product candidates, if approved;
•
obtaining market acceptance, if and when approved, of SGT-003 or other future product candidate as a viable treatment option by patients, the medical community and third-party payors;
•
qualifying for coverage and adequate reimbursement by government and third-party payors for SGT-003 and other future product candidates both in the U.S. and internationally;
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

We and our third-party manufacturers for our SGT-003 supply, and prospective contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, and laboratory supplies for our current and future preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We and our third-party manufacturers, and prospective CROs, may face disruptions related to future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites.

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

Risks related to the development of our product candidates

SGT-003 is a gene transfer candidate based on novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. To our knowledge, only a limited number of gene transfer products have been approved for commercialization in the United States and the European Union.

We have historically concentrated our research and development efforts on SGT-001 for the treatment of Duchenne. We plan to prioritize SGT-003 for the treatment of Duchenne and our future success depends on our successful development of SGT-003 and other future product candidates. Our risk of failure is high. We have experienced with SGT-001, and may in the future experience with SGT-003, problems or delays in developing these and other future product candidates. Any such problems or delays would cause unanticipated costs, and any development problems may not be solved. For example, we or another party may uncover a previously unknown risk associated with SGT-003, the adeno-associated virus, or AAV, vector, toxicity or other issues that may be more problematic than we currently believe and this may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional clinical testing.

In addition, the product specifications and the clinical trial requirements of the FDA, the European Commission, the European Medicines Agency, or the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. The regulatory approval process for novel product candidates such as ours is unclear and can be more expensive and take longer than for other, better known or more extensively studied product candidates. To our knowledge, only a limited number of gene transfer products have been approved for commercialization in the United States and the European Union. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for SGT-003 in either the United States or the European Union. Approvals by the European Commission may not be indicative of what the FDA may require for approval and vice versa.

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

In addition, it is possible that as we test SGT-003 or other future product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase III clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that SGT-003 or any other future product candidate has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked.

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other clinical trials using other vectors. While new recombinant vectors have been developed with the intent to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. More recently, there have been reports of significant adverse side effects, including muscle weakness and myocarditis, in clinical trials of other gene therapy treatments for Duchenne that may be related to the type and location of the specific gene mutation causing the disease. One clinical trial sponsor reported the death, preceded by hypovolemia and cardiogenic shock, of a non-ambulatory trial subject with advanced disease and cardiac dysfunction. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Additionally, in previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a positive ELISPOT test associated with T-cell responses, which is of unclear clinical translatability. If T-cells are activated, the cellular immune response system may trigger the removal of transduced cells. If our gene transfer candidate demonstrates a similar effect, we may decide or be required to halt or delay further clinical development of SGT-003 or other future product candidates involving AAV vectors for gene therapy.

For example, as part of our SGT-001 preclinical program, we performed necessary good laboratory practices, or GLP, toxicology studies to establish the overall safety profile of SGT-001 in wild-type mice and non-human primates, or NHPs. The data and our conclusions from these studies were included in our IND submission to the FDA. Systemic administration of SGT-001 was generally well tolerated in both species. We observed no evidence of test-article-related toxicity for up to 13 weeks after systemic administration of SGT-001 in either species that would prevent us from initiating clinical trials. In the NHP study, test-article-related effects were self-limited, mild chemistry and hematology changes with no microscopic correlates at the end of the study. There was a transient and asymptomatic increase in liver function enzymes observed in NHPs starting on day 9, which returned to normal levels by day 21. We believe there were no other relevant test-article-related adverse events associated with SGT-001 administration in either GLP study. In the NHP toxicology study, a single animal from the high dose cohort was euthanized after it did not recover from an anesthetic procedure. We believe this event was attributed to procedural errors. However, AAV vector cannot be completely ruled out as a contributing factor to the toxicity that gave rise to the event.

In addition to side effects caused by SGT-001 and other current or future product candidates, including SGT-003, the administration process or related procedures also can cause adverse side effects. For example, integration of AAV DNA into the host cell’s genome has been reported to occur. Further, our AAV delivery system has not been validated in human clinical trials previously, and if such delivery system does not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of SGT-003. In addition, the relatively high anticipated dosing requirements for SGT-003 may amplify the risk of adverse side effects relating to the AAV vector. When James M. Wilson, M.D., Ph.D., resigned from our Scientific Advisory Board in early 2018 he cited emerging concerns about the possible risks of high systemic dosing of AAV. If any such adverse side effects were to occur in the future and we are unable to demonstrate that they were not caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, SGT-003 or any other future product candidate for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the clinical trial. Patients will also create antibodies to the AAV vector and a second administration of gene transfer might not be successful.

Additionally, if SGT-003 or other future product candidates receive marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits outweigh the risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by SGT-003 or other future product candidates, several potentially significant negative consequences could result, including:

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

Delays in the completion of any clinical trial of SGT-003 or any other future product candidate, as a result of similar serious adverse events or clinical holds or otherwise, will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of SGT-003 or other future product candidates.

We have never completed a clinical trial, and may be unable to do so for any product candidates we may develop, including SGT-003.

We will need to successfully complete clinical trials in order to obtain FDA approval to market SGT-003 or other future product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or to begin as proposed, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. This may be particularly true for design of a pivotal trial for the treatment of Duchenne as the FDA has not given clear guidance as to the necessary endpoints for approval of a treatment for Duchenne. In addition, we cannot be certain how many clinical trials of SGT-003 or other future product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of SGT-003 or other future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, clinical trials, could prevent us from or delay us in commercializing SGT-003 and other future product candidates.

Success in preclinical studies or early clinical trials, including our IGNITE DMD clinical trial, may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials, including our IGNITE DMD clinical trial, are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. Our preclinical studies for SGT-003 in animals have been limited. We have only dosed a limited number of human subjects with SGT-001, and we have not dosed any human subjects with SGT-003. There is a high failure rate for gene therapy and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. SGT-003 or other future product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. This failure could cause us to abandon SGT-003 or other future product candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of SGT-003 or other future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

•
delays in the testing, validation, manufacturing and delivery of SGT-003 or other future product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;
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

Additionally, if the results of any clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with SGT-003 or other future product candidates, we may:

•
be delayed or fail in obtaining marketing approval for SGT-003 or other future product candidates;
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
•
experience damage to our reputation.

Our product development costs will increase if we experience delays in testing or marketing approvals. In addition, if we make manufacturing or other changes to SGT-003 or other future product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. We may also determine to change the design or protocol of one or more of our clinical trials, which we have done in the past and which could result in delays. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

If our third-party clinical trial vendors fail to comply with strict regulations, the clinical trials for SGT-003 or other future product candidates may be delayed or unsuccessful.

We do not have the personnel capacity to conduct or manage the clinical trials that will be necessary for the development of SGT-003 or other future product candidates. For IGNITE DMD we are relying, and for any future clinical trials we expect we will rely, on third parties to assist us in managing, monitoring and conducting our clinical trials. If these third parties fail to comply with applicable regulations or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures and, therefore, the clinical trials for SGT-003 or other future product candidates may be delayed or unsuccessful.

Furthermore, the FDA can be expected to inspect some or all of the clinical sites participating in our clinical trials to determine if our clinical trials are being conducted according to GCPs. If the FDA determines that these clinical sites are not in compliance with applicable regulations, we may be required to delay, repeat or terminate the clinical trials.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of SGT-003 or other future product candidates.

Identifying and qualifying patients to participate in any clinical trials of SGT-003 and other future product candidates are critical to our success. The timing of any clinical trials depends on our ability to recruit patients to participate as well as complete required follow-up periods. If patients are unwilling or unable to participate in our gene therapy clinical trials, including because of negative publicity from adverse events related to our product candidates, other approved gene therapies or the biotechnology or gene therapy fields, or due to competitive clinical trials for similar patient populations, clinical trials in products employing our vector or our platform or for other reasons, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval of SGT-003 or our other product candidates may be delayed. We may also experience delays if patients withdraw from the clinical trial or do not complete the required monitoring period. Furthermore, we may face difficulties in recruiting patients to enroll in, or once enrolled, retaining patients in future clinical trials if they or their caretakers are affected by the COVID-19 virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the COVID-19 pandemic. These delays could result in increased costs, delays in advancing SGT-003 or other future product candidates, delays in testing the effectiveness of SGT-003 and other future product candidates or termination of clinical trials altogether.

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

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize SGT-003 or other future product candidates and the approval may be for a more narrow indication than we seek.

We cannot commercialize SGT-003 or other future product candidates until the appropriate regulatory authorities have reviewed and approved the product candidate. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals. Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA advisory committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in regulatory authority policy during the period of product development, clinical trials and the regulatory review process.

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

Even if we obtain any regulatory approval for SGT-003 or other future product candidates, we will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or conditions of approval, or requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Even if we obtain and maintain approval for SGT-003 or other future product candidates from the FDA, we may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and adversely affect our business.

Even if we receive FDA approval of SGT-003 or other future product candidates in the United States, approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Future sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials, manufacturing and marketing approval. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. We intend to submit a marketing authorization application, or MAA, to the EMA for approval of SGT-003 in the European Union, but obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of SGT-003 or other future product candidates in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for SGT-003 or other future product candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced, and our ability to realize the full market potential of our product candidates will be harmed.

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

As we advance our product candidates through clinical development, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of SGT-003 or other future product candidates or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue.

We may not be able to obtain orphan drug exclusivity for one or more of our product candidates, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

In order for the FDA to grant orphan drug exclusivity to one of our products, the FDA must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which orphan drug exclusivity is sought does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition.

In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

The FDA Reauthorization Act of 2017, or FDARA, requires that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. FDARA reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the Court of Appeals concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

We may seek a breakthrough therapy designation for SGT-003 or other future product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for SGT-003 or other future product candidates; however, we cannot assure our stockholders that SGT-003 or other future product candidates will meet the criteria for that designation. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the new drug application is submitted to the FDA.

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

Accelerated approval by the FDA, even if granted for SGT-003 or other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of SGT-003 or other future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate endpoint is reasonably likely to predict long-term clinical benefit. Given that expression of microdystrophin has not yet been established to predict long-term clinical benefit, it is not currently accepted, and it is possible the FDA and/or other applicable regulatory agencies could decide never to accept it, as a surrogate endpoint for the accelerated approval pathway.

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

We may seek a Rare Pediatric Disease Designation for SGT-003 or other future product candidates. However, a BLA for SGT-003 or other future product candidates may not meet the eligibility criteria for a priority review voucher upon approval.

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

In order to receive a priority review voucher upon BLA approval, the product must receive designation from the FDA as a product for a rare pediatric disease prior to submission of the marketing application. A “rare pediatric disease” is a disease that is serious or life-threatening, in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and affects fewer than 200,000 people in the United States, or affects more than 200,000 people in the United States but there is no reasonable expectation that the cost of developing and making available in the United States a product for such disease or condition will be recovered from sales in the United States of such product. In addition to receiving rare pediatric disease designation, in order to receive a priority review voucher, the BLA must be given priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the product intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a product that does not include a previously approved active ingredient

The passage of the 21st Century Cures Act in December 2016 extended the Rare Pediatric Disease Priority Review Voucher Program, authorizing the FDA to award vouchers through September 30, 2022, for drugs with rare pediatric disease designation granted by September 30, 2020. On September 30, 2020, Congress provided a short-term extension of the Priority Review Voucher Program. On December 27, 2020, the Rare Pediatric Disease Priority Review Voucher Program was further extended. Under the current statutory sunset provisions, after September 30, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers. If we do not obtain approval of a BLA by these dates, and if the Rare Pediatric Disease Priority Review Voucher Program is not further extended by congressional action, we may not receive a Priority Review Voucher.

We may seek a fast track designation for SGT-003, or other future product candidates. However, such designation may not actually lead to a faster development or regulatory review or approval process. We might not receive such designation for SGT-003 or other future product candidates.

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

We may seek priority review designation for SGT-003 or other future product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates, however, we cannot assume that SGT-003 or other future product candidates will meet the criteria for that designation. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

We face significant competition and our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our ability to successfully market or commercialize SGT-003 or other future product candidates.

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

For example, we are aware of several companies and research institutions conducting clinicals trials of product candidates focused on systemic gene transfers for Duchenne, including Pfizer Inc. and Sarepta Therapeutics, Inc. with product candidates currently in Phase III clinical development, Genethon with a product candidate currently in Phase I/II/III clinical trial development, and REGENXBIO Inc., which has announced that it intends to start a Phase I/II clinical trial in the first half of 2023. In September 2022, Sarepta Therapeutics, Inc. announced that it had submitted a BLA for its gene therapy candidate SRP-9001 for the treatment of ambulant patients with Duchenne.

Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than any product candidate that we may develop.

We are aware of several companies focused on developing gene therapies in various indications, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against SGT-003 or any future gene therapy product candidates we develop.

We may fail to capitalize on other potential product candidates that may represent a greater commercial opportunity or for which there is a greater likelihood of success.

The success of our business depends upon our ability to develop and commercialize SGT-003 and other future product candidates. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential than SGT-003 or other future product candidates. For example, in January 2020, in connection with implementing our strategic plan to create a leaner company focused on advancing SGT-001, we curtailed certain activities supporting our other research and development programs. Similarly, in April 2022, we announced a reorganization of our corporate operations to prioritize the advancement of our key programs, and we focused our research and development activities to those related to our SGT-001 and SGT-003 programs. Subsequent to that, in September 2022, we announced that we would be pausing activities for SGT-001.

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

Risks related to the manufacturing and commercialization of SGT-003 and other future product candidates

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

While we have retained all rights to and are developing on our own SGT-003, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to SGT-003 or future product candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

We may not be successful in finding strategic collaborators for continuing development of SGT-003 or other future product candidates or successfully commercializing or competing in the market for certain indications.

We may seek to establish strategic partnerships for developing SGT-003 or other future product candidates due to capital costs required to develop, manufacture and commercialize our product candidates. We may not be successful in our efforts to establish such strategic partnerships or other alternative arrangements because, among other things, our research and development pipeline may be insufficient, SGT-003 may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view SGT-003 as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction, we will achieve an economic or business benefit that justifies such transaction. If we seek to but are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms or at all, we may have to curtail, reduce or delay the development of a product candidate, delay its potential commercialization, reduce the scope of any sales or marketing activities or increase our expenditures and undertake development, manufacturing or commercialization activities independently. If we elect to fund our own independent development or commercialization activities, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development, manufacturing and commercialization activities, we may not be able to further develop SGT-003 or other future product candidates.

We have limited gene transfer manufacturing experience and could experience production problems and delays in obtaining regulatory approval of our manufacturing processes, which could result in delays in the development or commercialization of SGT-003 or other future product candidates.

The manufacturing process we have used historically and the manufacturing process we plan to use in the future to produce our product candidates are complex and have not been validated for commercial use. We have limited experience manufacturing SGT-003 and other future product candidates. Building our own manufacturing facility, if we decide to do so in the future, would require substantial additional investment, would be time-consuming and may be subject to delays, including those resulting from compliance with regulatory requirements. In addition, building a manufacturing facility may cost more than we currently anticipate. Although we may establish our own manufacturing facility to support a commercial launch, if we are unable to do so or otherwise decide not to do so, we may be unable to produce commercial materials or meet demand, if any should develop, for SGT-003 and other future product candidates. Any such failure could delay or prevent our commercialization of SGT-003 or other future product candidates. The production of SGT-003 using both the process we have used historically and using a transient transfection-based process requires processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene transfer product candidate such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we have and will continue to employ multiple steps to control our manufacturing process to assure that the process works and that SGT-003 is made strictly and consistently in compliance with the process. As a result of the limited number of FDA approvals for gene transfer products to date, the timeframe required for us to obtain approval for a cGMP gene therapy manufacturing facility in the United States is uncertain. We must supply all necessary documentation in support of a BLA or MAA on a timely basis and must adhere to the FDA’s and the European Union’s cGMP requirements before we can obtain marketing approval for SGT-003 and other future product candidates. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP requirements, and perform extensive audits of contract laboratories, manufacturers and suppliers.

We currently rely on third-party manufacturers for our SGT-003 supply. In order to produce sufficient quantities of SGT-003 for clinical trials and initial U.S. commercial demand, we have and will continue to further optimize and increase the capacity of our manufacturing process at our third-party manufacturers, and potentially through our own commercial scale manufacturing facility. We may need to make changes to our manufacturing processes, beyond implementation of a transient transfection-based manufacturing process, for SGT-003. We may not be able to produce sufficient quantities of SGT-003 due to several factors, including equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, a public health issue (for example, an outbreak of a contagious disease such as the COVID-19 pandemic), disruption in utility services, human error or disruptions in the operations of our suppliers. For example, we have not produced a manufacturing run for clinical supply utilizing the transient transfection-based manufacturing process and may experience variability with respect to the success and yield of these runs that will require continued engagement in process development activities to improve the reproducibility, reliability, quality and consistency of yields of the manufacturing process. While we expect to be able to produce for more than one patient from a single batch, additional manufacturing runs will be required to produce necessary or adequate supply for our future clinical trials of SGT-003 and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT-003 could be delayed, and we could incur additional expense.

If supply from a manufacturing facility is interrupted, including as a result of equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, the COVID-19 pandemic or another public health issue, disruption in utility services or human error, there could be a significant disruption in supply of SGT-003 or other future product candidates. In such instance, we may need to locate appropriate replacement third-party manufacturers, and we may not be able to enter into arrangements with such additional third-party manufacturers on favorable terms or at all. Use of new third-party manufacturers could increase the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates.

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

Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in our manufacturing process or facilities also could restrict our ability to meet market demand for SGT-003, other future product candidates or future product candidates.

We expect to utilize third parties to conduct our product manufacturing for the foreseeable future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily or meet regulatory requirements.

Until such time, if ever, as we establish a manufacturing facility that has been properly validated to comply with FDA cGMP requirements, we will not be able to independently manufacture material for our current and future clinical programs. For clinical trials of SGT-001, we have utilized, and expect to continue to utilize, and for clinical trials of SGT-003 and other future product candidates, we expect to utilize, materials manufactured by cGMP-compliant third-party suppliers. Even following our potential establishment of a validated cGMP manufacturing facility, we intend to utilize third-party manufacturing capabilities in order to provide multiple sources of supply. In the event that the establishment of our own manufacturing facility is delayed or not otherwise pursued and if these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture SGT-003 and other future product candidates in accordance with regulatory requirements or if there are disagreements between us and these third-party manufacturers, we may not be able to complete, or may be delayed in completing, the clinical trials required for approval of SGT-003 and other future product candidates. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates.

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

In addition, we do not currently have long-term supply or manufacturing arrangements in place for the production of SGT-003 or other future product candidates at commercial scale. Although we intend to establish additional sources for long-term supply, potentially including our own commercial-scale cGMP-compliant manufacturing facility and one or more third-party manufacturers, if the gene therapy industry were to grow, we may encounter increasing competition for the materials necessary for the production of SGT-003 or other future product candidates. We may experience difficulties in scaling up production beyond clinical batches. Furthermore, demand for third-party cGMP manufacturing facilities may grow at a faster rate than existing manufacturing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of SGT-003 or other future product candidates for future clinical trials or to meet initial commercial demand in the United States. We currently rely, and expect to continue to rely, on additional third parties to manufacture materials for our product candidates and to perform quality testing. Even following the potential establishment of our own cGMP-compliant manufacturing capabilities, we intend to maintain third-party manufacturers for these materials, as well as to serve as additional sources of SGT-003 and other future product candidates, which will expose us to risks including:

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

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize SGT-003 or other future product candidates. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of product manufacture.

If we are unable to establish sales, distribution and marketing capabilities or enter into agreements with third parties to market and sell SGT-003 and other future product candidates, we will be unable to generate any product revenue.

We currently have no sales, distribution or marketing organization. To successfully commercialize any product candidate that may result from our development programs, we will need to develop these capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding SGT-003 and other future product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of SGT-003 and other future product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we will be unable to compete successfully against these more established companies.

If we are unable to establish medical affairs capabilities, we will be unable to establish an educated market of physicians to administer SGT-003 or other future product candidates.

We currently have no medical affairs team. If we are unable to successfully build a medical affairs team to address scientific and medical questions and provide expert guidance and education in the application, administration and utilization of SGT-003 and other future product candidates to physicians, we may not be able to establish an educated market for our products. The establishment and development of our own medical affairs team will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability.

If the market opportunities for SGT-003 are smaller than we believe they are, our revenue prospects may be adversely affected and our business may suffer.

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

Further, there are several factors that could contribute to making the actual number of patients who receive SGT-003 less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a degenerative disease such as Duchenne up to the time of treatment will likely diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell damage.

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

The commercial success of any of our product candidates, including SGT-003, if approved, will depend upon market acceptance by physicians, patients, third-party payors and others in the medical community.

Even with the requisite approvals from the FDA in the United States, the European Commission in the European Union and other regulatory authorities internationally, the commercial success of SGT-003 will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and SGT-003, as applicable, in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community due to ethical, social, medical and legal concerns. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, SGT-003, if approved for commercial sale, will depend on multiple factors, including:

•
the efficacy and safety of SGT-003 as demonstrated in clinical trials;
•
the efficacy and potential and perceived advantages of SGT-003 over alternative treatments;
•
the cost of treatment relative to alternative treatments;
•
the clinical indications for which SGT-003 is approved by the FDA, the European Commission or other regulatory authorities;
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

Our efforts to educate the medical community and third-party payors on the benefits of SGT-003 and other future product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our potential product candidates. If SGT-003 or other future product candidates are approved but fail to achieve market acceptance among physicians, patients or third-party payors, we will not be able to generate significant revenue from any such product.

Our gene transfer approach utilizes a vector derived from a virus, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of SGT-003 or our other gene transfer product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for SGT-003 or other gene transfer product candidates.

Gene transfer remains a novel technology and public perception may be influenced by claims that gene transfer is unsafe, and gene transfer may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of Duchenne prescribing treatments that involve the use of SGT-003 in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion may delay or impair the development and commercialization of SGT-003 or demand for any product candidate we may develop. A public backlash developed against gene therapy following the death of a patient in 1999 during a gene therapy clinical trial of research subjects with ornithine transcarbamylase, or OTC, deficiency, a rare disorder in which the liver lacks a functional copy of the OTC gene. The death of the clinical trial subject was due to complications of adenovirus vector administration. Dr. James M. Wilson, former chair of our Scientific Advisory Board, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of the University of Pennsylvania. Serious adverse events in our clinical trials, including the events that led to the previously-lifted clinical holds on IGNITE DMD or other clinical trials involving gene transfer products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of SGT-003, stricter labeling requirements for SGT-003 if approved and a decrease in demand for SGT-003.

Any contamination in our manufacturing process, shortages of materials or failure of any of our key suppliers to deliver necessary components could result in interruption in the supply of our product candidates and delays in our clinical development or commercialization schedules.

Given the nature of biologics manufacturing, there is a risk of contamination in our manufacturing processes. Any contamination could materially adversely affect our ability to produce SGT-003 on schedule and could cause reputational damage.

Some of the materials required in our manufacturing process are derived from biologic sources. Such materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of SGT-003 could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially and adversely affect our development timelines.

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. We expect the cost of a single administration of gene transfer products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of SGT-003 or other future product candidates, if approved, will depend substantially, both domestically and abroad, on the extent to which the costs of such product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective;
•
durable and a one-time treatment; and
•
neither experimental nor investigational.

Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize SGT-003 and other future product candidates. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment.

To our knowledge, only a limited number of gene transfer products have been approved for coverage and reimbursement by the Centers for Medicare & Medicaid Services, or the CMS, the agency responsible for administering the Medicaid program. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products either in the United States or the European Union. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union member states and vice versa. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for SGT-003 and other future product candidates.

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

If we obtain approval to commercialize SGT-003 and other future product candidates outside of the United States, in particular in the European Union, a variety of risks associated with international operations could materially adversely affect our business.

We expect that we will be subject to additional risks in commercializing SGT-003 and other future product candidates outside the United States, including:

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

If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our research and development activities and, in the longer term, build a commercial infrastructure to support commercialization of SGT-003 and any other future product candidate that is approved for sale. Future growth would impose significant added responsibilities on members of management. It is likely that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and any future product candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

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

More recently, with passage of the Inflation Reduction Act in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

If we obtain FDA approval for SGT-003 or other future product candidates and begin commercializing those products in the United States, our operations will be directly or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal laws and the Physician Payment Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

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

We face an inherent risk of product liability exposure related to the testing of SGT-003 and any future product candidate in preclinical studies and clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

While we are not aware of any such material system failure, accident, cyber-attack or security breach to date, if such an event were to occur and cause interruptions in our or our collaborators’, contractors’ or consultants’ operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of SGT-003 and other future product candidates could be delayed.

Risks related to our intellectual property

We heavily rely on certain in-licensed patents and other intellectual property rights in connection with our development of SGT-003 and other future product candidates and may be required to acquire or license additional patents or other intellectual property rights to continue to develop and commercialize SGT-003 and other future product candidates.

Our ability to develop and commercialize SGT-003 and other future product candidates is heavily dependent on licenses to patent rights and other intellectual property granted to us by third parties. In particular, we have licensed certain patents and patent applications from the University of Missouri, the University of Washington and others that are important or necessary to the development of SGT-003 and other elements of our gene transfer program. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization obligations, milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under our agreements, we may be subject to damages, which may be significant, and the licensor may have the right to terminate the license, in which event we may not be able to develop or market product candidates or technologies covered by the license, including SGT-003. In addition, certain of these license agreements are not assignable by us without the consent of the respective licensor, which may have an adverse effect on our ability to engage in certain transactions.

Under our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that the licensed patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights, including SGT-003, could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic partnerships and collaborations/licenses” of our 2021 Annual Report on Form 10-K.

Moreover, licenses to additional third-party intellectual property, technology and materials may be required for our development programs but may not be available in the future or may not be available on commercially reasonable terms. For example, third parties may claim that the microdystrophin constructs and the AAV vectors we are developing for use in SGT-003 or other future product candidates are covered by patents held by them. We believe that we would have valid defenses to any such claims; however, if any such claims were ultimately successful, we might require a license to continue to use and sell SGT-003, or other future product candidates and such AAV vectors. Such licenses may not be available on commercially reasonable terms, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. Moreover, even if we are able to obtain such licenses, they may only be non-exclusive, which could permit competitors and other third parties to use the same intellectual property in competition with us.

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

If we are unable to successfully obtain rights to any third-party intellectual property rights that are required for the development and commercialization of SGT-003 or any of our other future product candidates, and such third-party intellectual property rights are successfully asserted against us, we may be liable for damages, which may be significant, and we may be required to cease the development and commercialization of SGT-003 or other future product candidates.

If we are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

Our success depends, in large part, on our and our licensors’ ability to seek, obtain, maintain, enforce and defend patent rights in the United States and other countries with respect to SGT-003, other future product candidates and our future innovation related to our manufacturing technology. Our licensors and we have sought, and we intend to continue to seek, to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States related to SGT-003 and other future product candidates that are important to our business. However, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents or whether the claims of any issued patents will provide us with a competitive advantage.

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

It is also currently unknown what claims may, if ever, issue from pending applications included in our patent rights. Additionally, certain of our in-licensed U.S. patent rights lack corresponding foreign patents or patent applications, and therefore we will be unable to obtain patent protection for our product candidates in certain jurisdictions. We or our licensors may not be able to obtain or maintain patent protection with respect to SGT-003 or other future product candidates.

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

Other parties have developed products that may be related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our patent applications or issued patents. We may not be aware of all third-party intellectual property rights potentially relating to SGT-003 or our other current or future product candidates. In addition, we cannot provide any assurances that any of the inventions disclosed in our patent applications will be found to be patentable, including over third-party or our own prior art patents, publications or other disclosures, or will issue as patents. Even if our patent applications issue as patents, we cannot provide any assurances that such patents will not be challenged or ultimately held to be invalid or unenforceable. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or, in some cases, at all. Therefore, we cannot know with certainty whether the inventors of our licensed patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. Similarly, should we own any issued patents or patent applications in the future, we may not be certain that we were the first to file for patent protection for the inventions claimed in such patents or patent applications. Furthermore, given the differences in patent laws in the United States, Europe and other foreign jurisdictions, for example, the availability of grace periods for filing patent applications and what can be considered as prior art, we cannot make any assurances that any claims in our pending and future patent applications in the United States or other jurisdictions will issue, or if they do issue, whether they will issue in a form that provides us with any meaningful competitive advantage. Similarly, we cannot make any assurances that if the patentability, validity, enforceability or scope of our pending or future patents and patent applications in the United States or foreign jurisdictions are challenged by any third party, that the claims of such pending or future patents and patent applications will survive any such challenge in a form that provides us with any meaningful competitive advantage. For example, we are aware of certain third-party patents and publications related to certain microdystrophin constructs. While we believe that our owned or in-licensed patents and patent applications claim novel and non-obvious features of microdystrophin constructs that are not described in such third-party patents or publications, such third-party patents and publications may have earlier priority or publication dates and may be asserted as prior art against our owned or in-licensed patents and applications. Any such challenge, if successful, could limit or eliminate patent protection for our products and product candidates or otherwise materially harm our business. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

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

The degree of patent protection we require to successfully compete in the marketplace may be unavailable. We cannot provide any assurances that any of the patents or patent applications included in our patent rights include or will include claims with a scope sufficient to protect SGT-003 and other future product candidates or otherwise provide any competitive advantage. In addition, the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Certain extensions may be available, however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent rights may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates, including biosimilar versions of such products.

Our licensed patents, and any patents we may own in the future, may be challenged, narrowed, invalidated or held unenforceable.

Even if we acquire patent protection that we expect should enable us to maintain some competitive advantage, third parties, including competitors, may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. In litigation, a competitor could claim that our in-licensed patents or any patents we may own in the future are not valid or enforceable for a number of reasons. If a court agrees, we would lose our rights to those challenged patents. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such proceedings could result in the revocation or cancellation of or amendment to our licensed patents and any patents we may own in the future in such a way that they no longer cover SGT-003 or other future product candidates.

Even if issued, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our current and future patent rights may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, challenging the validity of one or more claims of patents included in our patent rights. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of the pending patent applications included in our patent rights. We may become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings challenging one or more patents included in our patent rights. For example, competitors may claim that they invented the inventions claimed in patents or patent applications included in our patent rights, such as the microdystrophin we use in SGT-003, prior to the inventors of such patents or patent applications, or may have filed one or more patent applications before the filing of the patents or patent applications included in our patent rights. A competitor who can establish an earlier filing or invention date may also assert that we are infringing their patents and that we therefore cannot practice our technology related to our product candidates as claimed in the patents or patent applications included in our patent rights. Competitors may also contest patents or patent applications included in our patent rights by showing that the claimed subject matter was not patent-eligible, was not novel or was obvious or that the patent claims failed any other requirement for patentability or enforceability. In addition, we may in the future be subject to claims by our or our licensors’ current or former employees or consultants asserting an ownership right in the patents or patent applications included in our patent rights as an inventor or co-inventor, as a result of the work they performed.

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

We currently depend, and will continue to depend, on our license, collaboration and other similar agreements. Further development and commercialization of SGT-003 and our other current and future product candidates may require us to enter into additional license, collaboration or other similar agreements. The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

If any of our licenses or material relationships are terminated or breached, we may:

•
lose our rights to develop and market SGT-003 or other future product candidates;
•
lose patent protection for SGT-003 or other future product candidates;
•
experience significant delays in the development or commercialization of SGT-003 or other future product candidates;
•
not be able to obtain any other licenses on acceptable terms, if at all; or
•
incur liability for damages.

These risks apply to any agreements that we may enter into in the future for SGT-003 and our other current and future product candidates.

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

We have entered into license agreements with third parties and may need to obtain additional licenses from one or more of these same third parties or from others to advance our research or allow our commercialization of SGT-003 or other future product candidates. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign SGT-003, other future product candidates or the methods for manufacturing them or to develop or license replacement products, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize SGT-003 or other future product candidates. We cannot provide any assurances that third-party patents or other intellectual property rights do not exist that might be enforced against our manufacturing methods, product candidates or any technologies we may develop, resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

In each of our existing license agreements, and we expect in our future agreements, patent prosecution of our licensed technology is controlled solely by the licensor, and we may be required to reimburse the licensor for their costs of patent prosecution. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. Further, in certain of our license agreements our licensors have the first right to bring any actions against any third party for infringing on the patents we have licensed. Our license agreements also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing product candidates. Disputes may arise regarding intellectual property subject to our licensing agreements, including:

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize SGT-003 or other future product candidates. In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby resulting in disputes or litigation, which could cause us to incur substantial costs and distract management’s time, and if we are unsuccessful, we could lose our ability to develop and commercialize products covered by these license agreements. If these licenses are ultimately terminated by the licensor, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our future collaborators to develop, manufacture, market and sell SGT-003 or other future product candidates without infringing, misappropriating or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We or our licensors may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to SGT-003 or other future product candidates, including interference proceedings, post grant review and inter partes review before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that, among other things, our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents.

Given the vast number of patents in our field of technology, we cannot be certain or guarantee that a court would hold that SGT-003 or any of our other future product candidates do not infringe an existing patent or a patent that may be granted in the future. Many companies and institutions have filed, and continue to file, patent applications related to gene therapy and related manufacturing methods. Some of these patent applications have already been allowed or issued and others may issue in the future. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be applications now pending that may later result in issued patents that may be infringed by the manufacture, use, sale or importation of our product candidates and we may or may not be aware of such patents. If a patent holder believes the manufacture, use, sale or importation of one of our product candidates infringes its patent, the patent holder may sue us even if we have licensed other patent protection for our product candidates. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our licensed patent portfolio may therefore have no deterrent effect.

It is also possible that we have failed to identify relevant third-party patents or applications for which we may need a license to develop and commercialize SGT-003 and other future product candidates. For example, applications filed before November 29, 2000, and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our product candidates. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates.

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent or other intellectual property rights against us. For example, third parties may claim that the microdystrophin or the AAV vectors we are developing for use in SGT-003 or other future product candidates are covered by patents held by them. Even if we believe such claim, or other intellectual property claims alleged by third parties, are without merit, there is no assurance that we would be successful in defending such claims. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize SGT-003 or other future product candidates covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similarly, there is no assurance that a court of competent jurisdiction would find that SGT-003 or other future product candidates did not infringe a third-party patent.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk that we may be found, to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required or may choose to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing product candidate, including SGT-003 or other future product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement, misappropriation or other violation of intellectual property rights, or claims that we have done so, could prevent us from manufacturing and commercializing our product candidates or force us to cease some or all of our business operations.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of the discovery and development processes of SGT-003 and other future product candidates that involve proprietary know-how, information or technology that is not covered by patents. Aspects of our manufacturing process are protected by trade secrets. However, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

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

If we do not obtain patent term extension for patents relating to SGT-003 or other future product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of SGT-003 and other future product candidates, one or more U.S. patents that we license or may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process based on the first regulatory approval for a particular drug or biologic. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may be able to enter the market sooner.

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

To help cure the deficiency, we effected a reverse stock split on October 27, 2022.

If we do not regain compliance with the minimum bid price requirement by the November 28, 2022, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Nasdaq staff will make a determination of whether it believes we will be able to cure this deficiency

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the bid price requirement. However, there can be no assurance that we will be able to regain compliance with the bid price requirement.

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

On September 29, 2022, we entered into a registration rights agreement, pursuant to which we are required to register for resale the shares to be purchased in the Private Placement. Under this agreement, subject to certain conditions, we have agreed to file a registration statement covering the resale of the shares to be purchased by the purchasers in the Private Placement and any stock consideration issuable in connection with the Acquisition within 60 days following the closing of the Private Placement. In addition, we have agreed to use commercially reasonable efforts to cause such registration statement to become effective as soon as practicable after it is filed with the SEC and to keep such registration statement effective until the date the shares covered by the registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Other than as reported in a Current Report on Form 8-K, we did not sell any securities that were not registered under the Securities Act during the three months ended September 30, 2022.

Item 6. Exhibits.

Exhibit Number	Description

2.1*(1)

Agreement and Plan of Merger, dated as of September 29, 2022, by and among Solid Biosciences Inc., Greenland Merger Sub LLC, AavantiBio, Inc. and, solely in his capacity as the Equityholder Representative, Doug Swirsky

10.1*	Form of Parent Support Agreement

10.2*	Form of Support and Joinder Agreement

10.3*	Securities Purchase Agreement, dated September 29, 2022, by and among Solid Biosciences Inc. and the persons party thereto

10.4*	Registration Rights Agreement, dated September 29, 2022, by and among Solid Biosciences Inc. and the persons party thereto

10.5*	Employment Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and Alexander Cumbo

10.6*	Executive Transition and Separation Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and Ilan Ganot

10.7*	Consulting Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and Ilan Ganot

10.8*	Executive Transition and Separation Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and Erin Powers Brennan

10.9*	Consulting Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and Erin Powers Brennan

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-38360) filed with the Securities and Exchange Commission on September 30, 2022.

(1) Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the Securities and Exchange Commission; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished. A list identifying the contents of all omitted exhibits and schedules can be found on pages iii and iv of Exhibit 2.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: November 10, 2022	By:	/s/ Ilan Ganot
Ilan Ganot
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Stephen DiPalma
Stephen DiPalma
Interim Chief Financial Officer (Principal Financial and Accounting Officer)