Form 10-K
period 2022-12-31
Solid Biosciences Inc.
filed 2023-03-23
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates was $46.2 million, based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

The number of shares of Registrant’s common stock outstanding as of March 20, 2023 was 19,573,132.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
the timing, progress and results of preclinical studies and clinical trials for our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401) or other future candidates;
•
our ability to establish or maintain collaborations or strategic relationships, including our collaboration with Ultragenyx Pharmaceutical Inc., or Ultragenyx;
•
our ability to obtain and maintain U.S. regulatory approval of our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401) or other future candidates, and the timing and scope thereof;
•
our ability to obtain and maintain foreign regulatory approvals of our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401) or other future candidates, and the timing and the scope thereof;
•
the size of the patient populations and potential market opportunity for our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401) or other future candidates, if approved for commercial use;
•
our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes;
•
our plans to develop and commercialize our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401) or other future candidates, if approved;
•
the pricing and reimbursement of our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401) or other future candidates we may develop, if approved;
•
the establishment of sales, marketing and distribution capabilities and entry into agreements with third parties to market and sell our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401) or other future candidates, if approved;
•
the rate and degree of market acceptance and clinical utility of our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401) or other future candidates we may develop and for which we may receive approval;
•
our plans to develop our platform technologies;
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

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties as well as our own estimates of potential market opportunities based on our analysis of these data, research, surveys and studies. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our candidates include a number of key assumptions based on our industry knowledge, industry publications and third-party research, surveys and studies, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

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

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, operating results and financial condition and the trading price of our common stock could decline. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include the following:

•
Our stockholders may not realize a benefit from the Acquisition and the related private placement commensurate with the ownership dilution they experienced in connection with the Acquisition and the related private placement.
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
•
Unfavorable global economic conditions could harm our business, financial condition or results of operations.
•
We hold a portion of our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.
•
We have never generated revenue from product sales and do not expect to do so for the foreseeable future, if ever.
•
Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.
•
The COVID-19 pandemic or other pandemics may affect our ability to initiate and complete current or future preclinical studies or clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic may continue to adversely impact economies worldwide, which could result in adverse effects on our business and operations.
•
One of our clinical trials has been placed on clinical hold by the FDA in the past, and we cannot guarantee that similar events will not happen in future clinical trials for other candidates.
•
Our gene transfer candidates are based on novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.
•
Our gene transfer candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

•
We have never completed a clinical trial and may be unable to do so for any product candidates we may develop, including SGT-003, AVB-202-TT and AVB-401.
•
Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.
•
Preliminary or interim data that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•
We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of SGT-003, AVB-202-TT, AVB-401 or other future candidates.
•
Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize SGT-003 or other current and future candidates and the approval may be for a more narrow indication than we seek.
•
We face significant competition.
•
We may not be successful in finding strategic collaborators for continuing development of SGT-003, AVB-202-TT, AVB-401 or future candidates or platform technologies, or for successfully commercializing or competing in the market for certain indications.
•
We have limited gene therapy manufacturing experience and could experience production problems and delays in obtaining regulatory approval of our manufacturing processes, which could result in delays in the development or commercialization of SGT-003 or other current and future candidates. In addition, changes to manufacturing sites or processes, or formulations for our product candidates may result in additional cost or delay.
•
We expect to utilize third parties to conduct our product manufacturing for the foreseeable future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily or meet regulatory requirements.
•
Negative results for other gene therapy candidates, poor public opinion and increased regulatory scrutiny of gene therapy may unsuccessful adversely affect our ability to conduct our business or obtain regulatory approvals for SGT-003 or other gene transfer candidates.
•
We heavily rely on certain in-licensed patents and other intellectual property rights in connection with our development of SGT-003, AVB-202-TT, AVB-401 and other future candidates and may be required to acquire or license additional patents or other intellectual property rights to continue to develop and commercialize SGT-003 and other current and future candidates.
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
•
The price of our common stock has been, and in the future is likely to be, volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.
•
Our October 2022 reverse stock split may decrease the liquidity of the shares of our common stock.

PART I

Item 1. Business.

Overview

We are a life science company focused on advancing a portfolio of neuromuscular and cardiac programs, including SGT-003, a differentiated gene therapy candidate, for the treatment of Duchenne muscular dystrophy, or Duchenne; AVB-202-TT, a gene therapy program for the treatment of Friedreich’s ataxia, or FA; AVB-401, a gene therapy program for the treatment of BAG3-mediated dilated cardiomyopathy; and additional assets for the treatment of undisclosed cardiac diseases. We aim to be a center of excellence, bringing together those with expertise in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, our mandate is to improve the daily lives of patients living with these devastating diseases.

Solid was purpose-built to advance the best science and accelerate the discovery and development of treatments that may benefit all patients with Duchenne. As Solid expands to bring meaningful treatments to patients living with other neuromuscular and cardiac diseases, the values and guiding principles that drive us continue. Our corporate vision is to build an innovation platform enabling the discovery and development of high-value genetic medicines for neuromuscular and cardiac diseases by integrating internal capabilities, including a vector core, use of validated animal models, optimized expression cassettes, novel capsids and regulatory elements, and collaborations with leaders in related clinical and research fields. Our mission, which guides our operations, is to treat and change the course of neuromuscular and cardiac diseases at all stages. Underscoring this mission, our disease-focused business model is founded on the following fundamental principles:

•
identify and develop meaningful therapies for patients with neuromuscular and cardiac diseases;
•
bring together the leading experts in neuromuscular and cardiac diseases, science, technology, disease management and care; and
•
be guided by the needs of these patients.

On October 26, 2022, our board of directors approved a reverse stock split of our outstanding shares of common stock at a ratio of one-for-15 (1:15). The reverse stock split became effective on October 27, 2022. The reverse stock split was approved by our stockholders at our Annual Meeting of Stockholders on June 7, 2022. All share and per share amounts of the common stock included in this Annual Report on Form 10-K, including in the accompanying consolidated financial statements, have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

On December 2, 2022, we completed our acquisition of AavantiBio, Inc., or AavantiBio, a privately held gene therapy company focused on transforming the lives of patients with FA and rare cardiomyopathies, or the Acquisition. Upon the consummation of the Acquisition, we acquired AavantiBio’s gene therapy programs, AVB-202-TT and AVB-401, additional assets for the treatment of undisclosed cardiac diseases, platform technologies and know-how related thereto.

Our Pipeline

We are focused on developing transformative treatments to improve the lives of patients with rare neuromuscular and cardiac diseases. Our current programs are all designed for treating these diseases with gene transfer products. Gene transfer, a type of gene therapy, is designed to address diseases caused by mutated genes through the delivery of functional versions of those genes, called transgenes. The transgenes are then utilized by the body to produce proteins that are absent or not functional prior to treatment, potentially offering long-lasting clinical benefit. In addition to a transgene, our gene transfer candidates include a viral capsid (a protein shell utilized as a vehicle to deliver a transgene to cells in the body) and a promoter (a specialized DNA sequence that directs cells to produce the protein in specific tissues). The vector is modified to no longer self-replicate yet still retain its ability to introduce new genetic material directly into patients’ cells. Adeno-associated virus, or AAV, vectors have been approved for use to deliver transgenes to patients, including via systemic delivery. The use of AAV vectors to deliver gene therapies has also been extensively studied by third parties in human clinical trials for multiple disease indications, and in certain of these trials AAV was delivered systemically to the patient.

Neuromuscular Pipeline

About Duchenne muscular dystrophy

Duchenne is a genetic muscle-wasting disease predominantly affecting boys, with symptoms that usually manifest between three and five years of age. Duchenne is a progressive, irreversible, and ultimately fatal disease that affects approximately one in every 3,500 to 5,000 live male births and has an estimated prevalence of 5,000 to 15,000 cases in the United States alone. Duchenne is caused by mutations in the dystrophin gene, which results in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Dystrophin protein also serves as the cornerstone of the dystrophin glycoprotein complex, or DGC, a group of proteins that links the inner and outer components of muscle cells to ensure proper muscle function. Without functioning dystrophin and DGC, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. More than 1,000 dystrophin gene mutations, which can be inherited or can occur spontaneously, have been identified in people with Duchenne. By their early teens, Duchenne patients typically lose their ability to walk and become dependent on a wheelchair for mobility. By their 20s, patients essentially become paralyzed from the neck down and require a ventilator to breathe. Though disease severity and life expectancy vary, a patient’s quality of life dramatically decreases over time, with death typically occurring by early adulthood from either cardiac or respiratory complications.

There is no cure for Duchenne, and for the vast majority of patients, there are no satisfactory symptomatic or disease-modifying treatments. Glucocorticoid treatment, the current standard-of-care, has been shown to temporarily improve muscle strength, prolong the period of ambulation and slow the progression of Duchenne. However, glucocorticoid use is associated with well-known adverse side effects, including: severe weight gain, stunted growth, weakening of bone structure and metabolic dysfunctions, among others. The most commonly used glucocorticoids include prednisone and deflazacort (EMFLAZA).

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

SGT-003 and SGT-001

Our efforts have historically been focused on our two Duchenne gene transfer candidates, SGT-003 and SGT-001, which are designed to address the underlying genetic cause of Duchenne by delivering a synthetic transgene that produces dystrophin-like protein that is only expressed in muscles of the body, including skeletal, cardiac and respiratory muscles. Our Duchenne candidate vectors are derived from a naturally occurring, non-pathogenic virus called AAV, which was selected for its ability to efficiently enter skeletal, diaphragm and cardiac muscle tissues. The vectors are designed to carry a synthetic dystrophin transgene construct, called microdystrophin, that retains the most critical components of the full-size dystrophin gene yet is small enough to fit within AAV packaging constraints and a muscle specific promoter.

Our microdystrophin is based on three decades of development and optimization work at the University of Missouri and the University of Washington as well as other academic institutions. In preclinical studies, the laboratories of Jeffrey Chamberlain, Ph.D., from the University of Washington, and Dongsheng Duan, Ph.D., from the University of Missouri, identified a proprietary configuration of genetic components that, when administered systemically, produces functional microdystrophin protein expression that not only stabilizes muscle membranes and protects muscle against injury, but also simultaneously restores the localization of DGC to the muscle membrane, notably increasing neuronal Nitric Oxide Synthase, or nNOS, concentration. In subsequent published studies, Drs. Duan and Chamberlain demonstrated in animal models that, in comparison to earlier configurations, nNOS-restoring microdystrophins were more effective in improving muscle function and resistance to fatigue.

We believe the unique functionality of our proprietary microdystrophin may result in functional benefits including diminished muscle fatigue and protection against ischemic muscle damage, which can lead to loss of functional muscle.

The expression of our microdystrophin is regulated by a modified, synthetic muscle-specific promoter cassette called CK8, which is derived from the naturally occurring muscle creatine kinase promoter. Regulatory cassettes, such as CK8, are used to prompt gene expression specifically in muscle tissues. In comparison to other regulatory cassettes, we chose CK8 due to its small size and its ability to drive microdystrophin transgene expression in skeletal, diaphragm and cardiac muscle tissues. In our preclinical studies in small and large animal models, CK8 restricted microdystrophin transgene expression to these muscles.

In contrast to some other therapeutic approaches, our Duchenne candidates are agnostic to specific mutations in the dystrophin gene.

SGT-003

SGT-003, our next-generation Duchenne gene transfer candidate program, is a preclinical candidate designed to preserve muscle function in Duchenne patients after a single administration and is based on some of the most recent understanding of dystrophin biology in the field. SGT-003 utilizes an updated construct, including our microdystrophin with AAV-SLB101, a novel, rationally designed capsid derived from AAV9 and developed for enhanced muscle tropism and reduced liver uptake, to more selectively deliver the drug to target tissue. We believe the SGT-003 construct is differentiated from other gene transfer candidates and may provide unique clinical benefit.

Following in vitro studies in mouse and human muscle cells, AAV-SLB101 was evaluated in a head-to-head study against AAV9 with the CK8-microdystrophin construct in the dystrophin-negative mouse model of Duchenne (mdx mouse). Separate groups of animals were administered a single intravenous dose of either construct and the biodistribution, microdystrophin protein expression, and biomarker analyses were performed at the conclusion of the study. Overall, the in vivo study data supported the results seen from in vitro assays and further demonstrated the potential benefits of SGT-003. The mdx mice dosed with the novel capsid showed increased biodistribution (vector genome copies) in representative muscle tissues and increased microdystrophin expression compared to those administered the AAV9 vector. In addition, there were lower vector genome copies in the liver compared to AAV9-administered animals, with the data supporting a preferential distribution of the novel capsid towards muscle tissue and away from the liver. These data supported the proof of concept for the novel capsid microdystrophin construct in Duchenne and formed a basis for establishing and advancing the SGT-003 program.

In April 2022, we released additional preclinical data from reporter transgene studies in non-human primates, or NHP, and both mdx and wild type mice suggesting that AAV-SLB101 may have meaningful advantages for the delivery of muscle-related gene therapies. Data from the NHP study using a reporter transgene in AAV-SLB101 demonstrated increased muscle tropism, decreased liver biodistribution and improved efficiency compared with AAV9. The results from the NHP study are consistent with the data from the reporter transgene studies in both mdx and wild type mouse models, which suggested improved muscle tropism and reduced liver uptake.

In September 2022, we announced that we made the strategic decision to prioritize SGT-003 based on its potential clinical attributes and manufacturing process. We also released additional SGT-003 non-clinical data which reinforced previous comparative analyses that demonstrated increased microdystrophin expression using the novel muscle-tropic capsid AAV-SLB101 compared to AAV9. In an in vivo mdx mouse study, muscle tissues collected 28 days post-dosing from mice treated with SGT-003 manufactured using a transient-transfection based process showed approximately 2.3-fold higher levels of microdystrophin protein, as measured by western blot, compared to mice treated at equivalent doses with SGT-001 manufactured using an HSV based process. We believe these data continue to suggest that the AAV-SLB101 capsid, which is used in SGT-003, may be a superior candidate for muscle-targeted gene therapies, with the potential of achieving higher levels of microdystrophin expression with lower total doses, and support the advancement of the development of SGT-003 for the treatment of Duchenne.

Development activities for SGT-003 are ongoing and we anticipate submitting an IND for SGT-003 in the second half of 2023 and, subject to IND clearance, initiating patient dosing in late-2023.

SGT-001

SGT-001 was our first-generation gene therapy candidate for the treatment of Duchenne, and utilized an AAV9 vector with our proprietary nNOS containing microdystrophin. In April 2022, we announced that we completed enrollment in the IGNITE DMD Phase I/II dose-ascending clinical trial, a first in human study evaluating SGT-001, after the treatment of nine Duchenne patients across two dose cohorts. Other than the required ongoing observation of patients in IGNITE DMD and the completion of already in process preclinical experiments, the SGT-001 program has concluded.

One-year post treatment data relating to safety, efficacy and microdystrophin expression in muscle biopsies for patients enrolled in IGNITE DMD was released at the Muscular Dystrophy Association Clinical and Scientific Conference on March 19, 2023. Per regulatory guidelines, the trial remains active to monitor patients for long-term follow up and we expect the next IGNITE DMD clinical update to be at its conclusion, following the 5-year post-dosing visit for the last patient enrolled. As previously disclosed, our primary efforts in Duchenne are currently focused on the ongoing development of SGT-003, our next-generation Duchenne candidate which utilizes an updated construct, including transgene and capsid, designed to increase expression in skeletal muscle while reducing the dose ultimately delivered to the liver.

About Friedreich’s Ataxia

FA is a rare, inherited, multisystem, genetic disease caused by loss of functional frataxin protein, or FXN. One in every approximately 40,000 to 50,000 people suffer from FA, with a carrier rate between 1:60 and 1:100, making FA the most common hereditary ataxia. The average age of diagnosis is in the early teens, which leads to many undiagnosed patients. Males and females are equally affected by FA. Approximately 9,000 patients in the United States and approximately 26,000 patients in the European Union are affected by FA.

FA is a multisystem disease having both neurological and cardiac manifestations. FA affects the nerves and spinal cord, causing loss of control of body movements (ataxia). The most common manifestations of FA are progressive neurological symptoms, including loss of balance and coordination, loss of sensation in the arms and legs and loss of vision and hearing. A person with FA will usually need a wheelchair within ten to twenty years of symptom onset, may be completely incapacitated in later stages of the disease and may have a shortened life span. Mortality in FA is most commonly due to cardiac complications as 59% of FA deaths are from cardiac dysfunction. Only symptomatic treatment options are available, with none addressing the underlying cause of the disease, the defective frataxin gene. Thus, there is a substantial unmet need with no approved therapies and no disease-modifying standard of care for the broad population of those impacted by FA.

The primary cause of FA is a triplet repeat mutation in the frataxin gene, which encodes for FXN, a mitochondrial iron-binding protein involved in iron homeostasis. FA is an autosomal recessive disorder caused by a defect in both copies of the frataxin gene, most commonly due to GAA repeat expansions. Normal frataxin has GAA repeat levels ranging from 1 to 43. Mutated frataxin genes have GAA repeat levels ranging from 44 to 1,700. An increased number of GAA repeats between exon 1 and 2 of the frataxin gene results in abnormally low levels of the frataxin protein and accumulation of intracellular iron. This excess of iron in the heart and brain cells of FA patients promotes the production of toxic reactive oxygen species and leads to mitochondrial damage. This damage ultimately leads to progressive nervous system degeneration, movement problems, and cardiac dysfunction. Disease severity is correlated with increasing GAA repeat number in the frataxin gene.

We believe that FA is a natural candidate for gene therapy treatments. Mutations in both copies of the frataxin gene are the cause of the disease. Onset and progression of the disease are directly related to the amount of FXN expressed in cells. Carriers of one normal and one mutated copy of the frataxin gene are clinically normal. All patients express some level of FXN, and thus will not mount an immune response to the therapeutic protein. Proof-of-concept data in animal models suggests that gene therapy may be a viable treatment for FA. Thus, we believe that delivery of gene therapy to one or more impacted tissues may provide clinical benefit to patients.

AVB-202-TT

Our approach for the treatment of FA is to target both the neurological and cardiac impairments experienced by patients through dual-route administration (intravenous and intrathecal) of gene transfer therapy to more comprehensively target disease pathology. We have conducted extensive characterization of our initial gene transfer therapy candidate for FA, AVB-202, which was developed utilizing an HSV-based manufacturing process, designed with a transgene encoding full length FXN protein packaged into an AAV9 capsid and under control of a universal promoter intended to drive expression of FXN in target tissues of disease, especially those of the central nervous system and heart. Preclinical data from mouse and NHP studies conducted with AVB-202 produced by an HSV manufacturing process supported preclinical proof of concept, including enhanced survival and cardiac function in a cardiac-specific FXN knockout mouse, and an overall favorable safety profile at high FXN expression levels.

We believe that the AVB-202 construct design, along with the planned dual route of administration, supports further development of gene therapy for the treatment of FA. We have moved to a transient transfection manufacturing method for AVB-202, known as AVB-202-TT, the development of which is underway. We are currently working to determine the most appropriate development path for AVB-202-TT and plan to conduct preclinical studies with this candidate in 2023.

Cardiac Pipeline

Genetic cardiac disease, or inherited cardiac conditions, is an umbrella terms to describe cardiac diseases caused by mutations in one or more genes. Cardiomyopathy is a disease of the heart muscle that impairs the ability of the heart to pump blood to the rest of the body, resulting in arrhythmias, backup of blood into the lungs and other parts of the body, and ultimately heart failure. Forms of cardiomyopathy include dilated, or DCM, hypertrophic, or HCM, and arrhythmogenic cardiomyopathy. DCM is characterized by left ventricular enlargement and systolic dysfunction leading to heart failure and/or arrhythmia with significantly heightened risk of sudden cardiac death. DCM is the most common indication for heart transplant and the third most common cause of heart failure, with an annual incidence rate of sudden cardiac death of between 2% to 4%. Approximately 20% to 37% of DCM is estimated to be based on genetic causes. Individual patient prognosis varies, but patients with certain mutation profiles often present with arrhythmia and/or heart failure by approximately age 40 and have an overall severe risk of adverse cardiac events. There is a significant unmet need for gene therapy in DCM given a lack of available disease-modifying therapies and a high morbidity/mortality with burdensome standard-of-care for these patients.

About BAG3-mediated DCM

Our lead cardiac program is directed to BAG3-mediated dilated cardiomyopathy. BAG3-mediated DCM is a rare cardiac disease and is characterized by mutations in the BAG3 gene. The BAG3 gene codes for the BCL-2-associated athanogene 3, or BAG3, protein. Sufficient levels of functional BAG3 are required for healthy cardiac function. BAG3 gene mutations lead to reduced BAG3 protein levels and ultimately DCM. Deletions and truncations in the BAG3 protein that result in haplo-insufficiency have been associated with the development of dilated cardiomyopathy resulting from myofilament damage, poor contraction, left ventricular dysfunction, dilatation and heart failure. Mechanistically, these physiologic impairments are caused from decreased BAG3 protein levels leading to heat shock protein dysfunction and a subsequent build-up of mis-folded, dysfunctional proteins in the sarcomere, which results in poor sarcomere integrity, increased mechanical stress, inflammation, remodeling and fibrosis. BAG3-mediated DCM accounts for approximately 3-4% of all diagnosed cases of DCM, representing a prevalent population of about 29,000 patients in the United States. The most common presentation of BAG3-mediated DCM is dyspnea but can range from leg swelling and fatigue to more severe complications including thromboembolic events, arrhythmias or even sudden cardiac death. Thus, activities of daily life are severely impacted in patients with BAG3-mediated DCM. Once patients are symptomatic, mortality is approximately 25% at one year and approximately 50% at five years. The penetrance of DCM in patients with BAG3 haploinsufficiency is 80% by age 40. There are no approved therapies to address the underlying cause of the disease and the current standard of care relies on symptomatic treatment depending on disease severity/progression. Treating the underlying cause of BAG3-mediated DCM requires expression of functional BAG3 within the heart muscle only.

AVB-401

We are currently developing a preclinical stage candidate, AVB-401, for the treatment of BAG3-mediated DCM utilizing the AAVrh74 capsid and a muscle-specific promoter. Preclinical data in wild type mice indicate that the AAVrh74 capsid and muscle-specific promoter combination show enhanced cardiac biodistribution and expression and decreased liver expression relative to an AAV9 capsid and constitutive promoter combination at doses of 5E13 vg/kg or less. Thus, we believe that AVB-401 has the potential to allow for a more targeted, lower dose systemic AAV therapeutic.

Other Cardiac Programs

We also have two pipeline programs, AVB-501 for DCM and AVB-601 for HCM, that are both in preclinical development to treat undisclosed cardiac indications.

Platform technologies

In addition to our gene transfer candidates, we have development programs focusing on platform technologies, including novel capsid libraries and dual gene expression, a technology that allows us to package multiple transgenes into one vector. These programs are part of our ongoing research efforts to develop innovative technologies that we believe may hold potential to translate into meaningful treatments, and drive future pipeline expansion, which we may seek to out-license to or develop through partnerships and collaborations with other biotechnology companies.

Novel Capsid Programs

Our novel capsid programs are directed toward developing skeletal and cardiac capsid libraries using two strategies designed to enhance skeletal and cardiac muscle tropism. Preclinical data in both wild-type and disease animal models demonstrated that we have developed a library of novel capsids that have shown increased muscle tropism with concomitant decreased liver biodistribution, resulting in improved efficiency compared to AAV9.

We have developed a rationally designed library of novel AAV capsids with the goal of improving skeletal muscle tropism. We approached this through the insertion of unique peptide sequences into traditional capsids and initially evaluated these candidates through an in vitro screening platform. The primary goal of developing this library was to generate capsids that preferentially target and transduce skeletal muscle cells, compared to traditional capsids such as AAV9. Candidate novel capsids were packaged with our microdystrophin transgene under the control of a muscle-specific promoter, such as CK8, and used to transduce muscle cells. Evaluation of microdystrophin expression from in vitro studies performed in mouse muscle cell lines showed multiple-fold increases in numerous novel capsid candidates over AAV9. Further in vitro characterization of these capsids was performed in human Duchenne muscle cell lines. Results from these studies showed similar findings of multiple-fold increases in expression for novel capsid candidates over AAV9.

Non-specific novel capsids were packaged comprised of a bioluminescent protein (luciferase) under the control of a ubiquitous promoter (CMV) in order to allow expression across a wide range of tissue types. These constructs were further evaluated in vivo in both mdx and wild-type mice to understand the potential broader applicability of these capsids for other indications. Results from this study supports preferential targeting of muscle, with increases in biodistribution and expression over AAV9 across muscle tissues and decreased biodistribution and expression compared to AAV9 in the liver, and the potential applicability to a wide variety of indications that may benefit from such a targeting profile, in addition to Duchenne.

AAV-SLB101, the novel rationally designed capsid being used in our SGT-003 program, was screened in our internal development platform for enhanced muscle tropic capsids. We believe that the properties of this novel capsid may allow for enhanced benefit over therapies using traditional capsids, both in terms of efficacy and safety. We are continuing to further develop this rationally designed novel capsid library. Using both directed evolution and rational design, we are also developing a library of novel AAV capsids with the goal of enhancing cardiac tissue tropism and avoiding liver transduction.

We are using non-human primates, pigs, and mice as selection models to screen libraries at the level of RNA expression. Selection for effective transduction in cardiac tissue across different mammalian species is intended to identify capsid variants that potentially utilize conserved transduction mechanisms and may therefore be more likely to exhibit efficacy in humans.

Manufacturing and Supply

Currently, we are working to develop and optimize a transient transfection manufacturing process for producing drug product for our current and future programs, including SGT-003, AVB-202-TT and AVB-401. This process will build on industry wide accepted practices and is expected to increase the yield, robustness and scalability of our current methods.

SGT-003 is manufactured using transient transfection. We selected a manufacturing process that we believe will be scalable to support clinical and commercial production needs for SGT-003. The transient transfection process was selected in order to efficiently advance SGT-003 along its development timeline. In October 2021, we announced a partnership with a cell and gene therapy-focused CDMO, for the development and clinical stage manufacture of SGT-003.

We plan to manufacture AVB-202-TT and AVB-401 using transient transfection.

Intellectual property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our pipeline programs, our platform technologies and other know-how, to operate without infringing, misappropriating or otherwise violating the intellectual property rights of others, and to prevent others from infringing, misappropriating or otherwise violating our intellectual property rights. We also rely on patents, trade secrets, know-how, confidentiality procedures and agreements, and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own and in-license various patents, patent applications, know-how and trade secrets relating to the development and commercialization of our gene therapy candidates and platform technologies. As of February 2023, our patent portfolio includes both owned and in-licensed patent families relating to our gene therapy programs and platform technologies.

Duchenne

Exclusive of our platform technologies, our Duchenne program includes three patent families with respect to microdystrophin and promoter sequences. We have filed one pending PCT international patent application, and have also exclusively licensed two issued U.S. patents, two pending U.S. non-provisional patent applications, and eleven granted patents and ten pending patent applications in foreign jurisdictions. The issued U.S. patents are projected to expire between 2028 and 2036, excluding any patent term adjustments and any patent term extensions, and any U.S. patents that may issue from the pending U.S. non-provisional patent applications currently pending or that would be filed based on the PCT application would be projected to expire between 2036 and 2042, excluding any patent term adjustments and any patent term extensions.

FA

Exclusive of our platform technologies, our FA program includes two patent families with respect to frataxin. We co-own one pending PCT international patent application, and have also exclusively licensed two issued U.S. patents, one pending U.S. non-provisional patent application and one pending patent application in a foreign jurisdiction. The issued U.S. patents are projected to expire in 2036, excluding any patent term adjustments and any patent term extensions, and any U.S. patents that may issue from the pending U.S. non-provisional patent application currently pending or that would be filed based on the PCT application would be projected to expire in 2042, excluding any patent term adjustments and any patent term extensions.

Cardiac indications

Exclusive of our platform technologies, our cardiac programs include three patent families. We have filed one pending PCT international patent application and co-own two pending PCT international patent applications. Any U.S. patents that may issue that would be filed based on the PCT application would be projected to expire in 2042, excluding any patent term adjustments and any patent term extensions.

Platform technologies

We own or license patents, patent applications and know-how related to various platform technologies. Certain of these technologies may be applicable to one or more of our current or future gene therapy candidates.

Capsid technologies

Our capsid program includes one patent family related to modified AAV capsids. We have filed one pending U.S. patent application and nine pending patent applications in foreign jurisdictions. Any U.S. patents that may issue from the pending U.S. non-provisional patent application would be projected to expire in 2040, excluding any patent term adjustments and any patent term extensions.

Multi-packaging technologies

Our multi-packaging platform includes three patent families. We have filed two pending U.S. patent applications and fourteen pending patent applications in foreign jurisdictions and exclusively licensed two granted U.S. patents and one pending U.S. non-provisional patent application. The issued U.S. patents are projected to expire in 2035, excluding any patent term adjustments and any patent term extensions, and any U.S. patents that may issue from the pending U.S. non-provisional patent applications would be projected to expire between 2035 and 2041, excluding any patent term adjustments and any patent term extensions.

Immune modulation and dosing technologies

Our immune modulation and dosing platform includes two patent families. We have exclusively licensed two U.S. non-provisional patent applications and one foreign patent applications. any U.S. patents that may issue from the pending U.S. non-provisional patent applications would be projected to expire between 2035 and 2040 excluding any patent term adjustments and any patent term extensions.

Substantive prosecution of our patent applications has not yet commenced at the U.S. Patent and Trademark Office, or USPTO. We cannot predict whether such pending patent applications will result in the issuance of patents that effectively protect our candidates and our platform technologies, or if such issued patents or any of our licensor’s issued patents will effectively prevent others from commercializing competitive products. In any event, patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the patent offices in various jurisdictions are often significantly narrowed by the time they issue, if they issue at all.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, subject to certain limitations and provided statutory and regulatory requirements are met (for more information, please see “Business— Government regulation and product approval —U.S. patent term restoration and marketing exclusivity”). In the future, if and when our candidates receive approval from the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents we may obtain in the future covering those products, depending upon the length of the clinical trials for each product and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our candidates will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our owned and licensed pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive in the future may be challenged, invalidated or circumvented. In addition, because of the extensive time required for clinical development and regulatory review of a candidate we may develop, it is possible that, before any of our candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide.

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

We also seek trademark protection in the United States and internationally where available and when appropriate. We currently own U.S. federal registrations for the marks SOLID, SOLID BIOSCIENCES and SOLID BIOSCIENCES logo, as well as registrations in the European Union, United Kingdom, Japan, and Hong Kong for the mark SOLID BIOSCIENCES, registrations in the European Union and United Kingdom for the marks SOLID BIOSCIENCES logo and SOLID GT. We also own pending trademark applications in the U.S. and in foreign jurisdictions for the mark AAVANTIBIO and a pending trademark application in the U.S. for the mark AAVANTIBIO logo.

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

In consideration for the rights granted by the agreement, we paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. We are required to reimburse the University of Washington for costs incurred in applying for, prosecuting and maintaining patents and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2022, 2020, and 2019. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. In October 2020, the license agreement was amended such that we were required to pay the University of Washington $375 thousand in connection with the execution of the collaboration and license agreement with Ultragenyx, or the Collaboration Agreement, in October 2020. This payment was recorded as a research and development expense in the fourth quarter of 2020. The license agreement was also amended such that we are required to pay an aggregate of approximately $3.4 million upon the achievement of certain milestones. We must also pay royalties of a low single digit percentage of future sales by us and our sublicensees of products developed under the licensed patent rights. In addition, we must pay an annual maintenance fee until certain milestones are achieved, at which time a minimum annual royalty requirement will replace such maintenance fee and will apply to us and our sublicensees.

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

There were no milestones achieved during the years ended December 31, 2022, 2021, and 2020. We must pay a royalty of a low single digit percentage of future sales or by its sublicensees of products developed using the licensed patents. In addition, we must pay an annual maintenance fee until certain milestones are achieved, after which time a minimum annual royalty will replace such maintenance fee.

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

University of Florida License Agreement

In 2020, as amended, AavantiBio entered into license agreements with the University of Florida Research Foundation, Inc., or UFRF. Broadly, the agreements relate to FA. We acquired the agreements in connection with the Acquisition. Under each agreement we obtained an exclusive, royalty-bearing, sublicensable, world-wide license to certain patents and patent applications and a royalty-bearing non-exclusive license under the know-how, to make, have made, use, see, have sold, import and export licensed products. UFRF retains the right to practice the patent rights and know-how for internal non-commercial research, including research sponsored by commercial entities, and educational purposes.

In consideration for the rights granted under each agreement, AavantiBio paid a one-time non-refundable license fee. In connection with each agreement, we are required to pay an annual license maintenance fee until the first commercial sale of a licensed product after which time a minimum annual royalty will replace such maintenance fees. Under each agreement, we are required to reimburse UFRF for costs incurred in applying for, prosecuting and maintaining patents, pay up to an aggregate of approximately $2.9 million upon the achievement of certain intellectual property, clinical and regulatory milestones for each licensed product under the agreement and pay a low, single digit royalty on annual net sales by us and our sublicensees of licensed products on a licensed-product-by-licensed product basis. For any licensed product covered by both of these agreements, we are only obligated to make one payment for each milestone achieved and royalty payment due. Prior to the Acquisition, AavantiBio paid a single milestone fee related to these agreements in an amount of less than $0.1 million. Under each agreement, in the event we grant a sublicense to another party, we are required to pay UFRF a percentage of the consideration received.

Under each agreement, we have the right to grant sublicenses to third parties through multiple tiers, to the extent we are in compliance with our diligence obligations under the agreement and that sublicensee is subject to the terms of such agreement.

Under each agreement, we are obligated to use commercially reasonable efforts to develop and commercialize products covered by the licensed patent rights or know-how and to achieve certain regulatory and commercialization milestones within estimated time periods.

Under each agreement, UFRF controls the prosecution and maintenance of the licensed patents in consultation with us and at our expense. In countries in which we have not requested prosecution or maintenance of licensed patents in a particular country or jurisdiction, the license granted to such patent rights will terminate in such country or jurisdiction. We have the first right to enforce such licensed patents at our expense.

Each of the agreements terminates on a licensed product-by-licensed product basis on the later of: (i) expiration of the patent rights covering such licensed product or (ii) ten (10) years from the first commercial sale of such licensed product. After five years, we may terminate an agreement for any reason giving advance written notice and reason for termination. UFRF may terminate an agreement for our uncured default or breach of the agreement. UFRF may immediately terminate an agreement if we bring or assist others in bringing a patent challenge against the licensed patent rights. If UFRF sends us a written demand to terminate a sublicense agreement due to such sublicensee bringing or assisting a patent challenge, UFRF may terminate such agreement if we do not terminate the license with such sublicensee.

Ultragenyx Collaboration Agreement

On October 22, 2020, or the Effective Date, we entered into a collaboration and license agreement with Ultragenyx, to focus on the development and commercialization of new gene therapies for Duchenne. We granted Ultragenyx an exclusive worldwide license for any pharmaceutical product that expresses our proprietary microdystrophin construct from AAV8 and variants thereof in clade E for the treatment of Duchenne and other diseases resulting from the lack of functional dystrophin. We retain exclusive rights to all other uses of our microdystrophin proteins, including under our SGT-003 and SGT-001 programs.

We have conducted and may conduct in the future certain activities agreed to by the parties with respect to the development of licensed products. Ultragenyx is obligated to reimburse us for personnel and out-of-pocket costs that we incur in conducting such development activities. Otherwise, Ultragenyx has decision-making authority with respect to the development, manufacturing and commercialization of licensed products. In connection with the execution of the Collaboration Agreement, we also entered into a stock purchase agreement and an investor agreement with Ultragenyx, pursuant to which we issued and sold 521,719 shares of our common stock to Ultragenyx at a price of $76.669 per share for an aggregate purchase price of approximately $40.0 million. The shares purchased by Ultragenyx were subject to a lock-up period until the earliest to occur of (i) 18 months from the closing date, (ii) the termination of the Collaboration Agreement or (iii) other specified events. Pursuant to the terms of the investor agreement, Ultragenyx agreed that, so long as it holds at least 10% of our outstanding common stock, the shares will be subject to a voting agreement, such that until the earliest to occur of certain specified events, and subject to specified conditions, Ultragenyx will, and will cause its permitted transferees to, vote in accordance with the recommendation of our Board of Directors with respect to specified matters.

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

As described in Note 3, the Company entered into the Collaboration Agreement with Ultragenyx for the research, development and commercialization of other pharmaceutical products that express the Company’s MD5 nNOS binding domain form of microdystrophin protein. Ultragenyx is a related party since Ultragenyx is one of the Company’s significant stockholders. During the year ended December 31, 2022, the Company recognized revenue of $8.1 million associated with the Collaboration Agreement. As of December 31, 2022, there was $0 million of deferred revenue related to the Collaboration Agreement. There is $0 million due from Ultragenyx as of December 31, 2022.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. This is also true in treatments of neuromuscular diseases, such as Duchenne, cardiac diseases as well as in gene therapy. While we believe that our focus, strength of team, expertise in gene therapy, scientific knowledge and intellectual property provide us with competitive advantages, we face competition from several different sources, including large and small biopharmaceutical companies, academic research institutions, government agencies and public and private research institutions. Not only must we compete with other companies that are focused on gene transfer technology, but any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and product marketing than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We are aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfer for Duchenne, including Pfizer Inc. and Sarepta Therapeutics, Inc. with product candidates currently in Phase III clinical development, Genethon with a product candidate currently in a Phase I/II/III clinical trial , and REGENXBIO Inc. which has announced that it initiated a Phase I/II clinical trial in the first quarter of 2023. In September 2022, Sarepta Therapeutics, Inc. announced that it had submitted a BLA for its gene therapy candidate SRP-9001 for the treatment of ambulant patients with Duchenne. In February 2023, Reata Pharmaceuticals announced FDA approval of SKYCLARYSTM (omaveloxolone) indicated the treatment of FA in adults and adolescents aged 16 years and older. We are also aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfer for cardiomyopathy associated with FA, including Lexeo Therapeutics with a product candidate currently in a Phase I/II clinical trial and a Phase IA study sponsored by Weill Medical College of Cornell University.

Government regulation and product licensure

U.S. government regulation and product licensure

In the United States, biologic products including gene therapy products, such as our lead candidates, are licensed for marketing by the FDA under the Public Health Service Act, or PHS Act, and regulated by the FDA under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, as well as by other federal, state and local statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding rules and regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biologic products. FDA approval must be obtained before conducting human clinical testing of biologic products. FDA must license a biologic product before it may be marketed within the United States.

U.S. biologic products development process

A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new biological product in the United States must typically secure the following:

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

Preclinical Studies and Investigational New Drug Application

Before testing any biologic product candidate in humans, including a gene therapy product candidate, the product candidate must undergo preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as in vivo studies to assess the potential safety and activity of the product candidate and to establish a rationale for therapeutic use. These studies are generally referred to as IND-enabling studies. The conduct of certain nonclinical studies must comply with federal regulations and requirements, including GLPs and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable.

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

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is an exemption from the FD&C Act that allows an unapproved product to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational product to humans. Some preclinical tests may continue even after the IND is submitted. The IND becomes effective 30 days after receipt by the FDA, unless the FDA notifies the sponsor of deficiencies that require correction before human studies can begin. The sponsor cannot initiate studies until the FDA notifies the sponsor that the submitted corrections are satisfactory. The FDA may also place the clinical trial on a full clinical hold or partial clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

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

Written IND safety reports must be promptly submitted to the FDA, the IRB and the investigators for serious and unexpected adverse events, any findings from other trials, in vivo laboratory tests or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

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

Finally, sponsors of certain clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements due to the Department of Health and Human Services’, or HHS’s, long delay in issuing final implementing regulations, the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.

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

Special Regulations and Guidance Governing Gene Therapy Products

The FDA has defined a gene therapy product as one that mediates its effects by transcription and/or translation of transferred genetic material and/or by integrating into the host genome and which is administered as nucleic acids, viruses, or genetically engineered microorganisms. The products may be used to modify cells in vivo or transferred to cells ex vivo prior to administration to the recipient. Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. CBER’s Office of Therapeutic Products is responsible for the review of gene therapy and related products, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The NIH also advises the FDA on gene therapy issues and other issues related to emerging technologies. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.

The FDA has issued various guidance documents regarding gene therapies, including final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders, as well as final guidance in October 2022 for Human Gene Therapy for Neurodegenerative Diseases. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. For AAV vectors specifically, the FDA typically recommends that sponsors continue to monitor participants for potential gene therapy-related adverse events for up to a 5-year period. Other types of gene therapy or gene editing products may require longer follow up, potentially up to a maximum 15-year period.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA. The FDA also maintains a list of diseases that are exempt from the requirements PREA, due to low prevalence of disease in the pediatric population.

Compliance with cGMP requirements

Manufacturers of biologics must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Establishments may be subject to periodic, unannounced inspections by government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved BLA, and may extend to requiring withdrawal of the product from the market. The FDA will not approve a BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specification. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2023 is approximately $3.2 million for an application requiring clinical data. The sponsor of an approved BLA is also subject to an annual program fee, which for federal fiscal year 2023 is approximately $0.4 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

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

With passage of FDORA, Congress clarified FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process.

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

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. Additionally, the CRL may include recommended actions that the sponsor might take to place the application in a condition for approval. If a CRL is issued, the sponsor may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. For those seeking to challenge FDA’s CRL decision, the agency has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution.

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

Biosimilars and Reference Product Exclusivity

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

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In December 2022, Congress clarified through FDORA that FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

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

The FDA has approved a number of biosimilars and several interchangeable biosimilar products. The FDA has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHS Act.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

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

With passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed) and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

Beyond streamlining the process, the new Regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e., the EU as well as Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as severely disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. Advanced-therapy medical products include gene therapy medicine, somatic cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for somatic cell therapy medicinal products and require that we comply with these new guidelines. Similarly, complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing candidates, but that remains uncertain at this point.

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

Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

Following the withdrawal of the United Kingdom from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR, including in relation to data transfers.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU. Until December 31, 2023, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Health Care Reform Law, which, among other things, includes changes to the coverage and payment for products under government health care programs. In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act. These Medicare sequester reductions were reduced and suspended through June 2022, with the full 2% cut resuming thereafter.

The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our candidates for which we may obtain regulatory approval or the frequency with which any such candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

Although the previous administration took executive actions to undermine or delay implementation of the Health Care Reform Law, President Biden rescinded those actions with the issuance of an Executive Order on January 28, 2021, which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the Health Care Reform Law that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the Health Care Reform Law; and policies that reduce affordability of coverage or financial assistance, including for dependents.

Pharmaceutical Prices

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act has been delayed by Congress to January 1, 2032.

On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Medicare Part D drugs in 2027, 15 Medicare Part B or Part D drugs in 2028, and 20 Medicare Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our candidates or additional pricing pressures.

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

In April and December 2022, we announced reductions in our workforce as part of strategic plans designed to streamline our operating structure, including in connection with our acquisition of AavantiBio. As of December 31, 2022, we employed 87 full-time employees, including 59 in research and development and 28 in general and administrative positions, and of which 19 of our employees hold Ph.D. or M.D. degrees.

Corporate Information

Our principal executive offices are located at 500 Rutherford Avenue, Third Floor, Charlestown, Massachusetts 02129 and our telephone number is (617) 337-4680. Our website address is www.solidbio.com. The information contained in, or accessible through, our website does not constitute a part of this Annual Report on Form 10-K.

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

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this Annual Report on Form 10-K occurs, our business, operating results and financial condition could be seriously harmed and the trading price of our common stock could decline. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks related to the Acquisition

We may fail to realize the anticipated benefits of our acquisition of AavantiBio, those benefits may take longer to realize than expected, and we may encounter significant integration difficulties.

On December 2, 2022, we completed our acquisition, or the Acquisition, of AavantiBio, Inc., or AavantiBio, a privately held gene therapy company focused on transforming the lives of patients with FA and rare cardiomyopathies. Upon the consummation of the Acquisition, we acquired AavantiBio’s pipeline programs which included programs for the treatment of FA and BAG3 mediated dilated cardiomyopathy, as well as additional assets for the treatment of undisclosed cardiac diseases. Our ability to realize the anticipated benefits of the Acquisition will depend, to a large extent, on our ability to integrate AavantiBio and these programs into our business and business strategy and realize anticipated growth opportunities and synergies. We have devoted and will continue to devote significant management attention and resources to integrating the business practices and operations of AavantiBio into ours. We may fail to realize some or all of the anticipated benefits of the Acquisition, including if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of Solid and AavantiBio in a manner that permits us to achieve the anticipated benefits from the Acquisition, which would result in the anticipated benefits of the Acquisition not being realized partly or wholly in the time frame currently anticipated or at all;
•
difficulties in managing the expanded operations of a more complex company following the Acquisition;
•
creation of uniform standards, controls, procedures, policies and information systems;
•
difficulties in assimilating AavantiBio employees in our business, in maintaining employee morale and in attracting and retaining key personnel; and
•
potential unknown liabilities, adverse consequences, or unforeseen increased expenses, delays or regulatory conditions associated with the Acquisition.

It is possible that the integration process could result in the diversion of our management’s attention, the disruption or interruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain our relationships with third parties or the ability to achieve the anticipated benefits of the Acquisition, or could otherwise adversely affect our business and financial results.

Also, we now possess certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by us upon closing of the Acquisition. Further, it is possible that undisclosed, contingent or other liabilities, problems or obligations may arise in the future of which we were previously unaware. These disclosed and undisclosed liabilities could have an adverse effect on our business, financial condition and results of operations.

Any or all of these factors could decrease or delay the expected accretive effect of the Acquisition and negatively impact our stock price. As a result, it cannot be assured that we will be successful in the integration of AavantiBio with our business or that we will realize the benefits anticipated from the Acquisition or in the anticipated time frames or at all.

Our stockholders may not realize a benefit from the Acquisition and the related private placement commensurate with the ownership dilution they experienced in connection with the Acquisition and the related private placement.

If we are unable to realize the full strategic and financial benefits anticipated from the Acquisition, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the benefits anticipated from the Acquisition and the related private placement.

We may be exposed to increased litigation, including stockholder litigation, which could have an adverse effect on our business and operations.

We may be exposed to increased litigation from stockholders, customers, suppliers, consumers and other third parties due to the combination of Solid’s and AavantiBio’s businesses following the Acquisition. Such litigation may have an adverse impact on our business and results of operations or may cause disruptions to our operations. In addition, in the past, stockholders have initiated class action lawsuits against biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

Risks related to our financial position and need for capital requirements

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. Our net loss was $86.0 million for the year ended December 31, 2022. Our net losses were $72.2 million and $88.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $562.7 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer candidate, SGT-001, which we are no longer developing, and preclinical development of our gene transfer candidate, SGT-003, as well as to building out our management team and infrastructure. Following the Acquisition, we began also devoting efforts to preclinical development of our FA and cardiac programs. We expect that it could be several years before we have a commercialized product, and we may never have a commercialized product. We expect to continue to incur significant expenses and see continued operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•
move SGT-003, AVB-202-TT, AVB-401 or other future candidates into clinical trials;
•
continue research and preclinical development of SGT-003, AVB-202-TT, AVB-401 or other future candidates;
•
seek to identify additional candidates;
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
integrate employees of AavantiBio;
•
build out new facilities or expand existing facilities to support our activities;
•
acquire or in-license other drugs, drug candidates, technologies and intellectual property;
•
fund a portion of the development or commercialization of products in collaboration with Ultragenyx pursuant to our collaboration and license agreement with Ultragenyx; and
•
add operational, financial and management information systems and personnel.

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we continue to monitor patients dosed in IGNITE DMD and complete preclinical studies and future clinical trials of SGT-003, AVB-202-TT, AVB-401 and other future candidates, obtain marketing approval for SGT-003, AVB-202-TT, AVB-401, or other future candidates, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. Moreover, the manufacturing process requires materials which may fluctuate in cost or be limited or unavailable to us, as well as relationships with contract development and manufacturing organizations to facilitate the manufacturing process. We may never succeed in any of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-003, AVB-202-TT, AVB-401 and other future candidates and otherwise integrate the operations of AavantiBio into our business. In addition, if we obtain marketing approval for SGT-003, AVB-202-TT, AVB-401 or other future candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2022, will be sufficient to fund our operating expenses and capital requirements into 2025, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of SGT-003, AVB-202-TT, AVB-401 and other future candidates.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of integrating AavantiBio operations into our business;
•
the results of future clinical trials of SGT-003, AVB-202-TT, AVB-401 and other future candidates;
•
the costs, timing and outcome of regulatory review of SGT-003, AVB-202-TT, AVB-401 and other future candidates;
•
the scope, progress, results and costs of discovery, laboratory testing, manufacturing, preclinical development and clinical trials for SGT-003, AVB-202-TT, AVB-401 and other future candidates that we may pursue in the future, if any;
•
the costs associated with our manufacturing process development and evaluation of third-party manufacturers;
•
the revenue, if any, received from commercial sale of SGT-003, AVB-202-TT, AVB-401 or other future candidates, should any of our future candidates receive marketing approval;
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
•
the extent to which we acquire or in-license other candidates, technologies and intellectual property; and
•
if and as we need to adapt our business in response to the COVID-19 pandemic or other pandemics and collateral consequences related thereto.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to submit a new drug application, or NDA, or biologic license application, or BLA, or obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenue, if any, will be derived from or based on sales of product candidates that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to the COVID-19 pandemic and geopolitical events, including civil or political unrest. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies, SGT-001, SGT-003, AVB-202-TT, AVB-401 or our other future candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership of our common stock will be diluted and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, SGT-001, SGT-003, AVB-202-TT, AVB-401 or other future candidates, or grant licenses on terms unfavorable to us.

We have never generated revenue from product sales and do not expect to do so for the foreseeable future, if ever.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, SGT-003, AVB-202-TT, AVB-401 and other future candidates that we may pursue in the future. We do not anticipate generating revenue from product sales for the foreseeable future, if ever. Our ability to generate future revenue from product sales depends heavily on our success in:

•
completing research and development of SGT-003, AVB-202-TT, AVB-401 and other future candidates in a timely and successful manner;
•
seeking and obtaining regulatory and marketing approvals for any candidates for which we complete clinical trials;
•
launching and commercializing SGT-003, AVB-202-TT, AVB-401 and other future candidates for which we obtain regulatory and marketing approval by establishing a sales force and marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
•
maintaining and enhancing a commercially viable, sustainable, scalable, reproducible and transferable manufacturing processes for SGT-003, AVB-202-TT, AVB-401 and other future candidates that is compliant with cGMPs;
•
establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the commercial demand for SGT-003, AVB-202-TT, AVB-401 and other future candidates, if approved;
•
obtaining market acceptance, if and when approved, of SGT-003, AVB-202-TT, AVB-401 or other future candidates as a viable treatment option by patients, the medical community and third-party payors;
•
qualifying for coverage and adequate reimbursement by government and third-party payors for SGT-003, AVB-202-TT, AVB-401 and other future candidates both in the U.S. and internationally;
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

We are a development-stage company founded in 2013. Our operations to date, with respect to the development of SGT-001, SGT-003 and other potential candidates, have been limited to organizing and staffing our company, business planning, raising capital, acquiring rights to our technology, identifying SGT-001 and SGT-003 as potential gene transfer candidates and undertaking preclinical studies of SGT-001 and SGT-003 and a clinical trial of SGT-001 and establishing research and development and manufacturing collaborations. Following the Acquisition, we have expanded our operations to include the development of AVB-202-TT and AVB-401. We have not yet demonstrated the ability to complete clinical trials of any product candidate, obtain marketing approvals, manufacture at commercial-scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions our stockholders make about our prospects may not be as accurate as they could be if we had a longer operating history or prior experience integrating acquired businesses into our existing business.

The COVID-19 pandemic or other pandemics may affect our ability to initiate and complete current or future preclinical studies or clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic may continue to adversely impact economies worldwide, which could result in adverse effects on our business and operations.

The COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our third-party manufacturers for supply of drug product for our candidates, and prospective contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of drug product for our candidates, and laboratory supplies for our current and future preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We and our third-party manufacturers, and prospective CROs, may face disruptions related to future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites.

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

Finally, in response to the COVID-19 pandemic, the FDA issued numerous guidance documents to govern and facilitate the study and development of biologic products during the pandemic. On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidances. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

Unfavorable global economic conditions could harm our business, financial condition or results of operations.

Our results of operations could be harmed by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, including the impact of increased interest rates and inflation (such as the recent rise in inflation in the United States), could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our manufacturers, possibly resulting in manufacturing disruption, or cause delays in payments for our services by third-party payors or our future collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could harm our business.

We hold a portion of our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.

We hold a portion of our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts at multiple financial institutions. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation, or FDIC, standard deposit insurance limit of $250,000. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations, including payroll obligations.

For example, on March 10, 2023, Silicon Valley Bank, or SVB, and Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits or investments in a similar manner.

We also maintain investment accounts with other financial institutions in which we hold our investments and marketable securities and, if access to the funds we use for working capital and operating expenses is impaired, we may not be able to sell investments or transfer funds from our investment accounts to other operating accounts on a timely basis sufficient to meet our operating expense obligations.

Risks related to the development of our product candidates

Our gene transfer candidates are based on novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. To our knowledge, only a limited number of gene transfer products have been approved for commercialization in the United States and the European Union.

We have historically concentrated our research and development efforts on SGT-001 and SGT-003 for the treatment of Duchenne. Prior to the Acquisition, AavantiBio concentrated its research and development efforts on candidates for the treatment of FA and BAG3-mediated dilated cardiomyopathy. We have prioritized SGT-003 for the treatment of Duchenne, and we plan to prioritize AVB-202-TT for the treatment of FA and AVB-401 for the treatment of BAG3-mediated dilated cardiomyopathy and our future success depends on our successful development of these and other future candidates. Our risk of failure is high. We have experienced with SGT-001, and may in the future experience with our other candidates, problems or delays in developing these and other future candidates. Any such problems or delays would cause unanticipated costs, and any development problems may not be solved. For example, we or another party may uncover a previously unknown risk associated with SGT-003, AVB-202-TT, AVB-401, the adeno-associated virus, or AAV, vector, construct toxicity or other issues that may be more problematic than we currently believe and this may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional clinical testing.

In addition, our ability to conduct and complete our preclinical development testing and studies is contingent on our ability to source animals and other supplies required for the conduct of such testing and studies. If we are unable to obtain all necessary animals and other supplies required for the conduct of our preclinical testing and studies, we may be unable to complete such preclinical development testing and studies in a timely manner or at all. For example, some of our IND-enabling toxicology and other studies require certain non-human primates, or NHPs, that may be imported from countries in which trade relation with the U.S. are or may become challenging or through vendors who may not be able to timely source certain NHPs or at all, which may impair our ability to complete preclinical development testing and studies to support IND or similar applications or delay submission of such applications. Additionally, we may fail to demonstrate adequate product candidate efficacy and/or safety as required by regulatory authorities. We may fail to access relevant, adequate, or necessary animal models, including genetic models of disease and non-human primates in particular, for use in such studies as requested by regulatory authorities. We may also experience substantial delays as a result of our reliance on CROs to conduct all animal model experimentation necessary to assess the efficacy and safety of our product candidates. Any of these factors may result in delays to candidate progression, inability to obtain regulatory approval, and/or substantial increases in candidate development costs.

In addition, the product specifications and the clinical trial requirements of the FDA, the European Commission, the European Medicines Agency, or the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. The regulatory approval process for novel product candidates such as ours is unclear and can be more expensive and take longer than for other, better known or more extensively studied product candidates. To our knowledge, only a limited number of gene transfer products have been approved for commercialization in the United States and the European Union. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our gene transfer candidates in either the United States or the European Union, if at all. Approvals by the European Commission may not be indicative of what the FDA may require for approval and vice versa.

Our gene transfer candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

SGT-003, AVB-202-TT, AVB-401 have not yet been studied in human patients. During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the product candidate being studied caused these conditions. For instance, we reported a serious adverse event in IGNITE DMD, which resulted in a clinical hold in November 2019, which has since been resolved. In April 2021, a patient treated with SGT-001 in IGNITE DMD experienced a systemic inflammatory response classified as a serious adverse event and considered by the investigator to be drug related.

In addition, it is possible that as we test SGT-003, AVB-202-TT, AVB-401 or other future candidates in larger, longer and more extensive clinical programs, or as use of these candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase III clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that

SGT-003, AVB-202-TT, AVB-401 or any other future candidate has side effects or causes serious or life-threatening side effects, the development of the candidate may fail or be delayed, or, if the candidate has received regulatory approval, such approval may be withdrawn.

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other clinical trials using other vectors. The FDA convened the Cellular, Tissue, and Gene Therapies Advisory Committee in September 2021 to discuss toxicity risks of AAV based gene therapy products. Discussed risks included oncogenicity risks due to vector genome integration, hepatotoxicity, thrombotic microangiopathy, and neurotoxicity (especially related to dorsal root ganglion toxicity). While new recombinant vectors have been developed with the intent to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. More recently, there have been reports of significant adverse side effects, including muscle weakness and myocarditis, in clinical trials of other gene therapy treatments for Duchenne that may be related to the type and location of the specific gene mutation causing the disease. One clinical trial sponsor reported the death, preceded by hypovolemia and cardiogenic shock, of a non-ambulatory trial Duchenne subject with advanced disease and cardiac dysfunction. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Additionally, in previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a positive ELISPOT test associated with T-cell responses, which is of unclear clinical translatability. If T-cells are activated, the cellular immune response system may trigger the removal of transduced cells. If our gene transfer candidates demonstrate a similar effect or other undesirable side effects, we may decide or be required to halt or delay further clinical development of SGT-003, AVB-202-TT, AVB-401 or other future candidates involving AAV vectors for gene therapy.

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

Additional adverse side effects may be observed following administration of any AAV gene therapy, SGT-003 or other current or future candidates. For example, integration of AAV DNA into the host cell’s genome has been reported to occur. Not all contemplated AAV delivery systems have been validated in human clinical trials previously, such as AAV-SLB101, which is a novel capsid. If a delivery system does not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of SGT-003 or other current or future candidates. In addition, the relatively high anticipated dosing requirements for SGT-003 may amplify the risk of adverse side effects relating to the AAV vector. We, and others, have seen serious adverse events when administering high dose AAV vectors. The FDA convened the Cellular, Tissue, and Gene Therapies Advisory Committee in September 2021 to discuss toxicity risks of AAV based gene therapy products. Discussed risks included oncogenicity risks due to vector genome integration, hepatotoxicity, thrombotic microangiopathy, and neurotoxicity (especially related to dorsal root ganglion toxicity). If any such adverse side effects were to occur in the future and we are unable to demonstrate that they were not caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, SGT-003 or any other future candidate for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the clinical trial. Patients will also create antibodies to the AAV vector and a second administration of gene transfer might not be safe or successful.

Additionally, if SGT-003, AVB-202-TT, AVB-401 or other candidates receive marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits outweigh the risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by

SGT-003, AVB-202-TT, AVB-401 or other future candidates, several potentially significant negative consequences could result, including:

•
regulatory authorities may suspend or withdraw approvals of such a product candidate;
•
regulatory authorities may require additional warnings on the label;
•
we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•
we could be sued and held liable for harm caused to patients; and
•
our reputation may suffer.

One of our clinical trials has been placed on clinical hold by the FDA in the past, and we cannot guarantee that similar events will not happen in future clinical trials for other candidates.

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

Delays in the completion of any clinical trial of SGT-003, AVB-202-TT, AVB-401 or any other future candidate, as a result of similar serious adverse events or clinical holds or otherwise, will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of SGT-003, AVB-202-TT, AVB-401 or other future candidates.

We have never completed a clinical trial and may be unable to do so for any product candidates we may develop, including SGT-003, AVB-202-TT and AVB-401.

We are very early in our development efforts, and all of our candidates are still in preclinical development. Preclinical studies involve a lengthy and expensive process with an uncertain outcome. There are many potential preclinical models to test for different disease states, and we could fail to choose the best or a predictive preclinical model to determine proof of concept and potential safety and efficacy of our candidates. We may decide to suspend further testing on our candidates or technologies if, in the judgment of our management and advisors, the preclinical test results do not support further development.

We will need to successfully initiate and complete clinical trials in order to obtain FDA approval to market SGT-003, AVB-202-TT, AVB-401 or other future candidates. We have limited experience in preparing, submitting and prosecuting regulatory submissions, and have not previously submitted a BLA for any product candidate. We cannot be sure that submission of an IND, including the IND we plan to submit for SGT-003 in the second half of 2023, will result in the FDA allowing clinical trials to begin or to begin as proposed, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. This may be particularly true for design of a pivotal trial for the treatment of Duchenne as the FDA has not given clear guidance as to the necessary endpoints for approval of a treatment for Duchenne. In addition, we cannot be certain how many clinical trials of SGT-003, AVB-202-TT, AVB-401 or other future candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of SGT-003, AVB-202-TT, AVB-401 or other future candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, clinical trials, could prevent us from or delay us in commercializing SGT-003, AVB-202-TT, AVB-401 and other future candidates.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. Our preclinical studies for SGT-003 and AVB-202-TT in animals have been limited. We have only dosed a limited number of human subjects with SGT-001, and we have not dosed any human subjects with SGT-003, AVB-202-TT or AVB-401. There is a high failure rate for gene therapy and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. SGT-003, AVB-202-TT, AVB-401 or other future candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. This failure could cause us to abandon SGT-003, AVB-202-TT, AVB-401 or other future candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of SGT-003, AVB-202-TT, AVB-401 or other future candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•
delays in obtaining animals in sufficient quantities to run our preclinical studies;
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

•
difficulty in finding suitable animal models to demonstrate a disease specific phenotype;
•
failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;
•
failure to perform in accordance with FDA good clinical practices, or GCPs, or applicable regulatory guidelines in the European Union and other countries;
•
delays in the testing, validation, manufacturing and delivery of SGT-003, AVB-202-TT, AVB-401 or other future product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;
•
delays in subjects completing participation in a trial or returning for post-treatment follow-up;
•
clinical trial sites or subjects dropping out of a trial;
•
selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•
imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, after an inspection of our clinical trial operations, trial sites or manufacturing facilities or otherwise;
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

Additionally, if the results of any clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with SGT-003, AVB-202-TT, AVB-401 or other future candidates, we may:

•
be delayed or fail in obtaining marketing approval for SGT-003, AVB-202-TT, AVB-401 or other future candidates;
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
•
experience damage to our reputation.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. If we are not able to adapt to these and other changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Our product development costs will increase if we experience delays in testing or marketing approvals. In addition, if we make manufacturing or other changes to SGT-003, AVB-202-TT, AVB-401 or other future candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. We may also determine to change the design or protocol of one or more of our clinical trials, which we have done in the past and which could result in delays. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

If our third-party clinical trial vendors fail to comply with strict regulations, any clinical trials for SGT-003, AVB-202-TT, AVB-401 or other future candidates may be delayed or unsuccessful.

We do not have the personnel capacity to conduct or manage the clinical trials that will be necessary for the development of SGT-003, AVB-202-TT, AVB-401 or other future candidates. For IGNITE DMD we are relying, and for any future clinical trials we expect we will rely, on third parties to assist us in managing, monitoring and conducting our clinical trials. If these third parties fail to comply with applicable regulations or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures and, therefore, the clinical trials for SGT-003 or other current and future product candidates may be delayed or unsuccessful.

Furthermore, the FDA can be expected to inspect some or all of the clinical sites participating in our clinical trials to determine if our clinical trials are being conducted according to GCPs. If the FDA determines that these clinical sites are not in compliance with applicable regulations, we may be required to delay, repeat or terminate the clinical trials.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of SGT-003, AVB-202-TT, AVB-401 or other future candidates.

Identifying and qualifying patients to participate in any clinical trials of SGT-003, AVB-202-TT, AVB-401 and other future candidates are critical to our success. Because of our primary focus on rare diseases, we may have difficulty enrolling a sufficient number of eligible patients. The timing of any clinical trials depends on our ability to recruit patients to participate as well as complete required follow-up periods. If patients are unwilling or unable to participate in our gene therapy clinical trials, including because of negative publicity from adverse events related to our candidates, other approved gene therapies or the biotechnology or gene therapy fields, or due to competitive clinical trials or approvals for similar patient populations, clinical trials in products employing our vector or our platform or for other reasons, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval of SGT-003, AVB-202-TT, AVB-401 or our other candidates may be delayed. We may also experience delays if patients withdraw from the clinical trial or do not complete the required monitoring period. Furthermore, we may face difficulties in recruiting patients to enroll in, or once enrolled, retaining patients in future clinical trials if they or their caretakers are affected by the COVID-19 virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the COVID-19 pandemic or other unforeseen events. These delays could result in increased costs, delays in advancing SGT-003, AVB-202-TT, AVB-401 or other future candidates, delays in testing the effectiveness of SGT-003, AVB-202-TT, AVB-401 and other future candidates or termination of clinical trials altogether.

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

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize SGT-003, AVB-202-TT, AVB-401 or other future candidates and the approval may be for a more narrow indication than we seek.

We cannot commercialize SGT-003, AVB-202-TT, AVB-401 or other future candidates until the appropriate regulatory authorities have reviewed and approved the product candidate. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals. Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA advisory committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in regulatory authority policy during the period of product development, clinical trials and the regulatory review process.

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

Even if we obtain any regulatory approval for SGT-003, AVB-202-TT, AVB-401 or other future candidates, we will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or conditions of approval, or requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions. Further, similar restrictions apply to approved products in the EU. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the EU and are also subject to EU Member State laws.

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

Even if we obtain and maintain approval for SGT-003, AVB-202-TT, AVB-401 or other future candidates from the FDA, we may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and adversely affect our business.

Even if we receive FDA approval of SGT-003, AVB-202-TT, AVB-401 or other future candidates in the United States, approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Future sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials, manufacturing and marketing approval. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. We intend to submit a marketing authorization application, or MAA, to the EMA for approval of SGT-003 in the European Union, but obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of SGT-003, AVB-202-TT, AVB-401 or other future product candidates in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for SGT-003, AVB-202-TT, AVB-401 or other future product candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced, and our ability to realize the full market potential of our product candidates will be harmed.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may prevent us from commercializing any product candidates in the United Kingdom and/or the EU and may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K.

Regulatory requirements governing gene therapy products are periodically updated and may continue to change in the future.

Regulatory requirements governing gene therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of gene therapy products. For example, in the United States, the FDA has established the Office of Therapeutic Products within the Center for Biologics Evaluation and Research, or the CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials may also be subject to review and oversight by an institutional biosafety committee, a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

The FDA has issued various guidance documents regarding gene therapies, including final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders, as well as final guidance in October 2022 for Human Gene Therapy for Neurodegenerative Diseases. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, for AAV vectors specifically, the FDA typically recommends that sponsors continue to monitor participants for potential gene therapy-related adverse events for up to a 5-year period. Other types of gene therapy or gene editing products may require longer follow up, potentially up to a maximum 15-year period.

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

As we advance our product candidates through clinical development, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of SGT-003, AVB-202-TT, AVB-401 or other future product candidates or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue.

We may not be able to obtain orphan drug exclusivity for one or more of our product candidates, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for a similar product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

In addition, even after an orphan drug is approved, the FDA can subsequently approve a similar product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the Court of Appeals concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA or Congress may make to its orphan drug regulations and policies, our business could be adversely impacted.

We may seek a breakthrough therapy designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for one or more of our product candidates; however, we cannot assure our stockholders that one or more of our product candidates will meet the criteria for that designation. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the new drug application is submitted to the FDA.

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

Accelerated approval by the FDA, even if granted for one or more of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of one or more of our product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate or intermediate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate or intermediate endpoint is reasonably likely to predict long-term clinical benefit. Given that expression of microdystrophin has not yet been established to predict long-term clinical benefit, it is not currently accepted, and it is possible the FDA and/or other applicable regulatory agencies could decide never to accept it, as a surrogate endpoint for the accelerated approval pathway for the treatment of Duchenne.

As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence and may be required to be initiated prior to submission of the BLA. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Further, with passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed) and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit.

We may not be able to satisfy these requirements and conditions governing accelerated approval and, even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

We may seek PRIME Designation in the EU for one or more of our product candidates, but we might not receive such designations and, even if we do, such designations may not lead to a faster development or regulatory review or approval process.

In the EU, we may seek PRIME designation for our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the sponsor intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims.

The benefits of a PRIME designation include the appointment of a Committee for Medicinal Products for Human Use rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables a sponsor to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

We may seek a Rare Pediatric Disease Designation for SGT-003 or other current and future product candidates. However, a BLA for SGT-003 or other current and future product candidates may not meet the eligibility criteria for a priority review voucher upon approval.

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

In order to receive a priority review voucher upon BLA approval, the product must receive designation from the FDA as a product for a rare pediatric disease prior to approval of the marketing application. A “rare pediatric disease” is a disease that is serious or life-threatening, in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and affects fewer than 200,000 people in the United States, or affects more than 200,000 people in the United States but there is no reasonable expectation that the cost of developing and making available in the United States a product for such disease or condition will be recovered from sales in the United States of such product. In addition to receiving rare pediatric disease designation, in order to receive a priority review voucher, the BLA must be given priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the product intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a product that does not include a previously approved active ingredient.

Under the current statutory sunset provisions for the Rare Pediatric Disease Priority Review Voucher Program, after September 30, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers. If we do not obtain approval of a BLA by these dates, and if the Rare Pediatric Disease Priority Review Voucher Program is not further extended by congressional action, we may not receive a Priority Review Voucher.

We may seek a fast track designation for one or more of our product candidates. However, such designation may not actually lead to a faster development or regulatory review or approval process. We might not receive such designation for one or more of our product candidates.

If a therapy is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA fast track designation. However, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program or if the unmet need has been fulfilled with the approval of another product. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

We may seek priority review designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates, however, we cannot assume that one or more of our product candidates will meet the criteria for that designation. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We face significant competition and our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our ability to successfully market or commercialize SGT-003, AVB-202-TT, AVB-401 or other future candidates.

We operate in a highly competitive segment of the biopharmaceutical market. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of product candidates, including gene therapies, in development for Duchenne and FA or dilated cardiomyopathy. Many of our competitors have significantly greater financial, product candidate development, manufacturing and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and mergers and acquisitions within these industries may result in even more resources being concentrated among a smaller number of larger competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

For example, we are aware of several companies and research institutions conducting clinicals trials of product candidates focused on systemic gene transfers for Duchenne, including Pfizer Inc. and Sarepta Therapeutics, Inc. with product candidates currently in Phase III clinical development, Genethon with a product candidate currently in a Phase I/II/III clinical trial, and REGENXBIO Inc., which has announced that it has initiated a Phase I/II clinical trial in the first quarter of 2023. In September 2022, Sarepta Therapeutics, Inc. announced that it had submitted a BLA for its gene therapy candidate SRP-9001 for the treatment of ambulant patients with Duchenne with a PDUFA date of May 29, 2023. In February 2023, Reata Pharmaceuticals announced FDA approval of SKYCLSRYSTM (omaveloxolone) for the treatment of FA in adults and adolescents aged 16 years and older. We are also aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfer for cardiomyopathy associated with FA, including Lexeo Therapeutics with a product candidate currently in a Phase I/II clinical trial.

Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are first to market or are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than any product candidate that we may develop.

We are aware of several companies focused on developing gene therapies in various indications, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against SGT-003, AVB-202-TT, AVB-401 or any future gene therapy candidates we develop.

We may fail to capitalize on other potential product candidates that may represent a greater commercial opportunity or for which there is a greater likelihood of success.

The success of our business depends upon our ability to develop and commercialize SGT-003, AVB-202-TT, AVB-401 and other future candidates. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential than SGT-003, AVB-202-TT, AVB-401 or other future candidates. For example, in January 2020, in connection with implementing our strategic plan to create a leaner company focused on advancing SGT-001, we curtailed certain activities supporting our other research and development programs. Similarly, in April 2022, we announced a reorganization of our corporate operations to prioritize the advancement of our key programs, and we focused our research and development activities to those related to our SGT-001 and SGT-003 programs. Subsequent to that, in September 2022, we announced that we would be pausing activities for SGT-001.

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

Risks related to the manufacturing and commercialization of our product candidates

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

While we have retained all rights to and are developing on our own SGT-003, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to SGT-003, AVB-202-TT, AVB-401 or future candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

We may not be successful in finding strategic collaborators for continuing development of SGT-003, AVB-202-TT, AVB-401 or other future candidates or platform technologies, or for successfully commercializing or competing in the market for certain indications.

We may seek to establish strategic partnerships for developing SGT-003, AVB-202-TT, AVB-401 or other future candidates or platform technologies due to capital costs required to develop, manufacture and commercialize our product candidates or platform technologies. We may not be successful in our efforts to establish strategic partnerships or other alternative arrangements because, among other things, our research and development pipeline may be insufficient, SGT-003, AVB-202-TT or AVB-401 or platform technologies may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view SGT-003, AVB-202-TT or AVB-401 or platform technologies as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction, we will achieve an economic or business benefit that justifies such transaction. If we seek to but are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms or at all, we may have to curtail, reduce or delay the development of a product candidate, delay its potential commercialization, reduce the scope of any sales or marketing activities or increase our expenditures and undertake development, manufacturing or commercialization activities independently. If we elect to fund our own independent development or commercialization activities, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development, manufacturing and commercialization activities, we may not be able to further develop SGT-003, AVB-202-TT, AVB-401 or other future candidates or platform technologies.

We have limited gene therapy manufacturing experience and could experience production problems and delays in obtaining regulatory approval of our manufacturing processes, which could result in delays in the development or commercialization of SGT-003 or other current and future candidates. In addition, changes to manufacturing sites or processes, or formulations for our product candidates may result in additional cost or delay.

We have limited experience manufacturing SGT-003 and our other current or future candidates. The manufacturing process we have used historically and the manufacturing process we plan to use in the future to produce product for our candidates are complex and our processes have not been validated for commercial use. As candidates progress through preclinical studies and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize safety, quality, efficacy, yield, manufacturing batch size, minimize costs and achieve consistent results. For example, we have recently moved to a transient transfection-based manufacturing process for SGT-003. While we have observed positive results in preclinical studies using this new manufacturing process, any further changes in manufacturing or formulation may result in effects and results that are different from those observed in our completed preclinical studies to date. Similarly, in the future we may introduce an alternative process or formulation of one or more of our candidates during the course of our planned preclinical studies or clinical trials. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay initiation or completion of clinical trials, require the conduct of bridging studies or clinical trials or the repetition of one or more studies or clinical trials, increase development costs, delay approval of our candidates and jeopardize our ability to commercialize our candidates, if approved, and generate revenue.

The production of SGT-003 uses a transient transfection-based process which requires processing steps that are more complex than those required for most chemical pharmaceuticals. We also intend to use transient transfection manufacturing for our other current and future candidates. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene therapy candidate such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we have and will continue to employ multiple steps to control our manufacturing processes to assure that the process works and that SGT-003 and our current and future products are made strictly and consistently in compliance with such processes. We must supply all necessary documentation in support of an IND, BLA or MAA on a timely basis and must adhere to the FDA’s and the European Union’s cGMP requirements before we can obtain marketing approval for SGT-003 and other current and future candidates. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP requirements, by performing extensive audits of contract laboratories, manufacturers and suppliers.

We currently rely on third-party manufacturers for SGT-003 and plan to rely on third-party manufacturers for our AVB-202-TT and AVB-401 programs. In order to produce sufficient quantities of for clinical trials and initial U.S. commercial demand, we have and will continue to further optimize and increase the capacity of our manufacturing process at our third-party manufacturers. We may need to make changes to our manufacturing processes, beyond implementation of a transient transfection-based manufacturing process. We may not be able to produce sufficient quantities of drug product due to several factors, including equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, a public health issue (for example, an outbreak of a contagious disease such as the COVID-19 pandemic), disruption in utility services, human error or disruptions in the operations of our suppliers. For example, we have not released a manufacturing lot for clinical supply utilizing the transient transfection-based manufacturing process and may experience variability with respect to the success and yield between lots that will require continued engagement in process development activities to improve the reproducibility, reliability, quality and consistency of yields of the manufacturing process. Additional manufacturing runs will be required to produce necessary or adequate supply for our future clinical trials and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT-003 and other current and future candidates could be delayed, and we could incur additional expense. Any such failure could delay or prevent our IND or commercialization of SGT-003 or other current and future candidates.

If supply from a manufacturing facility is interrupted, including as a result of equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, the COVID-19 pandemic or another public health issue, disruption in utility services or human error, there could be a significant disruption in supply of SGT-003 or other current and future product candidates. In such instance, we may need to locate appropriate replacement third-party manufacturers, and we may not be able to enter into arrangements with such additional third-party manufacturers on favorable terms or at all. Use of new third-party manufacturers could increase the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates.

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

We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to oversee our manufacturing and quality control process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including biotechnology and pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in our manufacturing process or facilities also could restrict our ability to meet market demand for SGT-003 or other current and future product candidates.

We expect to utilize third parties to conduct our product manufacturing for the foreseeable future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily or meet regulatory requirements.

We do not independently manufacture material for our planned and future clinical programs and we expect to utilize materials manufactured by cGMP-compliant third-party suppliers. If these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture SGT-003 and other current and future product candidates in accordance with quality and regulatory requirements or if there are disagreements between us and these third-party manufacturers, we may not be able to complete, or may be delayed in completing, the clinical trials required for approval of SGT-003 and other current and future product candidates. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates.

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

In addition, we do not currently have long-term supply or manufacturing arrangements in place for the production of SGT-003 or other current and future product candidates at commercial scale. Although we intend to establish additional sources for long-term supply, from one or more third-party manufacturers, if the gene therapy industry were to grow, we may encounter increasing competition for the materials necessary for the production of SGT-003 or other current and future product candidates. We may experience difficulties in scaling up production beyond clinical batches. Furthermore, demand for third-party cGMP manufacturing facilities may grow at a faster rate than existing manufacturing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of SGT-003 or other current and future product candidates for future clinical trials or to meet initial commercial demand in the United States. We currently rely, and expect to continue to rely, on additional third parties to manufacture materials for our product candidates and to perform quality testing. We intend to maintain third-party manufacturers for these materials, as well as to serve as additional sources of SGT-003 and other current and future product candidates, which will expose us to risks including:

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

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize SGT-003 or other current and future product candidates. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of product manufacture.

If we are unable to establish sales, distribution and marketing capabilities or enter into agreements with third parties to market and sell SGT-003 and other current and future candidates, we will be unable to generate any product revenue.

We currently have no sales, distribution or marketing organization. To successfully commercialize any product candidate that may result from our development programs, we will need to develop these capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding SGT-003 and other current and future candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We will also face competition in our search for third parties to assist us with the sales and marketing efforts of any future products. Without an internal team or the support of a third party to perform marketing and sales functions, we will be unable to compete successfully against these more established companies.

If we are unable to establish medical affairs capabilities, we will be unable to establish an educated market of physicians to administer any future products.

We currently have no medical affairs team. If we are unable to successfully build a medical affairs team to address scientific and medical questions and provide expert guidance and education in the application, administration and utilization of any future products to physicians, we may not be able to establish an educated market for our products. The establishment and development of our own medical affairs team will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability.

If the market opportunities for any of our future products are smaller than we believe they are, our revenue prospects may be adversely affected and our business may suffer.

We currently focus our research and product development on treatments for Duchenne, FA, BAG3-mediated dilated cardiomyopathy and other undisclosed cardiac indications. Our understanding of the patient population with these diseases is based on estimates in published literature and by disease-focused foundations. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access.

Further, there are several factors that could contribute to reducing the actual number of patients who could receive SGT-003, AVB-202. AVB-401 or other future candidates less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a degenerative disease such as Duchenne and FA up to the time of treatment will likely diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell damage.

Certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products, thereby potentially limiting the population of patients amenable to gene transfer.

As with many AAV-mediated gene therapy approaches, certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products, thereby potentially limiting the population of patients amenable to gene transfer. While we are working to better understand the prevalence of antibodies to AAV, or seroprevalence, as it relates to gene therapy, the exact seroprevalence is currently unknown and varies by AAV serotype and age. We may not be able to address these potentially limiting factors for gene therapy as a treatment for certain patients.

The commercial success of any of our candidates, if approved, will depend upon market acceptance by physicians, patients, third-party payors and others in the medical community.

Even with the requisite approvals from the FDA in the United States, the European Commission in the European Union and other regulatory authorities internationally, the commercial success of our candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and, in particular for each of our current and future candidate, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community due to ethical, social, medical and legal concerns. If our products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, our current and future candidates, if approved for commercial sale, will depend on multiple factors, including:

•
the efficacy and safety of our current and future candidates as demonstrated in clinical trials;
•
the efficacy and potential and perceived advantages of SGT-003 and AVB-202-TT over alternative treatments;
•
the cost of treatment relative to alternative treatments;
•
the clinical indications for which SGT-003 and AVB-202-TT is approved by the FDA, the European Commission or other regulatory authorities, as applicable;
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

Our efforts to educate the medical community and third-party payors on the benefits of SGT-003, AVB-202-TT, AVB-401 and other future candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our potential product candidates. If SGT-003, AVB-202-TT, AVB-401 or other future candidates are approved but fail to achieve market acceptance among physicians, patients or third-party payors, we will not be able to generate significant revenue from any such product.

Our gene transfer approach utilizes a vector derived from a virus, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of SGT-003, AVB-202-TT, AVB-401 or our other gene transfer product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for SGT-003, AVB-202-TT, AVB-401 or other gene transfer candidates.

Gene transfer remains a novel technology that faces many challenges imposed by the humoral immune response. The immunogenicity of AAV gene transfers is a very complex process that we and others continue to work understand through the extensive clinical experience that now exists over a broad spectrum of therapeutic areas and indications. Marked inflammatory toxicities have been observed, including complement activation, cytopenias, severe hepatotoxicity as well as transgene related toxicities representing part of the continuum of diverse aspects of clinical immune responses that can be observed post gene transfer.

In particular, our success will depend upon physicians who specialize in the treatment of Duchenne, FA and our cardiac pipeline indications, prescribing treatments that involve the use of viral vectors in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion may delay or impair the development and commercialization or demand for any product candidate we may develop. A public backlash developed against gene therapy following the death of a patient in 1999 during a gene therapy clinical trial of research subjects with ornithine transcarbamylase, or OTC, deficiency, a rare disorder in which the liver lacks a functional copy of the OTC gene. The death of the clinical trial subject was due to complications of adenovirus vector administration. Dr. James M. Wilson, former chair of our Scientific Advisory Board, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of the University of Pennsylvania. Serious adverse events in our clinical trials, including the events that led to the previously-lifted clinical holds on IGNITE DMD or other clinical trials involving gene transfer products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of SGT-003, AVB-202-TT and our other future product candidates, stricter labeling requirements for SGT-003, AVB-202-TT and our other future candidates, if approved, and a decrease in demand for SGT-003, AVB-202-TT and our other future candidates.

Any contamination in our manufacturing process, shortages of materials or failure of any of our key suppliers to deliver necessary components could result in interruption in the supply of our product candidates and delays in our clinical development or commercialization schedules.

Given the nature of biologics manufacturing, there is a risk of contamination in our manufacturing processes. Any contamination could materially adversely affect our ability to produce our candidates on schedule and could cause reputational damage.

Some of the materials required in our manufacturing process are derived from biologic sources. Such materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our candidates could adversely impact or disrupt the manufacturing or the production of clinical material, which could materially and adversely affect our development timelines.

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. We expect the cost of a single administration of gene transfer products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our future products, if approved, will depend substantially, both domestically and abroad, on the extent to which the costs of such product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;

•
cost-effective;
•
durable and a one-time treatment; and
•
neither experimental nor investigational.

Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our future products, if approved. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment.

To our knowledge, only a limited number of gene transfer products have been approved for coverage and reimbursement by the Centers for Medicare & Medicaid Services, or the CMS, the agency responsible for administering the Medicaid program. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products either in the United States or the European Union. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union member states and vice versa. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our future products, if approved.

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

If we obtain approval to commercialize our future products outside of the United States, in particular in the European Union, a variety of risks associated with international operations could materially adversely affect our business.

We expect that we will be subject to additional risks in commercializing our future products, if approved, outside the United States, including:

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

Our strategic plan and associated workforce reductions may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In April 2022 and December 2022, we announced a reduction in workforce by approximately 35% and 18%, respectively, as part of a strategic plan designed to streamline our operating structure. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our strategic restructuring plan and the Acquisition may be disruptive to our operations. For example, our workforce reductions and integration of AavantiBio’s business and operations into ours could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations. Our workforce reductions and the Acquisition could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future.

If we are unable to manage growth in the scale and complexity of our operations, our performance may suffer.

If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our research and development activities and, in the longer term, build a commercial infrastructure to support commercialization of our current and future candidates and products that are approved for sale. Future growth would impose significant added responsibilities on members of management. It is likely that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and any future product candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

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

In addition to legislative changes resulting from the passage of the Health Care Reform Law, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester through 2031. These Medicare sequester reductions were suspended through June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. In 2020, CMS issued an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act has been delayed by Congress to January 1, 2032.

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

If we obtain FDA approval for our current or future candidates and begin commercializing one or more of those products in the United States, our operations will be directly or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal laws and the Physician Payment Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

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

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, EU and UK. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

Following Brexit, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the United Kingdom and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. Any changes or updates to these adequacy decisions have the potential to impact our business.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and the sale and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions.

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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

We face an inherent risk of product liability exposure related to the testing of SGT-003 and any of our current and future candidates in preclinical studies and clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

While we are not aware of any such material system failure, accident, cyber-attack or security breach to date, if such an event were to occur and cause interruptions in our or our collaborators’, contractors’ or consultants’ operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our current and other future candidates could be delayed.

Risks related to our intellectual property

We heavily rely on certain in-licensed patents and other intellectual property rights in connection with our development of SGT-003, AVB-202-TT, AVB-401 and other future candidates and may be required to acquire or license additional patents or other intellectual property rights to continue to develop and commercialize SGT-003 and other future candidates.

Our ability to develop and commercialize SGT-003, AVB-202-TT, AVB-401 and other future product candidates is heavily dependent on licenses to patent rights and other intellectual property granted to us by third parties. In particular, we have licensed certain patents and patent applications from the University of Missouri, the University of Washington and others that are important or necessary to the development of SGT-003 and other elements of our gene transfer program. AavantiBio also licensed certain patents and patent applications from third parties that are important or necessary to the development of AVB-202-TT and other elements of AavantiBio’s gene transfer program that we acquired. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization obligations, milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under our agreements, we may be subject to damages, which may be significant, and the licensor may have the right to terminate the license, in which event we may not be able to develop or market product candidates or technologies covered by the license, including SGT-003, AVB-202-TT or AVB-401. In addition, certain of these license agreements are not assignable by us without the consent of the respective licensor, which may have an adverse effect on our ability to engage in certain transactions.

Under our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that the licensed patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights, including SGT-003 and AVB-202-TT, could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic partnerships and collaborations/licenses” of this Annual Report on Form 10-K.

Moreover, licenses to additional third-party intellectual property, technology and materials may be required for our development programs but may not be available in the future or may not be available on commercially reasonable terms. For example, third parties may claim that the microdystrophin constructs and the AAV vectors we are developing for use in SGT-003 or other current and future candidates are covered by patents held by them. We believe that we would have valid defenses to any such claims; however, if any such claims were ultimately successful, we might require a license to continue to use and sell SGT-003, or other current and future product candidates and such AAV vectors. Such licenses may not be available on commercially reasonable terms, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. Moreover, even if we are able to obtain such licenses, they may only be non-exclusive, which could permit competitors and other third parties to use the same intellectual property in competition with us.

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

If we are unable to successfully obtain rights, or successfully challenge such rights, to any third-party intellectual property rights that are required for the development and commercialization of SGT-003, AVB-202-TT, AVB-401 or any of our other future candidates, and such third-party intellectual property rights are successfully asserted against us, we may be liable for damages, which may be significant, and we may be required to cease the development and commercialization of SGT-003, AVB-202-TT, AVB-401 or other future candidates.

If we are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

Our success depends, in large part, on our and our licensors’ ability to seek, obtain, maintain, enforce and defend patent rights in the United States and other countries with respect to SGT-003, AVB-202-TT, AVB-401, other future product candidates and our future innovation related to our manufacturing technology. Our licensors and we have sought, and we intend to continue to seek, to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States related to SGT-003, AVB-202-TT, AVB-401 and other future product candidates that are important to our business. However, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents or whether the claims of any issued patents will provide us with a competitive advantage.

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

It is also currently unknown what claims may, if ever, issue from pending applications included in our patent rights. Additionally, certain of our in-licensed U.S. patent rights lack corresponding foreign patents or patent applications, and therefore we will be unable to obtain patent protection for our product candidates in certain jurisdictions. We or our licensors may not be able to obtain or maintain patent protection with respect to SGT-003, AVB-202-TT, AVB-401 or other future product candidates.

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

Other parties have developed products that may be related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our patent applications or issued patents. We may not be aware of all third-party intellectual property rights potentially relating to SGT-003, AVB-202-TT, AVB-401 or our other future product candidates. In addition, we cannot provide any assurances that any of the inventions disclosed in our patent applications will be found to be patentable, including over third-party or our own prior art patents, publications or other disclosures, or will issue as patents. Even if our patent applications issue as patents, we cannot provide any assurances that such patents will not be challenged or ultimately held to be invalid or unenforceable. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or, in some cases, at all. Therefore, we cannot know with certainty whether the inventors of our licensed patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. Similarly, should we own any issued patents or patent applications in the future, we may not be certain that we were the first to file for patent protection for the inventions claimed in such patents or patent applications. Furthermore, given the differences in patent laws in the United States, Europe and other foreign jurisdictions, for example, the availability of grace periods for filing patent applications and what can be considered as prior art, we cannot make any assurances that any claims in our pending and future patent applications in the United States or other jurisdictions will issue, or if they do issue, whether they will issue in a form that provides us with any meaningful competitive advantage. Similarly, we cannot make any assurances that if the patentability, validity, enforceability or scope of our pending or future patents and patent applications in the United States or foreign jurisdictions are challenged by any third party, that the claims of such pending or future patents and patent applications will survive any such challenge in a form that provides us with any meaningful competitive advantage. For example, we are aware of certain third-party patents and publications related to certain microdystrophin constructs. While we believe that our owned or in-licensed patents and patent applications claim novel and non-obvious features of microdystrophin constructs that are not described in such third-party patents or publications, such third-party patents and publications may have earlier priority or publication dates and may be asserted as prior art against our owned or in-licensed patents and applications. Any such challenge, if successful, could limit or eliminate patent protection for our products and product candidates or otherwise materially harm our business. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

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

The degree of patent protection we require to successfully compete in the marketplace may be unavailable. We cannot provide any assurances that any of the patents or patent applications included in our patent rights include or will include claims with a scope sufficient to protect SGT-003, AVB-202-TT, AVB-401 and other future product candidates or otherwise provide any competitive advantage. In addition, the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Certain extensions may be available, however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent rights may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates, including biosimilar versions of such products.

Our licensed patents, and any patents we may own in the future, may be challenged, narrowed, invalidated or held unenforceable.

Even if we acquire patent protection that we expect should enable us to maintain some competitive advantage, third parties, including competitors, may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. In litigation, a competitor could claim that our in-licensed patents or any patents we may own in the future are not valid or enforceable for a number of reasons. If a court agrees, we would lose our rights to those challenged patents. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such proceedings could result in the revocation or cancellation of or amendment to our licensed patents and any patents we may own in the future in such a way that they no longer cover SGT-003, AVB-202-TT, AVB-401 or other future product candidates.

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

We currently depend, and will continue to depend, on our license, collaboration and other similar agreements. Further development and commercialization of SGT-003, AVB-202-TT, AVB-401, our other future candidates and platform technologies may require us to enter into additional license, collaboration or other similar agreements. The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, impact our ability to sublicense the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

If any of our licenses or material relationships are terminated or breached, we may:

•
lose our rights to develop and market SGT-003, AVB-202-TT, AVB-401 or other future candidates;
•
lose patent protection for SGT-003, AVB-202-TT, AVB-401 or other future candidates;
•
experience significant delays in the development or commercialization of SGT-003, AVB-202-TT, AVB-401 or other future candidates;
•
not be able to obtain any other licenses on acceptable terms, if at all; or
•
incur liability for damages.

These risks apply to any agreements that we may enter into in the future for SGT-003, AVB-202-TT, AVB-401 and our other future candidates.

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

We have entered into license agreements with third parties and may need to obtain additional licenses from one or more of these same third parties or from others to advance our research or allow our commercialization of SGT-003, AVB-202-TT or other future candidates. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign SGT-003, AVB-202-TT other future candidates or the methods for manufacturing them or to develop or license replacement products, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize SGT-003, AVB-202-TT or other future candidates. We cannot provide any assurances that third-party patents or other intellectual property rights do not exist that might be enforced against our manufacturing methods, product candidates or any technologies we may develop, resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize SGT-003, AVB-202-TT or other future candidates. In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby resulting in disputes or litigation, which could cause us to incur substantial costs and distract management’s time, and if we are unsuccessful, we could lose our ability to develop and commercialize products covered by these license agreements. If these licenses are ultimately terminated by the licensor, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our future collaborators to develop, manufacture, market and sell SGT-003, AVB-202-TT, AVB-401 or other future candidates without infringing, misappropriating or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We or our licensors may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to SGT-003, AVB-202-TT, AVB-401 or other future candidates, including interference proceedings, post grant review and inter partes review before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that, among other things, our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents.

Given the vast number of patents in our field of technology, we cannot be certain or guarantee that a court would hold that SGT-003, AVB-202-TT, AVB-401 or any of our other future candidates do not infringe an existing patent or a patent that may be granted in the future. Many companies and institutions have filed, and continue to file, patent applications related to gene therapy and related manufacturing methods. Some of these patent applications have already been allowed or issued and others may issue in the future. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be applications now pending that may later result in issued patents that may be infringed by the manufacture, use, sale or importation of our product candidates and we may or may not be aware of such patents. If a patent holder believes the manufacture, use, sale or importation of one of our product candidates infringes its patent, the patent holder may sue us even if we have licensed other patent protection for our product candidates. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our licensed patent portfolio may therefore have no deterrent effect.

It is also possible that we have failed to identify relevant third-party patents or applications for which we may need a license to develop and commercialize SGT-003, AVB-202-TT, AVB-401 and other future candidates. For example, applications filed before November 29, 2000, and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our product candidates. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates.

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent or other intellectual property rights against us. For example, third parties may claim that the microdystrophin or the AAV vectors we are developing for use in SGT-003, AVB-202-TT, AVB-401 or other future candidates are covered by patents held by them. Even if we believe such claim, or other intellectual property claims alleged by third parties, are without merit, there is no assurance that we would be successful in defending such claims. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize SGT-003, AVB-202-TT, AVB-401 or other future candidates covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similarly, there is no assurance that a court of competent jurisdiction would find that SGT-003, AVB-202-TT, AVB-401 or other future product candidates did not infringe a third-party patent.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk that we may be found, to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required or may choose to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing product candidate, including SGT-003, AVB-202-TT, AVB-401 or other future candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement, misappropriation or other violation of intellectual property rights, or claims that we have done so, could prevent us from manufacturing and commercializing our product candidates or force us to cease some or all of our business operations.

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

Some of the intellectual property rights we have licensed, including such rights licensed from the University of Missouri, the University of Washington and the University of Florida, are stated to have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention, (ii) government action is necessary to meet public health or safety needs or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of the discovery and development processes of SGT-003, AVB-202-TT, AVB-401 and other future candidates that involve proprietary know-how, information or technology that is not covered by patents. Aspects of our manufacturing process are protected by trade secrets. However, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

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

If we do not obtain patent term extension for patents relating to SGT-003, AVB-202-TT, AVB-401 or other future candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of SGT-003, AVB-202-TT, AVB-401 and other future candidates, one or more U.S. patents that we license or may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process based on the first regulatory approval for a particular drug or biologic. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may be able to enter the market sooner.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition and our business may be adversely affected.

We have registered trademarks with the USPTO for the marks “SOLID BIOSCIENCES”, and “SOLID BIOSCIENCES” logo and registered marks in foreign jurisdictions for “SOLID BIOSCIENCES”, “SOLID GT” and “SOLID BIOSCIENCES” logo. Once registered, our trademarks or trade names may be challenged, infringed, diluted, tarnished, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement, dilution or tarnishment claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources.

Intellectual property rights and regulatory exclusivity rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make gene therapy products that are similar to our candidates but that are not covered by the claims of the patents that we license or may own in the future;
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

We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share, or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Any potential delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares in the public market.

As previously disclosed, on May 31, 2022, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, notifying us that, for a period of 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Select Market. On November 11, 2022, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that we had regained compliance with the minimum bid price requirement as we had a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days from October 28, 2022 through November 10, 2022.

Although the matter is now closed, there can be no assurance that we will be able to continue to comply with the Nasdaq continued listing requirements.

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

In October 2020, in connection with the execution of our collaboration and license agreement with Ultragenyx, we issued and sold 521,719 shares of our common stock to Ultragenyx. For the ten-year period after date of such sale, subject to specified conditions, we have agreed to file a registration statement in order to register all or a portion of the shares sold to Ultragenyx.

In July 2019 and December 2020, we completed private placements of shares of our common stock and pre-funded warrants to purchase shares of our common stock to several accredited investors. In December 2022, we also issued shares of our common stock in the Acquisition and in a related private placement to several accredited investors. We have filed registration statements covering the resale of these shares by the purchasers in these private placements and the stock consideration issued in the Acquisition, and have agreed to keep such registration statements effective until the date the shares covered by the respective registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act.

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

•
our ability to achieve the anticipated benefits of the Acquisition and to successfully implement our proposed business strategy;
•
results of or developments in preclinical studies and clinical trials of SGT-001, SGT-003, AVB-202-TT, AVB-401 or other future candidates or those of our competitors;
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
•
the liquidity for our stock and daily share volumes transacted;
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

Our October 2022 reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the 1-for-15 reverse stock split we effected in October 2022 given the reduced number of shares that are outstanding following the reverse stock split, which may lead to reduced trading and a smaller number of market makers for our common stock, particularly if the price per share of our common stock is not sustained. In addition, the reverse stock split has increased the number of stockholders who own “odd lots” of less than 100 shares of our common stock, A purchase or sale of less than 100 shares of common stock may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of our common stock following the reverse stock split may be required to pay higher transaction costs if they sell their common stock.

An active trading market for our common stock may not be sustained.

Although our common stock is listed on the Nasdaq Global Select Market, given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares, if at all.

We are an “emerging growth company,” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. We will remain an EGC until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) December 31, 2023; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or the SEC. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our corporate headquarters, which consists of approximately 49,869 square feet of office, laboratory, research and development and manufacturing space in Charlestown, Massachusetts. The lease for our corporate headquarters has an initial term of approximately ten years that expires in 2032 with an option to extend the lease for an additional five years. In addition, we lease smaller laboratory and office space.

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

The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from January 26, 2018 (the first date that shares of our common stock were publicly traded) through December 31, 2022. The comparison assumes $100 was invested after the market closed on January 26, 2018 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among The Nasdaq Composite Index, The Nasdaq Biotechnology Index and Solid Biosciences Inc.

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
1/26/2018
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Nasdaq Composite Index
Nasdaq Biotechnology Index
Solid Biosciences Inc.

Holders

As of February 16, 2023, we had approximately 49 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any securities, during the year ended December 31, 2022 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Unless otherwise indicated, all information in this Annual Report on Form 10-K gives effect to a 1-for-15 reverse stock split of our common stock that became effective on October 27, 2022, and all references to historical share and per share amounts give effect to the reverse stock split.

Overview

We are a life science company focused on advancing a portfolio of neuromuscular and cardiac programs, including SGT-003, a differentiated gene therapy candidate, for the treatment of Duchenne muscular dystrophy, or Duchenne; AVB-202-TT, a gene therapy program for the treatment of Friedreich’s ataxia, or FA; AVB-401, a gene therapy program for the treatment of BAG3-mediated dilated cardiomyopathy; and additional assets for the treatment of undisclosed cardiac diseases. We aim to be a center of excellence, bringing together those with expertise in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, our mandate is to improve the daily lives of patients living with these devastating diseases.

Solid was purpose-built to advance the best science and accelerate the discovery and development of treatments that may benefit all patients with Duchenne. As Solid expands to bring meaningful treatments to patients living with other neuromuscular and cardiac diseases, the values and guiding principles that drive us continue. Our corporate vision is to build an innovation platform enabling the discovery and development of high-value genetic medicines for neuromuscular and cardiac diseases by integrating internal capabilities, including a vector core, use of validated animal models, optimized expression cassettes, novel capsids and regulatory elements, and collaborations with leaders in related clinical and research fields. Our mission, which guides our operations, is to treat and change the course of neuromuscular and cardiac diseases at all stages. Underscoring this mission, our disease-focused business model is founded on the following fundamental principles:

•
identify and develop meaningful therapies for patients with neuromuscular and cardiac diseases;
•
bring together the leading experts in neuromuscular and cardiac diseases, science, technology, disease management and care; and
•
be guided by the needs of these patients.

Reverse Stock Split

On October 26, 2022, our board of directors approved a reverse stock split of our outstanding shares of common stock at a ratio of one-for-15 (1:15). The reverse stock split became effective on October 27, 2022. The reverse stock split was approved by our stockholders at our Annual Meeting of Stockholders on June 7, 2022. All share and per share amounts of the common stock included in this Annual Report on Form 10-K, including in the accompanying consolidated financial statements, have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Acquisition and Private Placement

On December 2, 2022, we completed our acquisition of AavantiBio, Inc., or AavantiBio, a privately held gene therapy company focused on transforming the lives of patients with Friedreich’s ataxia, or FA, and rare cardiomyopathies, or the Acquisition. Upon the consummation of the Acquisition, we acquired AavantiBio’s gene therapy programs, AVB-202-TT and AVB-401, additional assets for the treatment of undisclosed cardiac diseases, platform technologies and know-how related thereto.

On December 2, 2022, we issued and sold 10,638,290 shares of our common stock at a price per share of $7.05 in a private placement, or the December 2022 Private Placement, which closed immediately following the Acquisition. We received $72.6 million of net proceeds from the December 2022 Private Placement after deducting offering costs.

Our Operations

We are focused on developing transformative treatments to improve the lives of patients with rare neuromuscular and cardiac diseases. Our current programs are all designed for treating these diseases with gene transfer products. Gene transfer, a type of gene therapy, is designed to address diseases caused by mutated genes through the delivery of functional versions of those genes, called transgenes. The transgenes are then utilized by the body to produce proteins that are absent or not functional prior to treatment, potentially offering long-lasting clinical benefit. In addition to a transgene, our gene transfer candidates include a viral capsid (a protein shell utilized as a vehicle to deliver a transgene to cells in the body) and a promoter (a specialized DNA sequence that directs cells to produce the protein in specific tissues). The vector is modified to no longer self-replicate yet still retain its ability to introduce new genetic material directly into patients’ cells. Adeno-associated virus, or AAV, vectors have been approved for use to deliver transgenes to patients, including via systemic delivery. The use of AAV vectors to deliver gene therapies has also been extensively studied by third parties in human clinical trials for multiple disease indications, and in certain of these trials AAV was delivered systemically to the patient.

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $86.0 million, $72.2 million and $88.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $562.7 million. We expect to incur significant expenses and operating losses for the foreseeable future.

As we seek to develop and commercialize SGT-003, AVB-202-TT, AVB-401 or other future candidates, we anticipate that our expenses will increase significantly and that we will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity financings, debt financings or other sources, which may include licensing agreements or strategic collaborations. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, if at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of SGT-003, AVB-202-TT, AVB-401 or other future candidates.

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

As of December 31, 2022, we had cash, cash equivalents, and available-for-sale securities of $213.7 million, excluding restricted cash of $1.8 million. We believe that our cash, cash equivalents, and available-for-sale securities as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

The COVID-19 pandemic has caused federal, state, and local governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restriction and bans, heightened border scrutiny and other measures. The full extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments that are highly uncertain, including the actions taken to contain it or treat its impact and the impact on our preclinical development, employees, vendors and suppliers, all of which are uncertain and cannot be predicted. We will continue to monitor the situation closely.

Financial operations overview

Revenue

Collaboration revenue

Collaboration revenue was $8.1 million for the year ended December 31, 2022. Collaboration revenue was $13.6 million for the year ended December 31, 2021. We recognized this revenue related to research services and cost reimbursement from the collaboration and license agreement, or the Collaboration Agreement, with Ultragenyx Pharmaceutical Inc., or Ultragenyx. No other research and development has commenced under this agreement.

Product revenue

We have not generated any product revenue to date and do not expect to generate any product revenue from the sale of our products for the foreseeable future, if ever. If our development efforts for SGT-003, AVB-202-TT, AVB-401 or other future candidates are successful and result in marketing approval, we may generate product revenue in the future from product sales.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of SGT-001, our first-generation Duchenne microdystrophin gene transfer candidate that we are no longer developing, SGT-003, AVB-202-TT, AVB-401 and our other future candidates and include:

•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and preclinical activities on our behalf, as well as contract manufacturing organizations, or CMOs, that manufacture SGT-001, SGT-003, AVB-202-TT, AVB-401 and other future candidates for use in our preclinical studies and clinical trials;
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
•
costs incurred in seeking regulatory approval of SGT-001, SGT-003, AVB-202-TT, AVB-401 and our other future candidates;
•
expenses incurred under our intellectual property licenses; and
•
facility-related research and development expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

Research and development activities are central to our business model. We are still in the early stages of development of our candidates. For example, we expect to file an IND for SGT-003 in the second half of 2023 to allow us to initiate clinical development. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future if and as we initiate clinical trials for SGT-003, AVB-202-TT, AVB-401 or any other future candidates and continue to identify and develop additional candidates.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	For the Year Ended December 31,
(in thousands)	2022	2021
SGT-001	$24,844	$22,826
SGT-003	9,995	276
Other development programs	3,450	672
Unallocated research and development expenses
Personnel related expenses	24,883	24,515
External expenses	15,248	10,450
Total unallocated research and development expenses	40,131	34,965
Total research and development expenses	$78,420	$58,739

We cannot determine with certainty the duration, costs and timing of clinical trials of SGT-003, AVB-202-TT, AVB-401 and other future candidates, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval or our other research and development expenses. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our candidates will depend on a variety of factors, including:

•
the scope, rate of progress, expense and results of any clinical trials of SGT-003, AVB-202-TT, AVB-401 and other future candidates and other research and development activities that we may conduct;
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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including equity-based compensation, for personnel in our executive, finance, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel expenses, acquisition costs, and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of office facilities and other operating costs.

We expect that our general and administrative expenses will increase in the future as we support our research and development activities and activities related to any planned or future clinical trials for and potential commercialization of SGT-003, AVB-202-TT, AVB-401 and other future candidates.

Restructuring charges

In April 2022, we implemented changes to our corporate strategy. In connection with the changes to corporate operations, we reduced headcount by approximately 35 percent.

In November 2022, we approved a plan designed to streamline our operating structure in connection with the Acquisition. In connection with the plan, we reduced headcount by approximately 18 percent in December 2022.

Other income (expense), net

Other income (expense), net consists of interest income earned on our cash, cash equivalents, available-for-sale securities, amortization of investment premium or accretion of investment discount, and the gain related to the Acquisition, net of financing leases interest expense.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements and that involve a significant level of estimation uncertainty.

Revenue Recognition

As discussed in Note 2 to our consolidated audited financial statements, under Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

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

At each reporting date, we calculate the measure of progress for the performance obligations transferred over time. The calculation generally uses an input measure based on costs incurred to-date relative to estimated total costs to complete the transfer of the performance obligation. The measurement of progress is then used to calculate the total revenue earned, including any cumulative catch-up adjustment. A 10% increase or decrease in the transaction price impacts net revenues from collaborators by a corresponding increase or decrease of approximately $0.8 million. A 10% increase or decrease in the total forecasted costs to be incurred over the period the transfer of goods or services occurs impacts net revenues from collaborators by a corresponding decrease or increase of approximately $0 million as the contract is complete as of December 31, 2022.

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

Equity-based compensation

In connection with the completion of our initial public offering, we adopted the 2018 Omnibus Incentive Plan, or the 2018 Plan, which provides for the issuance of share-based awards, including options to purchase common stock. The 2018 Plan provides for the awarding of up to 333,400 shares of common stock for equity awards. On June 16, 2020, our stockholders approved the 2020 Equity Incentive Plan, or the 2020 Plan, which consists of (i) 200,000 shares of common stock and (ii) additional shares of common stock (up to 325,268) as is equal to (i) the number of shares reserved under the 2018 Plan that remained available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by our stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. On June 16, 2021, our stockholders approved an amendment to the 2020 Plan to reserve an additional 466,666 shares of common stock for issuance under the plan. On December 1, 2022, our stockholders approved an amendment and restatement of the 2020 Plan, or the Amended and Restated 2020 Plan, to (i) increase the number of shares of common stock reserved for issuance under the plan by 866,666 shares to 1,533,333 shares, subject to adjustment in the event of stock splits and other similar events, (ii) provide for an annual increase, to be added on the first day of each fiscal year during the term of the plan, beginning with the fiscal year ending December 31, 2023, of 5% of the number of shares of common stock outstanding on the first day of such fiscal year or a lesser number of shares determined by our board of directors, (iii) provide that up to 1,858,601 shares of common stock may be granted as “incentive stock options” under the Amended and Restated 2020 Plan, (iv) extend the term of the plan to December 1, 2032 and (v) revise certain provisions of the plan relating to the board’s ability to delegate authority to make awards under the plan. Under the 2020 Plan, stock options may not be granted at less than fair value on the date of grant. At December 31, 2022, 1,049,472 shares remained available for future issuance under the 2020 Plan.

In June 2021, our stockholders also approved the 2021 Employee Stock Purchase Plan, or the ESPP, which provides for 73,525 shares to be available for purchase by eligible employees according to its terms. At December 31, 2022, 41,417 shares remained available for future issuance under the ESPP.

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

Results of operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,		Increase	%
	2022	2021	(decrease)	Change
(in thousands)
Revenue	$8,094	$13,620	$(5,526)	(41)%
Operating expenses:
Research and development	78,420	58,739	19,681	34%
General and administrative	28,948	27,135	1,813	7%
Restructuring expense	7,178	-	7,178	100%
Total operating expenses	114,546	85,874	28,672	33%
Loss from operations	(106,452)	(72,254)	(34,198)	47%
Other income, net:
Interest income, net	2,616	64	2,552	3,988%
Gain on acquisition	18,236	—	18,236	100%
Other (loss) income, net	(381)	2	(383)	(19150)%
Total other income, net	20,471	66	20,405	30,917%
Net loss	$(85,981)	$(72,188)	$(13,793)	(19)%

Collaboration revenue

Collaboration revenue for the year ended December 31, 2022 was $8.1 million, compared to $13.6 million of collaboration revenue for the year ended December 31, 2021. The decrease in collaboration revenue of $5.5 million was related to the completion of research and development services contemplated under the Collaboration Agreement during the second quarter of fiscal year 2022, resulting in the recognition of the remaining deferred revenue, which was recorded at the time the Collaboration Agreement was executed. No other research and development has commenced under this agreement.

Research and development expenses

	For the Year Ended December 31,		Increase	%
	2022	2021	(decrease)	Change
(in thousands)
SGT-001	$24,844	$22,826	$2,018	9%
SGT-003	9,995	276	9,719	3,521%
Other development programs	3,450	672	2,778	413%
Unallocated research and development expenses
Personnel related expenses	24,883	24,515	368	2%
External expenses	15,248	10,450	4,798	46%
Total unallocated research and development expenses	40,131	34,965	5,166	15%
Total research and development expenses	$78,420	$58,739	$19,681	34%

Research and development expenses for the year ended December 31, 2022 were $78.4 million, compared to $58.7 million for the year ended December 31, 2021. The increase of $19.7 million in research and development expenses was due to an increase in SGT-003 manufacturing cost of $9.7 million, primarily due to increase in program initiatives, and an increase in SGT-001 manufacturing cost of $2.0 million, primarily due to the change in the manufacturing process, an increase of other development programs costs of $2.8 million, and an increase in unallocated expenses of $5.2 million primarily driven by facilities cost, including the relocation of our corporate headquarters and the purchase of lab supplies.

General and administrative expenses

General and administrative expenses were $28.9 million for the year ended December 31, 2022, compared to $27.1 million for the year ended December 31, 2021. The increase of $1.8 million was due to an increase in legal expenses of $2.2 million primarily incurred in connection with the Acquisition offset by other non-recurring legal costs, an increase of $0.4 million related the relocation of our corporate headquarters, partially offset by a decrease in consulting and recruiting costs of $0.8 million.

Restructuring charges

During the year ended December 31, 2022, we recorded charges of $7.2 million related to restructuring compared to no restructuring charges for the year ended December 31, 2021. The restructuring charges related to severance and other employee-related costs in connection with the restructurings that occurred in April 2022 and December 2022. We paid approximately $3.3 million during the year ended December 31, 2022 and $0.1 million during the year ended December 31, 2021.

Other income, net

Other income, net was $20.5 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. The increase in other income was primarily related to the gain recorded in connection with the Acquisition of $18.2 million during the year ended December 31, 2022.

Results of Operations—Years Ended December 31, 2021 and 2020

Discussion and analysis of the year ended December 31, 2021 compared to the year ended December 31, 2020 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 14, 2022 (the “2021 Form 10-K”).

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of common stock and prefunded warrants to purchase shares of our common stock in private placements and the sale of common stock in our initial public offering and a follow-on public offering, and sales of common stock under our “at-the-market offering” sales agreement, dated March 13, 2019 and as amended on August 16, 2021, by and between us and Jefferies LLC, or Jefferies, or the ATM Sales Agreement. Through December 31, 2022, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $543.9 million of net proceeds from the sale of our common stock through public offerings, including our IPO, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreement with Ultragenyx, as detailed in the following paragraphs.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended in August 2021, under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the year ended December 31, 2021 and 2022, we did not sell any shares pursuant to the ATM Sales Agreement.

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

On December 2, 2022, we issued and sold 10,638,290 shares of our common stock at a price per share of $7.05 in a private placement, or the December 2022 Private Placement, which closed immediately following the Acquisition. We received $72.6 million of net proceeds from the December 2022 Private Placement after deducting offering costs.

As of December 31, 2022, we had cash, cash equivalents and available-for-sale securities of $213.7 million, excluding restricted cash of $1.8 million, and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year Ended December 31,
	2022	2021
(in thousands)
Cash used in operating activities	$(97,977)	$(77,764)
Cash provided by (used in) investing activities	59,157	(91,086)
Cash provided by financing activities	74,831	134,985
Net increase (decrease) in cash and cash equivalents	$36,011	$(33,865)

Operating activities

During the year ended December 31, 2022, operating activities used $98.0 million of cash, primarily resulting from our net loss of $86.0 million and non-cash charges of $8.3 million due primarily to the gain on acquisition of $18.2 million, offset by equity-based compensation of $7.5 million and depreciation expense of $2.4 million. Net cash used by changes in our operating assets and liabilities was $3.7 million which included a decrease in deferred revenue of $8.1 million, a decrease in accounts receivable of $0.1 million as a result of the Ultragenyx Collaboration Agreement, and a decrease in accounts payable of $5.2 million due to the timing of payments, partially offset by an increase in prepaid and other non-current assets of $3.7 million and a decrease in accrued other liabilities and non-current liabilities of $5.8 million.

During the year ended December 31, 2021, operating activities used $77.8 million of cash, primarily resulting from our net loss of $72.2 million offset by non-cash charges of $17.5 million due primarily to equity-based compensation of $13.4 million and depreciation expense of $3.0 million and marketable securities of $1.1 million. Net cash used by changes in our operating assets and liabilities was $23.1 million which included a decrease in deferred revenue of $12.6 million and an increase in accounts receivable of $0.1 million as a result of the Ultragenyx Collaboration Agreement, a decrease in prepaid and other non-current assets of $9.3 million and a decrease in accrued other liabilities and non-current liabilities of $2.3 million partially offset by an increase in accounts payable of $1.2 million due to the timing of payments.

Investing activities

During the year ended December 31, 2022, investing activities provided cash of $59.2 million, consisting primarily of the sale of available-for-sale securities of $212.8 million, net cash received upon the closing of the Acquisition of $31.5 million, and cash proceeds from the sale of property and equipment of $0.6 million, partially offset by net purchases of available-for-sale securities of $182.8 million and the purchase of property and equipment of $3.0 million primarily related to our new corporate headquarters lease.

During the year ended December 31, 2021, investing activities used $91.1 million of cash, consisting primarily of net purchases of available-for-sale securities of $141.2 million and the purchase of property and equipment of $1.3 million partially offset by the sale of available-for-sale securities of $51.4 million.

Financing activities

During the year ended December 31, 2022, net cash provided by financing activities was $74.8 million as a result of the December 2022 Private Placement.

During the year ended December 31, 2021, net cash provided by financing activities was $135.0 million as a result of the March 2021 Offering.

A discussion of changes in our cash flow from the year ended December 31, 2020 to the year ended December 31, 2021 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Form 10-K.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to SGT-003, AVB-202-TT, AVB-401 and other future candidates. In addition, we have incurred and expect to continue to incur costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•
move SGT-003, AVB-202-TT, AVB-401 or other future candidates into clinical trials;
•
continue research and preclinical development of SGT-003, AVB-202-TT, AVB-401 or other future candidates;
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
integrate employees of AavantiBio;
•
build out new facilities or expand existing facilities to support our activities;
•
acquire or in-license other drugs, drug candidates, technologies and intellectual property;
•
fund a portion of the development or commercialization of products in collaboration with Ultragenyx pursuant to the Collaboration Agreement; and
•
add operational, financial and management information systems and personnel.

As of December 31, 2022, we had cash, cash equivalents and available-for-sale securities of $213.7 million, excluding restricted cash of $1.8 million. Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2022 will be sufficient to fund our operating expenses and capital requirements into 2025. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Because of the numerous risks and uncertainties associated with the development of SGT-003, AVB-202-TT, AVB-401 and other future candidates and programs and because the extent to which we may enter collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of integrating AavantiBio operations into our business;
•
the results of future clinical trials of SGT-003, AVB-202-TT, AVB-401 and other future candidates;
•
the costs, timing and outcome of regulatory review of SGT-003, AVB-202-TT, AVB-401 and other future candidates;
•
the scope, progress, results and costs of discovery, laboratory testing, manufacturing, preclinical development and clinical trials for SGT-003, AVB-202-TT, AVB-401 and other future candidates that we may pursue in the future, if any;
•
the costs associated with our manufacturing process development and evaluation of third-party manufacturers;
•
the revenue, if any, received from commercial sale of SGT-003, AVB-202-TT, AVB-401 or other future candidates, should any of our future candidates receive marketing approval;
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
•
the extent to which we acquire or in-license other candidates, technologies and intellectual property; and
•
if and as we need to adapt our business in response to the COVID-19 pandemic or other pandemics and collateral consequences related thereto.

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

Contractual obligations and commitments

We lease certain office space, lab space and lab equipment in Massachusetts, North Carolina and Florida. These leases are used for our continuing operations. For a description of our lease obligations, refer to Note 11 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

Under various agreements with third-party licensors, we have agreed to make milestone payments and pay royalties to third parties based on specified milestones. For a description of our license agreements, see “Business—Strategic partnerships and collaborations/licenses.”

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2022, our cash equivalents consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. As of December 31, 2022, our investments consisted of corporate bond securities and treasury bills that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three years. However, our operations may be adversely affected by the inflation in the future.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required under this Item 10 is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation.

The information required under this Item 11 is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item 12 is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item 13 is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required under this Item 14 is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of September 29, 2022, by and among Solid Biosciences Inc., Greenland Merger Sub LLC, AavantiBio, Inc. and, solely in his capacity as the Equityholder Representative, Doug Swirsky (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 30, 2022).

3.1	Certificate of Incorporation of Solid Biosciences Inc., as amended (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on December 2, 2022).

3.2	Bylaws of Solid Biosciences Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on January 29, 2018).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on December 29, 2017).

4.2*	Description of the Company’s Securities Registered under Section 12 of the Exchange Act.

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

10.3†

Employment Agreement, dated as of March 1, 2021, by and between Solid Biosciences Inc. and Erin Powers Brennan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 14, 2022).

10.4†

Solid Biosciences, LLC Amended and Restated Equity Incentive Plan and form of unit restriction agreement (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 29, 2018).

10.5†	Solid Biosciences Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on January 29, 2018).

10.6†	Form of Incentive Stock Option Agreement under 2018 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 13, 2019).

10.7†	Form of Nonqualified Stock Option Agreement under 2018 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on March 13, 2019).

10.8†	Form of Restricted Stock Agreement under 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.9#

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

10.11†	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.12*†	Summary of Non-Employee Director Compensation Program.

10.13

Securities Purchase Agreement, dated July 25, 2019, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2019).

10.14

Form of Pre-Funded Warrant to Purchase Common Stock to be issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 26, 2019).

10.15

Registration Rights Agreement, dated July 25, 2019, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 26, 2019).

10.16†

Consulting Agreement, dated as of November 19, 2020, by and between Solid Biosciences Inc. and Danforth Advisors, LLC. (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on March 15, 2021).

10.17*†

Executive Chair Agreement, effective January 1, 2022, by and between Solid Biosciences Inc. and Ian F. Smith, as amended by the First Amendment to Executive Chair Agreement, effective September 30, 2022.

10.18†	Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 1, 2022).

10.19†	Form of Stock Option Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 6, 2020).

10.20†	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on March 14, 2022).

10.21#

Collaboration and License Agreement, dated as of October 22, 2020, by and between the Company and Ultragenyx Pharmaceutical Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.22

Stock Purchase Agreement, dated as of October 22, 2020, by and between the Company and Ultragenyx Pharmaceutical Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.23#

Investor Agreement, dated as of October 22, 2020, by and between the Company and Ultragenyx Pharmaceutical Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.24#

First Amendment, dated as of October 9, 2020, to the Exclusive Patent License by and between the Company and the University of Washington (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.25

Securities Purchase Agreement, dated December 10, 2020, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 11, 2020).

10.26

Registration Rights Agreement, dated December 10, 2020, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 11, 2020).

10.27#

First Amendment, dated as of January 27, 2021, to the Exclusive Patent License by and between the Company and the Curators of the University of Missouri (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed on March 14, 2021).

10.28	Lease, dated June 15, 2021, between Solid Biosciences Inc. and Hood Park LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 16, 2021).

10.29†	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 3, 2021).

10.30†	Form of Nonstatutory Inducement Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 16, 2021).

10.31†	Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 filed on August 16, 2021).

10.32

Sales Agreement, dated March 13, 2019, by and between the Company and Jefferies LLC, as amended by Amendment No. 1 to the Sales Agreement, dated August 16, 2021, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 3, 2021).

10.33	Form of Parent Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2022).

10.34	Form of Support and Joinder Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 30, 2022).

10.35

Securities Purchase Agreement, dated September 29, 2022, by and among Solid Biosciences Inc. and the persons party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 30, 2022).

10.36

Registration Rights Agreement, dated September 29, 2022, by and among Solid Biosciences Inc. and the persons party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 30, 2022).

10.37†

Employment Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and Alexander Cumbo (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on September 30, 2022).

10.38†

Executive Transition and Separation Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and Ilan Ganot (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on September 30, 2022).

10.39†

Consulting Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and Ilan Ganot (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on September 30, 2022).

10.40†

Executive Transition and Separation Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and Erin Powers Brennan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on September 30, 2022).

10.41†

Consulting Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and Erin Powers Brennan (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on September 30, 2022).

10.42*#

Standard Exclusive License Agreement With Know-How (Agreement No. A19110), dated as of March 17, 2020, by and between AavantiBio, Inc. and University of Florida Research Foundation, Incorporated, as amended on August 23, 2022.

10.43*#

Standard Exclusive License Agreement With Know-How (Agreement No. A19111), dated as of March 17, 2020, by and between AavantiBio, Inc. and University of Florida Research Foundation, Incorporated, as amended on May 25, 2021 and August 23, 2022.

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

SOLID BIOSCIENCES INC.

Date: March 23, 2023	By:	/s/ Alexander Cumbo
Alexander Cumbo President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Alexander Cumbo Alexander Cumbo	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2023
/s/ Kevin Tan Kevin Tan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2023
/s/ Ian F. Smith Ian F. Smith	Chairman of the Board	March 23, 2023
/s/ Martin Freed Martin Freed	Director	March 23, 2023
/s/ Ilan Ganot	Director	March 23, 2023
Ilan Ganot
/s/ Robert Huffines Robert Huffines	Director	March 23, 2023
/s/ Clare Kahn	Director	March 23, 2023
Clare Kahn
/s/ Georgia Keresty	Director	March 23, 2023
Georgia Keresty
/s/ Adam Koppel Adam Koppel	Director	March 23, 2023
/s/ Sukumar Nagendran Sukumar Nagendran	Director	March 23, 2023
/s/ Rajeev Shah Rajeev Shah	Director	March 23, 2023
/s/ Adam Stone Adam Stone	Director	March 23, 2023
/s/ Lynne Sullivan Lynne Sullivan	Director	March 23, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Solid Biosciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solid Biosciences Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

March 23, 2023

We have served as the Company’s auditor since 2017.

SOLID BIOSCIENCES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$155,384	$119,136
Available-for-sale securities	58,338	88,643
Prepaid expenses and other current assets	5,916	14,723
Accounts receivable - related party	—	110
Total current assets	219,638	222,612
Operating lease, right-of-use asset	28,949	1,142
Property and equipment, net	9,657	6,462
Other non-current assets	175	94
Restricted cash	1,833	2,070
Total assets	$260,252	$232,380
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,238	$4,463
Accrued expenses	16,691	9,528
Operating lease liabilities	1,897	1,263
Finance liabilities and finance lease liabilities	668	232
Deferred revenue - related party	—	8,080
Other current liabilities	14	35
Total current liabilities	22,508	23,601
Operating lease liabilities, excluding current portion	24,279	275
Finance liabilities and finance lease obligations, excluding current portion	1,703	293
Other non-current liabilities	96	—
Total liabilities	48,586	24,169
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2022 and December 31, 2021; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized at December 31, 2022 and 20,000,000 shares authorized at December 31, 2021; 19,556,732 shares issued and outstanding at December 31, 2022 and 7,356,017 shares issued and outstanding at December 31, 2021; 0 pre-funded warrants outstanding at December 31, 2022 and 143,888 pre-funded warrants outstanding at December 31, 2021	20	7
Additional paid-in capital	774,452	685,006
Accumulated other comprehensive loss	(68)	(45)
Accumulated deficit	(562,738)	(476,757)
Total stockholders' equity	211,666	208,211
Total liabilities and stockholders' equity	$260,252	$232,380

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$8,094	$13,620	$—
Operating expenses:
Research and development	78,420	58,739	64,881
General and administrative	28,948	27,135	21,581
Restructuring expense	7,178	—	1,944
Total operating expenses	114,546	85,874	88,406
Loss from operations	(106,452)	(72,254)	(88,406)
Other income, net:
Interest income, net	2,616	64	115
Gain on acquisition	18,236	—	—
Other (loss) income, net	(381)	2	1
Total other income, net	20,471	66	116
Net loss	$(85,981)	$(72,188)	$(88,290)
Net loss per share, basic and diluted	$(10.10)	$(10.14)	$(25.50)
Weighted average common stock outstanding, basic and diluted	8,512,089	7,118,024	3,462,475

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(85,981)	$(72,188)	$(88,290)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(23)	(45)	(1)
Comprehensive loss	$(86,004)	$(72,233)	$(88,291)

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(In thousands except for share data)

	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Equity (Deficit)
Balance at December 31, 2019	3,218,884	$3	$396,323	$1	$(316,279)	$80,048
Equity-based compensation	—	—	11,629	—	—	11,629
Sale of common stock, net of issuance costs of $3,790	2,042,263	2	109,416	—	—	109,418
Issuance of common stock, to a related party, in connection with the Stock Purchase Agreement	521,719	1	19,281	—	—	19,282
Vesting of restricted stock units	27,180
Forfeiture of restricted stock awards	(6,559)	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(88,290)	(88,290)
Balance at December 31, 2020	5,803,487	6	536,649	—	(404,569)	132,086
Equity-based compensation	-	—	13,373	—	—	13,373
Sale of common stock, net of issuance costs of $8,872	1,666,666	1	134,877	—	—	134,878
Exercise of common stock options	775	—	41	—	—	41
Issuance of ESPP shares	2,978	—	66	—	—	66
Vesting of restricted stock units	27,946	—	—	—	—	—
Forfeiture of restricted stock awards	(1,947)	—	—	—	—	—
Unrealized loss on available-for-sale securities	-	—	—	(45)	—	(45)
Net loss	-	—	—	-	(72,188)	(72,188)
Balance at December 31, 2021	7,499,905	7	685,006	(45)	(476,757)	208,211
Equity-based compensation	—	—	7,537	—	—	7,537
Sale of common stock, net of issuance costs of $2,449	10,638,290	11	72,540	—	—	72,551
Exercise of pre-funded warrants	—	—	22	—	—	22
Issuance of ESPP shares	29,130	1	180	—	—	181
Vesting of restricted stock units	35,149	—	—	—	—	—
Issuance of shares in connection with acquisition	1,354,258	1	9,167	—	—	9,168
Unrealized loss on available-for-sale securities	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(85,981)	(85,981)
Balance at December 31, 2022	19,556,732	$20	$774,452	$(68)	$(562,738)	$211,666

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(85,981)	$(72,188)	$(88,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of premium/(discount) on available-for-sale securities	233	1,117	(20)
Equity-based compensation expense	7,537	13,373	11,629
Depreciation and amortization expense	2,408	2,964	3,922
Loss on sale of property and equipment	—	92	—
Gain on lease termination	(249)	(81)	—
Gain on acquisition	(18,236)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	3,695	(9,247)	30
Accounts receivable - related party	110	(110)	—
Accounts payable	(5,246)	1,209	(3,431)
Accrued expenses and other current and non-current liabilities	5,832	(2,255)	(1,157)
Deferred revenue - related party, current and non-current	(8,080)	(12,638)	20,718
Net cash used in operating activities	(97,977)	(77,764)	(56,599)
Investing activities:
Purchases of property and equipment	(3,015)	(1,281)	(899)
Acquisition of business, net of cash received	31,523	—	—
Proceeds from sale of property and equipment	600	—	—
Proceeds from sales and maturities of available-for-sale securities	212,811	51,444	7,900
Purchases of available-for-sale securities	(182,762)	(141,249)	(401)
Net cash provided by (used in) investing activities	59,157	(91,086)	6,600
Financing activities:
Proceeds from the issuance of common stock to a related party in connection with the Stock Purchase Agreement	—	—	19,282
Proceeds from issuance of common stock, net of issuance costs	72,551	134,878	113,208
Proceeds from financing liabilities	2,143
Payment of offering costs	—	—	(3,790)
Proceeds for exercise of stock options	—	41	—
Proceeds from exercise of pre-funded warrants	22	—	—
Employee stock purchases and withholdings	181	66	—
Repayment of financing liabilities	(66)	—	—
Net cash provided by financing activities	74,831	134,985	128,700
Net increase (decrease) in cash, cash equivalents and restricted cash	36,011	(33,865)	78,701
Cash, cash equivalents, and restricted cash at beginning of period	121,206	155,071	76,370
Cash, cash equivalents, and restricted cash at end of period	$157,217	$121,206	$155,071
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in acquisition	$9,168	—	—
Decrease in right-of-use assets and lease liability due to lease termination	$(464)	$(1,233)	—
Right-of-use assets obtained in exchange for operating lease liabilities	$29,126	—	—
Property and equipment included in accounts payable and accruals	$527	$104	$20

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Nature of Business

Solid Biosciences Inc. was organized in March 2013 under the name SOLID Ventures Management, LLC and operated as a Delaware limited liability company until immediately prior to the effectiveness of its registration statement on Form S-1 on January 25, 2018, at which time it completed a statutory corporate conversion into a Delaware corporation (the “Corporate Conversion”) and changed its name to Solid Biosciences Inc. (the “Company”). On December 2, 2022, the Company completed its acquisition of AavantiBio, Inc. (“AavantiBio”), a privately held gene therapy company focused on transforming the lives of patients with Friedreich’s ataxia ("FA") and rare cardiomyopathies (the “Acquisition”). Upon the consummation of the acquisition, the Company acquired AavantiBio’s candidates, AVB-202-TT and AVB-401, as well as additional assets for the treatment of undisclosed cardiac diseases. AavantiBio is a wholly owned subsidiary of the Company.

The Company is a life science company focused on advancing a portfolio of neuromuscular and cardiac programs, including SGT-003, a differentiated gene therapy candidate, for the treatment of Duchenne muscular dystrophy ("Duchenne"); AVB-202-TT, a gene therapy program for the treatment of FA; AVB-401, a gene therapy program for the treatment of BAG3-mediated dilated cardiomyopathy; and additional assets for the treatment of undisclosed cardiac diseases. The Company aims to be a center of excellence, bringing together those with expertise in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, the Company's mandate is to improve the daily lives of patients living with these devastating diseases.

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

The Company’s candidates are in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from, among others, other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, partners and consultants.

On October 27, 2022, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-15 pursuant to a certificate of amendment to its certificate of incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on Nasdaq beginning with the opening of trading on October 28, 2022. Pursuant to the reverse stock split, every 15 shares of the Company's issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of the common stock. The reverse stock split reduced the authorized number of shares of common stock from 300,000,000 to 20,000,000 and, pursuant to the certificate of amendment, such reduced authorized number of shares of common stock was subsequently multiplied by three, such that following the reverse stock split the Company has 60,000,000 shares of common stock authorized. The reverse stock split affected all issued and outstanding shares of the Company's common stock, and the respective numbers of shares of common stock underlying the Company’s outstanding stock options, outstanding restricted stock units, outstanding warrants and the Company's equity incentive plans were proportionately adjusted. All share and per share amounts of the common stock included in the accompanying consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2022, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and prefunded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering and follow-on public offering in March 2021 and under its at-the-market sales agreement.

On September 29, 2022, the Company entered into the securities purchase agreement, pursuant to which, on December 2, 2022, the Company issued an aggregate of 10,638,290 shares of the Company’s common stock in a private placement. The private placement closed immediately following the closing of the acquisition on December 2, 2022. The Company received net proceeds from the private placement of $72,551.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of December 31, 2022, the Company had an accumulated deficit of $562,738. During the year ended December 31, 2022, 2021 and 2020, the Company incurred a net loss of $85,981, $72,188 and $88,290, respectively. The Company used $97,977 of cash in operations for the year ended December 31, 2022. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $213,722, excluding restricted cash of $1,833, as of December 31, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Restricted Cash

The Company held restricted cash of $1,833 and $2,070 in separate restricted bank accounts as security deposits for leases of the Company’s facilities as of December 31, 2022 and December 31, 2021, respectively. The Company has included restricted cash of $1,833 and $2,070 as a non-current asset as of December 31, 2022 and December 31, 2021, respectively. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$155,384	$119,136	$154,744	$76,043
Restricted cash, non-current	1,833	2,070	327	327
Cash and cash equivalents and restricted cash	$157,217	$121,206	$155,071	$76,370

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

Leases

At inception of a contract, the Company determines if a contract meets the definition of a lease. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company determines if the contract conveys the right to control the use of an identified asset for a period of time. The Company assesses throughout the period of use whether the Company has both of the following: (1) the right to obtain substantially all of the economic benefits from use of the identified asset and (2) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified asset. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the minimum future lease payments. Adjustments to the right-of-use asset may be required for items such as lease prepayments or incentives received. The Company’s policy is to not record leases with an original term of twelve months or less on the consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Certain lease agreements include rental payments that are adjusted periodically for inflation or other variables. In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. Such adjustments to rental payments and variable non-lease components are treated as variable lease payments and recognized in the period in which the obligation for these payments was incurred. Variable lease components and variable non-lease components are not measured as part of the right-of-use asset and liability. Only when lease components and their associated non-lease components are fixed are they accounted for as a single lease component and recognized as part of a right-of-use asset and liability. Total contract consideration is allocated to the combined fixed lease and non-lease components.

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

The fair value for restricted stock units (“RSU”) was calculated using the closing price of the Company’s common stock on the date of grant.

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

Segment Data

The Company currently manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company’s tangible assets are held in the United States.

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

The Company’s preferred stock could entitle the holders of such shares to participate in dividends and not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. As of the year ended December 31, 2022 and 2021, there were no preferred stock issued or outstanding with any contractual rights.

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

Business Combinations

The Company's consolidated financial statements include the operations of acquired businesses after the completion of the acquisitions. The Company accounts for acquired businesses using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed be measured and recognized at fair value as of the acquisition date, and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recorded as goodwill. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. Transaction costs are expensed as incurred. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates.

Related Party

In October 2020, the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Ultragenyx Pharmaceutical Inc. (“Ultragenyx”). In connection with the Collaboration Agreement, Ultragenyx also purchased 521,719 shares of the Company’s common stock, which resulted in Ultragenyx becoming a related party of the Company.

In November 2020, the Company entered into a consulting agreement with Danforth Advisors, LLC (“Danforth”), an affiliate of Stephen DiPalma, who previously served as the Company’s interim chief financial officer. Pursuant to the consulting agreement, Danforth provided the Company with the chief financial officer services of Mr. DiPalma, and other services, including financial planning, offering support and accounting services, in exchange for fees payable to Danforth based on hourly rates. The Company has paid Danforth approximately $1,965 as of December 31, 2022. During the years ended December 31, 2022 and 2021, the Company incurred cost of $1,472 and $777, respectively, related to the consulting agreement. In accordance with the consulting agreement, in November 2020, the Company issued to Danforth a warrant to purchase 2,000 shares of its common stock at an exercise price per share of $49.35. As of December 31, 2022, the warrants had vested in full.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and clarifies and amends existing guidance to improve consistent application. The standard became effective for the Company beginning January 1, 2021. The amendments that are related to changes in ownership of foreign equity method investments or foreign subsidiaries are to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments that are related to franchise taxes that are partially based on income are to be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments under this ASU are to be applied on a prospective basis. The Company adopted the guidance effective January 1, 2021. The adoption of this new standard did not have a material impact on the Company’s financial statements.

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

3. Collaborations

Ultragenyx Collaboration

Collaboration Agreement

On October 22, 2020 (the “Effective Date”), the Company entered into the Collaboration Agreement with Ultragenyx to focus on the development and commercialization of new gene therapies for Duchenne. The Company granted Ultragenyx an exclusive worldwide license for any pharmaceutical product that expresses the Company’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for the treatment of Duchenne and other diseases resulting from the lack of functional dystrophin (the “Licensed Products”). The Company retains exclusive rights to all other uses of its microdystrophin proteins, including under its SGT-001 and SGT-003 programs.

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

Stock Purchase Agreement

In connection with the execution of the Collaboration Agreement, Ultragenyx and the Company also entered into a stock purchase agreement (the “Stock Purchase Agreement”) on the Effective Date, pursuant to which the Company issued and sold 521,719 shares of its common stock (the “Shares”) to Ultragenyx at a price of $76.6695 per share for an aggregate purchase price of approximately $40,000. The Stock Purchase Agreement contains customary representations, warranties and covenants of each of the parties thereto. Following the sale of the Shares, Ultragenyx beneficially owned approximately 14.45% of the Company’s outstanding common stock. As of December 31, 2022, Ultragenyx beneficially owned approximately 2.7% of the Company’s outstanding common stock.

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

Ultragenyx is a related party because Ultragenyx was one of the Company’s significant stockholders as of December 31, 2021 and continued to be a stockholder as of December 31, 2022. $8,080 and $13,620 has been recognized as related party revenue as the Company has performed services under the Collaboration Agreement for the year ended December 31, 2022 and December 31, 2021, respectively. Further, the Company has made no payments to Ultragenyx during the years ended December 31, 2022 and 2021. There is $0 and $110 due from Ultragenyx as of December 31, 2022 and December 31, 2021, respectively. The amount received is deferred as a contract liability on the Company’s consolidated balance sheet as the performance obligation has been fully satisfied as of December 31, 2022.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the year ended December 31, 2022 and December 31, 2021, respectively:

	Balance as of December 31, 2021	Additions	Deductions	Balance as of December 31, 2022
Related party collaboration receivables	$110	$14	$(124)	$—
Contract liabilities:
Deferred revenue	8,080	—	(8,080)	—

	Balance as of December 31, 2020	Additions	Deductions	Balance as of December 31, 2021
Related party collaboration receivables	$—	$982	$(872)	$110
Contract liabilities:
Deferred revenue	20,718	982	(13,620)	8,080

The changes in the related party collaboration receivables balance during the year ended December 31, 2022 are the result of amounts owed to the Company for research and development services provided, offset by the collections received from Ultragenyx.

As of December 31, 2022 and December 31, 2021, there was $0 and $8,080, respectively, of deferred revenue related to the Collaboration Agreement, which is classified as either current or non-current in the accompanying consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of December 31, 2022 and December 31, 2021, there was $0 and $110, respectively, of related party collaboration receivables related to reimbursable costs expected to be received from Ultragenyx for research and development services performed.

Costs incurred relating to the Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s consolidated statement of operations during the years ended December 31, 2022 and 2021.

4. Acquisition

On September 29, 2022, the Company entered into an Agreement and Plan of Merger with AavantiBio. The Acquisition closed on December 2, 2022 and was announced on December 5, 2022. This acquisition allows the Company to add to its pipeline of assets. The Company acquired AavantiBio for a total purchase price of $9,169, including (i) $1 in cash and (ii) 1,354,258 shares of its common stock, par value $0.001 per share with a fair value of $9,168 to AavantiBio equityholders. The price per share of the Company’s common stock used in the calculation of the purchase price is based on the closing price of Solid’s common stock on the Nasdaq Global Select Market on December 2, 2022, which was $6.77.

The Acquisition was accounted for as a business combination in which the Company, as the accounting acquirer, recorded the assets acquired and liabilities assumed from AavantiBio at their fair values as of the acquisition date. The Company recognized a gain on the purchase of AavantiBio of $18,236 as the net assets acquired of $27,405 were greater than the purchase price of $9,169. Prior to recognizing the gain, the Company reassessed the measurement and recognition of identifiable assets acquired, and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate, in all material respects. The Company believes that its ability to negotiate a purchase price lower than the fair market value of the acquired net assets was due to a combination of factors, including the then prevailing market conditions and the uncertain future macroeconomic environment. The Company believes the seller, as a smaller, less well capitalized company, was motivated to complete the transaction under the terms described above as growing economic uncertainty and a rising interest rate environment negatively impacted their ability to raise additional capital.

The Company incurred acquisition related costs of $4,870, which are included in general and administrative expenses in the Company’s consolidated statements of comprehensive loss for the fiscal year ended December 31, 2022.

The fair value is determined utilizing the fair value hierarchy as described in Note 2, Summary of Significant Accounting Policies, and Note 5, Fair Value of Financial Assets and Liabilities.

The following table summarizes the fair values of the assets acquired and liabilities assumed from AavantiBio at the acquisition date.

December 2, 2022
Assets
Current assets:
Cash and cash equivalents	$31,524
Prepaid expenses and other current assets	403
Total current assets	31,927
Operating lease, right-of-use asset	1,027
Property and equipment	2,765
Other non-current assets	23
Total assets	$35,742
Liabilities
Current liabilities:
Accounts payable	$3,575
Accrued expenses	3,634
Operating lease liabilities	778
Total current liabilities	7,987
Operating lease liabilities, excluding current portion	350
Total liabilities	8,337
Net assets acquired	27,405
Total consideration paid	9,169
Gain on acquisition of business	$18,236

For the period from December 3, 2022 to December 31, 2022, AavantiBio's revenue and net loss before taxes included within the consolidated statement of operations subsequent to the closing of the acquisition was $0 and $6,041, respectively.

The following selected unaudited pro forma consolidated results of operations are presented as if the AavantiBio acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition, which is January 1, 2021, after giving effect to certain adjustments. For fiscal year 2022, these adjustments included gain on the purchase of AavantiBio of $18,236 and one time transaction costs of $4,870 being removed. For fiscal year 2021, these adjustments included gain on the purchase of AavantiBio and one time transaction costs.

	Year Ended December 31,
	2022	2021
Revenues	$8,094	$13,620
Net income	$(140,825)	$(95,417)

5. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$69,374	$—	$69,374
Available-for-sale securities	—	58,338	—	58,338
	$—	$127,712	$—	$127,712

	Fair Value Measurements as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$75,224	$—	$75,224
Available-for-sale securities	—	88,643	—	88,643
	$—	$163,867	$—	$163,867

As of December 31, 2022 and December 31, 2021 the fair values of the Company’s cash equivalents and available-for-sale securities were determined using Level 2 inputs. During the year ended December 31, 2022 and December 31, 2021, there were no transfers between Level 1, Level 2 and Level 3, respectively.

The fair value of the Company’s cash, restricted cash, accounts payable, accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

6. Available-for-Sale Securities

As of December 31, 2022, the fair value of available-for-sale debt securities by type of security was as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Treasury bills	$34,780	$—	$(30)	$34,750
Corporate bond securities	23,626	—	(38)	23,588
	$58,406	$—	$(68)	$58,338

As of December 31, 2021, the fair value of available-for-sale debt securities by type of security was as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Treasury bill	$2,800	$—	$—	$2,800
Corporate bond securities	83,889	—	(45)	83,844
Commercial paper	1,999	—	—	1,999
	$88,688	$—	$(45)	$88,643

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2022
	Amortized Cost	Fair Value
Due in one year or less	$58,406	$58,338
Total available-for-sale securities	$58,406	$58,338

	December 31, 2021
	Amortized Cost	Fair Value
Due in one year or less	$88,688	$88,643
Total available-for-sale securities	$88,688	$88,643

The average maturity of the Company’s available-for-sale securities as of December 31, 2022 and December 31, 2021 was approximately 0.5 years and 0.7 years, respectively.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2022	2021
Prepaid research and development expenses	$2,913	$6,015
Prepaid expenses and other assets	3,003	8,708
	$5,916	$14,723

8. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2022	2021
Furniture and fixtures	$868	$212
Laboratory equipment	16,416	10,719
Leasehold improvements	384	4,713
Computer equipment	677	436
Computer software	553	553
Construction in process	1,715	1,490
	20,613	18,123
Less accumulated depreciation	10,956	11,661
	$9,657	$6,462

Depreciation expense was $2,408, $2,964 and $3,922 for the years ended December 31, 2022, 2021 and 2020, respectively.

9. Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2022	2021
Accrued research and development	$3,033	$1,507
Accrued compensation	8,370	3,084
Accrued other	5,288	4,937
	$16,691	$9,528

10. Equity-Based Compensation

Equity Incentive Plans

In connection with the closing of the Company’s initial public offering, the Company's Board of Directors and stockholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”), which provides for the reservation of 333,400 shares of common stock for equity awards. On June 16, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (as amended or restated, the “2020 Plan”) which consisted of, at the time of approval, (i) 200,000 shares of common stock and (ii) additional shares of common stock (up to 325,268) as is equal to (i) the number of shares reserved under the 2018 Plan that remain available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by the Company’s stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

As of the effective date of the 2020 Plan, no further awards will be made under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective and are governed by their existing terms.

On June 16, 2021, the Company’s stockholders approved an amendment to the 2020 Plan to reserve an additional 466,666 shares of common stock for issuance under the plan.

On December 1, 2022, the Company’s stockholders approved an amendment and restatement of the 2020 Plan to (i) increase the number of shares of common stock reserved for issuance under the plan by 866,666 shares to 1,533,333 shares, subject to adjustment in the event of stock splits and other similar events, (ii) provide for an annual increase, to be added on the first day of each fiscal year during the term of the plan, beginning with the fiscal year ending December 31, 2023, of 5% of the number of shares of common stock outstanding on the first day of such fiscal year or a lesser number of shares determined by the Company’s Board of Directors, (iii) provide that up to 1,858,601 shares of common stock may be granted as “incentive stock options” under the plan, (iv) extend the term of the plan to December 1, 2032 and (v) revise certain provisions of the plan relating to the Company’s Board of Directors’ ability to delegate authority to make awards under the plan.

At December 31, 2022, 1,049,472 shares remained available for future issuance under the 2020 Plan. Under the 2020 Plan, stock options may not be granted at less than fair value on the date of grant.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was adopted by the Company's Board of Directors on April 14, 2021, approved by the stockholders on June 16, 2021, and became effective on June 16, 2021. The first offering period under the ESPP commenced on September 1, 2021. The number of shares of the Company’s common stock reserved for issuance under the 2021 ESPP is 73,525 shares. At December 31, 2022, 41,417 shares remained available for future issuance under the 2021 ESPP.

Stock Options

The following table summarizes the Company’s stock option activity for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)
Outstanding at December 31, 2021	400,842	$138.45	8.49
Granted	1,189,663	8.63
Exercised	—	—
Expired	(36,531)	203.11
Forfeitures	(120,006)	53.16
Outstanding at December 31, 2022	1,433,968	36.22	8.88
Vested and expected to vest as of December 31, 2022	1,433,968	$36.22	8.88
Exercisable at December 31, 2022	195,104	$163.79	7.00

At December 31, 2022, the Company had an aggregate of $12,708 of unrecognized equity-based compensation cost related to stock options outstanding which is expected to be recognized over a weighted average period of 3.19 years. The intrinsic value of stock options outstanding as of December 31, 2022 and 2021 was $0. The intrinsic value of stock options exercisable as of December 31, 2022 was $0. No stock options were exercised during the year ended December 31, 2022.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table for the years ended December 31:

	2022	2021	2020
Expected volatility	118.5 - 130.3%	115.5% - 123.9%	21.3% - 119.5%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	5.31-6.25	5.1 - 6.25	4.50 - 10.00
Risk-free rate	1.4 - 3.9%	0.4% - 1.4%	0.6% - 3.4%

The weighted average fair value of options to purchase shares of common stock granted during the year ended December 31, 2022 and 2021 was $7.59 and $75.75, respectively.

Restricted Stock Units

In 2022, 2021 and 2020, the Company's Board of Directors issued restricted stock units to employees. Restricted stock unit grants typically vest over one or two years.

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2022:

	Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	33,980	$41.29
Granted	556,179	8.93
Vested	(35,149)	35.45
Forfeitures	(42,453)	19.45
Outstanding at December 31, 2022	512,557	$8.39
Unvested as of December 31, 2022	512,557	$8.39

At December 31, 2022, the Company had an aggregate of $3,800 of unrecognized equity-based compensation cost related to restricted stock units outstanding. The unrecognized expense for the restricted stock units is expected to be recognized over a weighted average period of 3.5 years.

Restricted Common Stock

In connection with the Company’s Corporate Conversion on January 25, 2018, all restricted Series B and D common units were converted to restricted shares of common stock. As of December 31, 2021, there were no remaining restricted shares.

The aggregate intrinsic value of restricted common units that vested during the years ended December 31, 2022, 2021, and 2020 were $0, $199, and $522, respectively.

At December 31, 2022, the Company had an aggregate of $0 of unrecognized equity-based compensation related restricted shares of common stock.

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31,
	2022	2021	2020
Research and development expenses	$2,756	$6,289	$5,822
General and administrative expenses	4,781	7,084	4,956
Restructuring expenses	—	—	851
	$7,537	$13,373	$11,629

11. Leases

The Company has operating leases for laboratory and office space in Massachusetts, North Carolina and Florida.

In January 2019, the Company executed a lease agreement for additional office space in Cambridge, Massachusetts. The space serves as office space supporting the Company’s lab operations and consists of approximately 5,000 square feet. The term of the lease runs through October 2025. In June 2021, the Company determined that it no longer needed a floor of office space that it was renting and terminated its lease with another landlord. As a result of the termination, the Company wrote off $1,314 and $1,233 of the remaining lease liability and right-of-use asset, respectively, associated with the lease during the year ended December 31, 2021.

In June 2021, the Company entered into a lease with Hood Park LLC (“Landlord”), pursuant to which the Company leases approximately 49,869 square feet of office, laboratory, research and development and manufacturing space located in Charlestown, Massachusetts (“Premises”). The Company relocated its corporate headquarters to the Premises in June 2022. The initial term of the lease commenced in June 2022 when the construction of the lessor assets was substantially completed and continues for a ten-year period, unless earlier terminated. The lease provides the Company with an option to extend the lease for an additional five-year term. The Company and the Landlord were each obligated to undertake certain improvements prior to the commencement of the lease, and significant improvements were completed as of June 2022. The monthly lease payment is approximately $305 with annual escalation of approximately 3%. The lease includes a $10,223 construction allowance which is considered a lease incentive and included within the right-of-use asset. The Company was required to post a customary letter of credit in the amount of $1,833, subject to decrease on a set schedule, as a security deposit pursuant to the lease.

During the year ended December 31, 2022, the Company recorded a failed sales-leaseback transaction related to certain lab equipment. The related financing liabilities are recorded on the Company's consolidated balance sheets within financing labilities. In connection with this transaction, the Company also recorded a cash inflow within the financing activities under proceeds from financing liabilities of $2,143.

As of December 31, 2022, minimum future lease payments for these operating and finance leases were as follows:

	Finance Leases	Operating Leases
2023	$1,109	$4,574
2024	810	4,195
2025	651	4,092
2026	—	4,118
Thereafter	—	25,721
Total	2,570	42,700
Less: Imputed Interest	199	16,524
Total Lease Liabilities	$2,371	$26,176

The Company recorded rent expense of $3,881, $2,568 and $2,562 for the years ended December 31, 2022, 2021, and 2020, respectively.

Short-term lease and variable lease costs were not material for the year ended December 31, 2022 and 2021.

The supplemental disclosure of cash flow information related to the Company’s leases and the weighted average remaining lease term and weighted average discount rate of the Company’s leases are as follows:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2022	2021	2020
Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,840	$2,408	$2,408
Operating lease liabilities arising from obtaining right-of-use-assets	$29,126	$310	$1,629
Finance lease liabilities arising from obtaining right-of-use assets	$—	$—	$—
Weighted-average remaining lease term (in years)
Operating lease	9.3	1.0	2.8
Finance lease	2.5	2.3	2.3
Weighted-average discount rate
Operating lease	10.6%	11.9%	12.6%
Finance lease	21.3%	10.7%	10.7%

12. Commitments and Contingencies

Letter of Credit

The Company had outstanding letters of credit in the amounts of $1,833 and $2,070 at December 31, 2022 and 2021, respectively, which were required as a condition of the Company’s office and laboratory leases.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 and 2021.

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of December 31, 2022.

13. License Agreements

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

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. The Company is required to reimburse the University of Washington for costs incurred in applying for, prosecuting and maintaining patents and pay up to an aggregate of approximately $1,000 upon the achievement of certain milestones. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. In October 2020, the license agreement was amended such that the Company was required to pay the University of Washington $375 in connection with the execution of the Collaboration Agreement. This payment was recorded as a research and development expense in the fourth quarter of 2020. The license agreement was also amended such that the Company is required to pay an aggregate of approximately $3,400 upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2022, 2021, and 2020. The Company must also pay royalties of a low single digit percentage of future sales by the Company and its sublicensees of products developed under the licensed patent rights. In addition, the Company must pay an annual maintenance fee until certain milestones are achieved, at which time a minimum annual royalty requirement will replace such maintenance fee and will apply to the Company and its sublicensees.

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

The Company recorded research and development expense in the amount of $96, $60, and $446 for the years ended December 31, 2022, 2021, and 2020, respectively, under the agreement.

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

There were no milestones achieved during the years ended December 31, 2022, 2021, and 2020. The Company must pay a royalty of a low single digit percentage of future sales or by its sublicensees of products developed using the licensed patents. In addition, the Company must pay an annual maintenance fee until certain milestones are achieved, after which time a minimum annual royalty will replace such maintenance fee.

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

The Company recorded research and development expense in the amount of $133, $195, and $2,111 for the years ended December 31, 2022, 2021, and 2020, respectively, under the agreement.

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

In consideration for the rights granted by the agreement, the Company paid a one-time license fee and a separate fee to cover past patent prosecution costs, which the Company recorded as a research and development expense in 2016. The Company was required to reimburse the University of Michigan for costs incurred in applying for, prosecuting and maintaining patents, and pay up to an aggregate of approximately $1,000 upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2022, 2021, and 2020. The Company was also required to pay a royalty of a low single digit percentage on future sales by the Company or its sublicensees of products developed using the licensed rights, with a minimum annual royalty after certain milestones are achieved. In addition, the Company was required to pay an annual maintenance fee in any year in which the minimum annual royalty is not reached.

Under the agreement, the University of Michigan reserved for itself and its affiliates the right to use the licensed rights for non-commercial research, public service, internal and educational purposes and the right to grant the same limited non-commercial rights to other non-profit research institutions.

The Company recorded and research and development expense in the amount of $0, $37 and $35 for the years ended December 31, 2022, 2021, and 2020, respectively, under the agreement.

University of Florida License Agreements

In 2020, as amended, AavantiBio entered into license agreements with the University of Florida Research Foundation, Inc. (“UFRF”). Broadly, the agreements relate to FA. The Company acquired the agreements in connection with the Acquisition. Under each agreement the Company obtained an exclusive, royalty-bearing, sublicensable, world-wide license to certain patents and patent applications and a royalty-bearing non-exclusive license under the know-how, to make, have made, use, see, have sold, import and export licensed products. UFRF retains the right to practice the patent rights and know-how for internal non-commercial research, including research sponsored by commercial entities, and educational purposes.

In consideration for the rights granted under each agreement, AavantiBio paid a one-time non-refundable license fee. In connection with each agreement, the Company is required to pay an annual license maintenance fee until the first commercial sale of a licensed product after which time a minimum annual royalty will replace such maintenance fees. Under each agreement, the Company is required to reimburse UFRF for costs incurred in applying for, prosecuting and maintaining patents, pay up to an aggregate of approximately $2,900 upon the achievement of certain intellectual property, clinical and regulatory milestones for each licensed product under the agreement, and pay a low, single digit royalty on annual net sales by us and our sublicensees of licensed products on a licensed-product-by-licensed product basis. For any licensed product covered by both of these agreements, the Company is only obligated to make one payment for each milestone achieved and royalty payment due. Prior to the Acquisition, AavantiBio paid a single milestone fee related to the agreements of $50. Under each agreement, in the event the Company grants a sublicense to another party, the Company is required to pay UFRF a percentage of the consideration received.

Under each agreement, the Company has the right to grant sublicenses to third parties through multiple tiers, to the extent we are in compliance with our diligence obligations under the agreement and that sublicensee is subject to the terms of such agreement.

Under each agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize products covered by the licensed patent rights or know-how and to achieve certain regulatory and commercialization milestones within estimated time periods.

Under each agreement, UFRF controls the prosecution and maintenance of the licensed patents in consultation with the Company and at the Company's expense. In countries in which the Company has not requested prosecution or maintenance of licensed patents in a particular country or jurisdiction, the license granted to such patent rights will terminate in such country or jurisdiction. The Company has the first right to enforce such licensed patents at our expense.

Each of the agreements terminates on a licensed product-by-licensed product basis on the later of: (i) expiration of the patent rights covering such licensed product or (ii) ten (10) years from the first commercial sale of such licensed product. After five years, the Company may terminate an agreement for any reason giving advance written notice and reason for termination. UFRF may terminate an agreement for our uncured default or breach of the agreement. UFRF may immediately terminate an agreement if we bring or assist others in bringing a patent challenge against of the licensed patent rights. If UFRF sends the Company a written demand to terminate a sublicense agreement due to such sublicensee bringing or assisting a patent challenge, UFRF may terminate such agreement if we do not terminate the license with such sublicensee.

14. Net Loss per Share

Basic and diluted net loss per share were calculated as follows:

The numerator for basic and diluted net loss per share is as follows:

	For the Year Ended December 31,
	2022	2021	2020
Net loss	$(85,981)	$(72,188)	$(88,290)

The denominator is as follows:

	For the Year Ended December 31,
	2022	2021	2020
Weighted average common stock outstanding, basic and diluted	8,512,089	6,974,136	3,311,706
Weighted average pre-funded warrants to purchase common stock	—	143,888	150,769
Total	8,512,089	7,118,024	3,462,475

Net loss per share, basic and diluted is as follows:

	For the Year Ended December 31,
	2022	2021	2020
Net loss per share, basic and diluted	$(10.10)	$(10.14)	$(25.50)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	For the Year Ended December 31,
	2022	2021	2020
Options to purchase shares of common stock	1,433,968	400,842	207,851
Unvested restricted stock units	512,557	33,979	61,226
Unvested shares of common stock	—	—	4,670
	1,946,525	434,821	273,747

15. Income Taxes

The Company recorded no tax benefit for the years ended December 31, 2022 and 2021 for the net operating losses incurred due to its uncertainty of realizing a benefit from those items.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	7.4%	6.4%
Permanent differences	(1.4)%	0.5%
Bargain purchase gain	4.5%	—
Tax credits	11.5%	12.1%
Change in deferred tax rate	0.1%	0.3%
Stock compensation cancelations	(1.9)%	(1.9)%
Other	(0.6)%	0.1%
Valuation allowance	(40.6)%	(38.5)%
	0.0%	0.0%

The Company established deferred tax assets and liabilities on identified book to tax temporary differences as of the date of conversion to a C-corporation. Deferred income taxes reflect the net tax effects of these temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Tax loss carryforwards	$70,965	$60,405
Tax credit carryforwards	46,786	36,905
Deferred expenses	7,174	420
Accrued expenses	1,901	815
Stock compensation	7,839	7,821
Intangible assets	36,553	19,919
Depreciation	116	224
Other	166	2,373
Total deferred tax assets	171,500	128,882
Valuation allowance	(163,566)	(128,570)
Deferred tax liabilities:
Right-of-use asset	(7,934)	(312)
Total deferred tax liabilities	(7,934)	(312)
Net deferred taxes	$—	$—

As of December 31, 2022, the Company has federal net operating loss carryforwards of $259,924 which may be available to offset future taxable income and do not expire, but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2022, the Company has state net operating loss carryforwards of approximately $259,342 which may be available to offset future taxable income, of which $258,152 begins to expire in 2038 and $1,190 has unlimited carryforward. The Company also had federal and state tax credits of $43,404 and $4,280, respectively, which may be used to offset future tax liability and each of which begin to expire in 2033.

The Company’s ability to utilize these federal and state carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The Company has not completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

Section 382 also limits the Company’s ability to utilize the tax deductions associated with AavantiBio amortization and depreciation and AavantiBio’s net operating losses. As of December 31, 2022, the Company concluded that all of AavantiBio’s tax deductions associated with amortization and depreciation and AavantiBio’s net operating losses are more likely than not subject to restrictive limitation and will not be utilizable.

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of the deferred tax assets. The Company concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will be unable to realize the benefit of its deferred tax assets. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets.

The following table presents the changes in the balance of the Company’s deferred income tax asset valuation allowance:

	December 31, 2022	December 31, 2021
Valuation allowance at beginning of year	$128,570	$100,740
Increases recorded to income tax provision	34,996	27,830
Valuation allowance at end of year	$163,566	$128,570

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

As of December 31, 2022 and 2021, the Company did not have unrecognized tax benefits. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of December 31, 2022 and 2021, no interest and penalties have been recorded.

16. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the plan may be made at the discretion of the Company’s Board of Directors. The Company made $527 and $241 of contributions during the years ended December 31, 2022 and December 31, 2021, respectively. The company had made no contributions to the plan during the years ended December 31, 2020.

17. Restructuring

January 2020 Plan

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

April 2022 Plan

In April 2022, the Company implemented changes to its corporate strategy to prioritize the advancement of its then-key programs, SGT-001 and SGT-003. In connection with the changes to corporate operations, the Company reduced headcount by approximately 35 percent. During the year ended December 31, 2022, the Company recorded and paid aggregate restructuring charges of $1,520 related to severance and other employee related costs in connection with the changes to its corporate strategy. The Company does not expect to incur any additional significant costs associated with this restructuring.

November 2022 Plan

In November 2022, the Company’s Board of Directors approved a plan to reduce the Company’s workforce by approximately 18 percent. These reductions were completed by December 5, 2022. This plan was designed to streamline the Company’s operating structure following the Acquisition. The Company recorded a restructuring charge in the fourth quarter of 2022 of $5,658 related to the reduction in force, consisting of severance and other employee termination benefits. The Company paid $1,737 of this amount during the year ended December 31, 2022. The Company expects that approximately the remaining $3,921 will be paid by the first quarter of 2024.

The following table shows the total amount incurred and the liability related to the associated restructuring plans for the years ended December 31, 2022, 2021 and 2020:

One-Time Employee Termination Benefits	January 2020	April 2022	November 2022
Accrued restructuring costs as of December 31, 2020	$62	$—	$—
Restructuring charges incurred during the period	—	—	—
Amounts paid during the period	(62)	—	—
Accrued restructuring costs as of December 31, 2021	$—	$—	$—
Restructuring charges incurred during the period	—	1,520	5,658
Amounts paid during the period	—	(1,520)	(1,737)
Accrued restructuring costs as of December 31, 2022	$—	$—	$3,921