Form 10-Q
period 2023-03-31
Solid Biosciences Inc.
filed 2023-05-11
CIK 1707502

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 7, 2023, the registrant had 19,601,539 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$164,649	$155,384
Available-for-sale securities	20,860	58,338
Prepaid expenses and other current assets	5,095	5,916
Total current assets	190,604	219,638
Operating lease, right-of-use assets	28,306	28,949
Property and equipment, net	8,607	9,657
Other non-current assets	238	175
Restricted cash	1,833	1,833
Total assets	$229,588	$260,252
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,595	$3,238
Accrued expenses	12,384	16,691
Operating lease liabilities	1,863	1,897
Finance liabilities and finance lease liabilities	396	668
Other current liabilities	55	14
Total current liabilities	20,293	22,508
Operating lease liabilities, excluding current portion	23,912	24,279
Finance liabilities and finance lease liabilities, excluding current portion	1,596	1,703
Other non-current liabilities	—	96
Total liabilities	45,801	48,586
Commitments and contingencies (Note 13)
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized at March 31, 2023 and December 31, 2022; 19,573,132 shares issued and outstanding at March 31, 2023 and 19,556,732 shares issued and outstanding at December 31, 2022	20	20
Additional paid-in capital	776,570	774,452
Accumulated other comprehensive income (loss)	5	(68)
Accumulated deficit	(592,808)	(562,738)
Total stockholders’ equity	183,787	211,666
Total liabilities and stockholders’ equity	$229,588	$260,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue - related party	$—	$1,925
Operating expenses:
Research and development	24,631	19,945
General and administrative	7,399	7,352
Total operating expenses	32,030	27,297
Loss from operations	(32,030)	(25,372)
Other income, net:
Interest income, net	1,678	54
Other income (loss), net	282	(10)
Total other income, net	1,960	44
Net loss	$(30,070)	$(25,328)
Net loss per share attributable to common stockholders, basic and diluted	$(1.54)	$(3.37)
Weighted average shares of common stock outstanding, basic and diluted	19,567,635	7,507,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(30,070)	$(25,328)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	73	(6)
Comprehensive loss	$(29,997)	$(25,334)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data) re

	For the Three Months Ended March 31, 2023
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	19,556,732	$20	$774,452	$(68)	$(562,738)	211,666
Equity-based compensation	—	—	2,118	—	—	2,118
Vesting of restricted stock units	16,400	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	73	—	73
Net loss	—	—	—	—	(30,070)	(30,070)
Balance at March 31, 2023	19,573,132	$20	$776,570	$5	$(592,808)	$183,787

	For the Three Months Ended March 31, 2022
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance December 31, 2021	7,499,905	$7	$685,006	$(45)	$(476,757)	$208,211
Equity-based compensation	—	—	2,612	—	—	2,612
Vesting of restricted stock units	18,845	—	—	—	—	—
Exercise of pre-funded warrants	—	—	22	—	—	22
Unrealized loss on available-for-sale securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(25,328)	(25,328)
Balance at March 31, 2022	7,518,750	$7	$687,640	$(51)	$(502,085)	$185,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(30,070)	$(25,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount) premium on available-for-sale securities	(215)	371
Equity-based compensation expense	2,118	2,612
Depreciation and impairment expense	1,077	709
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	1,261	(3,366)
Accounts receivable - related party	—	96
Accounts payable	2,745	71
Accrued expenses and other current and non-current liabilities	(4,911)	(445)
Deferred revenue- related party, current and non-current	—	(1,910)
Net cash used in operating activities	(27,995)	(27,190)
Cash flows from investing activities:
Purchases of property and equipment	(506)	(184)
Proceeds from sale and maturities of available-for-sale securities	37,766	46,808
Purchases of available-for-sale securities	—	(8,881)
Net cash provided in investing activities	37,260	37,743
Cash flows from financing activities:
Proceeds from exercise of warrants	—	22
Net cash provided by financing activities	—	22
Net increase in cash, cash equivalents and restricted cash	9,265	10,575
Cash, cash equivalents, and restricted cash at beginning of period	157,217	121,206
Cash, cash equivalents, and restricted cash at end of period	$166,482	$131,781
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accruals	$—	$264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Nature of Business

Solid Biosciences Inc. was organized in March 2013 under the name SOLID Ventures Management, LLC and operated as a Delaware limited liability company until immediately prior to the effectiveness of its registration statement on Form S-1 on January 25, 2018, at which time it completed a statutory corporate conversion into a Delaware corporation and changed its name to Solid Biosciences Inc. (the “Company”). On December 2, 2022, the Company completed its acquisition of AavantiBio, Inc. (“AavantiBio”), a privately held gene therapy company focused on transforming the lives of patients with Friedreich’s ataxia ("FA") and rare cardiomyopathies (the “Acquisition”). Upon the consummation of the Acquisition, the Company acquired AavantiBio’s candidates, AVB-202-TT and AVB-401, as well as additional assets for the treatment of undisclosed cardiac diseases, platform technologies and know-how related thereto. AavantiBio is a wholly owned subsidiary of the Company.

The Company is a life sciences company focused on advancing a portfolio of neuromuscular and cardiac programs, including SGT-003, a differentiated gene therapy candidate, for the treatment of Duchenne muscular dystrophy ("Duchenne"); AVB-202-TT, a gene therapy program for the treatment of FA; AVB-401, a gene therapy program for the treatment of BAG3-mediated dilated cardiomyopathy; and additional assets for the treatment of undisclosed cardiac diseases. The Company aims to be a center of excellence, bringing together those with expertise in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, the Company's mandate is to improve the daily lives of patients living with these devastating diseases.

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

On October 27, 2022, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-15 pursuant to a certificate of amendment to its certificate of incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on the Nasdaq Stock Market ("Nasdaq") beginning with the opening of trading on October 28, 2022. Pursuant to the reverse stock split, every 15 shares of the Company's issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of the common stock. The reverse stock split reduced the authorized number of shares of common stock from 300,000,000 to 20,000,000 and, pursuant to the certificate of amendment, such reduced authorized number of shares of common stock was subsequently multiplied by three, such that following the reverse stock split the Company has 60,000,000 shares of common stock authorized. The reverse stock split affected all issued and outstanding shares of the Company's common stock, and the respective numbers of shares of common stock underlying the Company’s outstanding stock options, outstanding restricted stock units, outstanding warrants and the Company's equity incentive plans were proportionately adjusted. All share and per share amounts of the common stock included in the accompanying condensed consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through March 31, 2023, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and prefunded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering, follow-on public offering in March 2021 and under its at-the-market sales agreement.

On September 29, 2022, the Company entered into a securities purchase agreement, pursuant to which, on December 2, 2022, the Company issued an aggregate of 10,638,290 shares of the Company’s common stock in a private placement. The private placement closed immediately following the closing of the Acquisition on December 2, 2022. The Company received net proceeds from the private placement of $72,551.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of March 31, 2023, the Company had an accumulated deficit of $592,808. During the three months ended March 31, 2023, the Company incurred a net loss of $30,070 and the Company used $27,995 of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $185,509, excluding restricted cash of $1,833, as of March 31, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

2. Summary of Significant Accounting Policies

The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2022 and updated, as necessary, in this report.

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

Restricted Cash

The Company held restricted cash of $1,833 in a restricted bank account as a security deposit for a lease of the Company’s facilities as of March 31, 2023 and December 31, 2022. The Company has included restricted cash of $1,833 classified as non-current assets as of March 31, 2023 and December 31, 2022. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Cash and cash equivalents as presented on balance sheet	$164,649	$155,384	$129,711	$119,136
Restricted cash, non-current, as presented on balance sheet	1,833	1,833	2,070	2,070
Cash and cash equivalents and restricted cash as presented on cash flow statement	$166,482	$157,217	$131,781	$121,206

Leases

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

During the year ended December 31, 2022, the Company recorded a failed sales-leaseback transaction related to certain lab equipment. The related financing liabilities are recorded on the Company's consolidated balance sheets within financing labilities. In connection with this transaction, the Company also recorded a cash inflow within financing activities under proceeds from financing liabilities of $2,143.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing treatments through gene therapy and other means for patients with neuromuscular and cardiac diseases. All of the Company’s tangible assets are held in the United States.

Related Parties

In November 2020, the Company entered into a consulting agreement with Danforth Advisors, LLC ("Danforth"), an affiliate of Stephen DiPalma, who previously served as the Company’s interim chief financial officer. Pursuant to the consulting agreement, Danforth provided the Company with the chief financial officer services of Mr. DiPalma, and other services, including financial planning, offering support and accounting services, in exchange for fees payable to Danforth based on hourly rates. The Company has paid Danforth $517 and $235 for the three months ended March 31, 2023 and 2022, respectively. In accordance with the consulting agreement, in November 2020, the Company issued to Danforth a warrant to purchase 2,000 shares of the Company’s common stock at an exercise price per share of $49.35. As of December 31, 2022, the shares had vested in full.

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

Stock Purchase Agreement

In connection with the execution of the Collaboration Agreement, Ultragenyx and the Company also entered into a stock purchase agreement (the “Stock Purchase Agreement”) on the Effective Date, pursuant to which the Company issued and sold 521,719 shares of its common stock (the “Shares”) to Ultragenyx at a price of $76.6695 per share for an aggregate purchase price of approximately $40,000. The Stock Purchase Agreement contains customary representations, warranties and covenants of each of the parties thereto. Following the sale of the Shares, Ultragenyx beneficially owned approximately 14.45% of the Company’s outstanding common stock. As of March 31, 2023, Ultragenyx beneficially owned approximately 2.7% of the Company’s outstanding common stock.

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

During the three months ended March 31, 2023 and March 31, 2022, the Company recognized $0 and $1,925 of related party collaboration revenue, respectively, associated with its collaboration with Ultragenyx related to research and development services performed during the period and the corresponding cost reimbursement receivable.

As of March 31, 2023 and December 31, 2022, there was $0 of deferred revenue related to the Collaboration Agreement. Additionally, as of March 31, 2023 and December 31, 2022, there was $0 of related party collaboration receivables related to reimbursable costs expected to be received from Ultragenyx for research and development services performed.

Costs incurred relating to the Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three months ended March 31, 2023 and three months ended March 31, 2022.

4. Acquisition

On September 29, 2022, the Company entered into an Agreement and Plan of Merger with AavantiBio. The Acquisition closed on December 2, 2022 and was announced on December 5, 2022. This acquisition allowed the Company to add to its pipeline of assets. The Company acquired AavantiBio for a total purchase price of $9,169, including (i) $1 in cash and (ii) 1,354,258 shares of its common stock, par value $0.001 per share, with a fair value of $9,168 to AavantiBio equityholders. The price per share of the Company’s common stock used in the calculation of the purchase price is based on the closing price of Solid’s common stock on the Nasdaq Global Select Market on December 2, 2022, which was $6.77.

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

The Company incurred acquisition related costs of $0 for three months ended March 31, 2023.

The fair value was determined utilizing the fair value hierarchy as described in Note 2 and Note 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

5. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$110,937	$—	$110,937
Available-for-sale securities	—	20,860	—	20,860
	$—	$131,797	$—	$131,797

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$69,374	$—	$69,374
Available-for-sale securities	—	58,338	—	58,338
	$—	$127,712	$—	$127,712

As of March 31, 2023 and December 31, 2022, the fair values of the Company’s cash equivalents and available-for-sale securities were determined using Level 2 inputs. During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

6. Available-for-Sale Securities

As of March 31, 2023, the fair value of available-for-sale securities by type of security was as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Treasury bills	$19,989	$5	$—	$19,994
Corporate bond securities	866	—	—	866
	$20,855	$5	$—	$20,860

As of December 31, 2022, the fair value of available-for-sale securities by type of security was as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Treasury bill	$34,780	$—	$(30)	$34,750
Corporate bond securities	23,626	—	(38)	23,588
	$58,406	$—	$(68)	$58,338

The estimated fair value and amortized cost of the Company’s available-for-sale securities as of March 31, 2023 by contractual maturity are summarized as follows:

	March 31, 2023
	Amortized Cost	Fair Value
Due in one year or less	$20,855	$20,860
Total available-for-sale securities	$20,855	$20,860

The weighted average maturity of the Company’s available-for-sale securities as of March 31, 2023 was approximately 0.5 years.

The estimated fair value and amortized cost of the Company’s available-for-sale securities as of December 31, 2022 by contractual maturity are summarized as follows:

	December 31, 2022
	Amortized Cost	Fair Value
Due in one year or less	$58,406	$58,338
Total available-for-sale securities	$58,406	$58,338

The weighted average maturity of the Company’s available-for-sale securities as of December 31, 2022 was approximately 0.5 years.

7. Property and Equipment

Property and equipment consists of the following:

	March 31, 2023	December 31, 2022
Furniture and fixtures	$936	$868
Laboratory equipment	15,372	16,416
Leasehold improvements	440	384
Computer equipment	677	677
Computer software	553	553
Construction in process	1,486	1,715
	19,464	20,613
Less accumulated depreciation	10,857	10,956
	$8,607	$9,657

Depreciation expense was $703 and $709 for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized an impairment loss of $374 and $0, respectively.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2023	December 31, 2022
Prepaid research and development expenses	$2,245	$2,913
Prepaid expenses and other assets	2,850	3,003
	$5,095	$5,916

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Accrued research and development	$6,109	$3,033
Accrued compensation	3,822	8,370
Accrued other	2,453	5,288
	$12,384	$16,691

10. Stockholders’ Equity

In July 2019, the Company issued and sold in a private placement (i) 707,168 shares of its common stock at a price per share of $69.75 and (ii) 153,046 pre-funded warrants to purchase shares of its common stock at a price per warrant of $69.60. Each pre-funded warrant was exercisable for one share of common stock at an exercise price of $0.15 and the pre-funded warrants had no expiration date. In October 2020, 9,158 of these pre-funded warrants were exercised. As of December 31, 2022, there were no pre-funded warrants outstanding.

In March 2021, the Company issued and sold in a public offering 1,666,666 shares of its common stock at a price to the public of $83.63 per share. The Company received net proceeds of $134,878 after deducting underwriting discounts and commissions and offering expenses.

On December 2, 2022, the Company issued and sold 10,638,290 shares of its common stock at a price per share of $7.05 in a private placement, which closed immediately following the Acquisition. The Company received net proceeds of $72,551 after deducting offering costs.

11. Equity-Based Compensation

In connection with the closing of the Company’s initial public offering, the Board of Directors and stockholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”), which provides for the reservation of 333,400 shares of common stock for equity awards. On June 16, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (as amended or restated, the “2020 Plan”) which consisted of, at the time of approval (i) 200,000 shares of common stock and (ii) additional shares of common stock (up to 325,268) as is equal to (i) the number of shares reserved under the 2018 Plan that remain available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by the Company’s stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. As of the effective date of the 2020 Plan, no further awards will be made under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective and are governed by their existing terms. In June 2021, the Company’s stockholders approved an amendment to the 2020 Plan to reserve an additional 466,666 shares of common stock for issuance under the plan. On December 1, 2022, the Company's stockholders approved an amendment and restatement of the 2020 Plan to (i) increase the number of shares of common stock reserved for issuance under the plan by 866,666 shares to 1,533,333 shares, subject to adjustment in the event of stock splits and other similar events, (ii) provide for an annual increase, to be added on the first day of each fiscal year during the term of the plan, beginning with the fiscal year ending December 31, 2023, of 5% of the number of shares of common stock outstanding on the first day of such fiscal year or a lesser number of shares determined by the Board of Directors, (iii) provide that up to 1,858,601 shares of common stock may be granted as “incentive stock options” under the 2020 Plan, (iv) extend the term of the plan to December 1, 2032 and (v) revise certain provisions of the plan relating to the Board of Director’s ability to delegate authority to make awards under the plan. Under the 2020 Plan, stock options may not be granted at less than fair value on the date of grant. As of March 31, 2023, 137,662 shares remained available for future issuance under the 2020 Plan. Under the 2020 Plan, stock options may not be granted at less than fair value on the date of grant.

In June 2021, the Company's stockholders also approved the 2021 Employee Stock Purchase Plan (“ESPP”), which provides for 73,525 shares to be available for purchase by eligible employees according to its terms. The first offering period under the ESPP commenced on September 1, 2021. As of March 31, 2023, 41,417 shares remained available for future issuance under the ESPP.

During the three months ended March 31, 2023, the Company granted options to purchase 695,596 shares of common stock under the 2020 Plan and options to purchase 90,000 shares of common stock as an inducement award in accordance with Nasdaq Listing Rule 5635(c)(4). During the three months ended March 31, 2022, the Company granted options to purchase 174,738 shares of common stock. During the three months ended March 31, 2023, the Company granted 347,997 restricted stock units under the 2020 Plan and 45,000 restricted stock units as an inducement award in accordance with Nasdaq Listing Rule 5635(c)(4). During the three months ended March 31, 2022, the Company granted 96,766 restricted stock units.

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Research and development	$898	$1,180
General and administrative	1,220	1,432
Total	$2,118	$2,612

12. Income Taxes

During the three months ended March 31, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits and orphan drug credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2023 and December 31, 2022, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of March 31, 2023 and December 31, 2022, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation tax years beginning with the year ended December 31, 2019 are open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

13. Commitments and Contingencies

Letter of Credit

The Company had an outstanding letter of credit in the amount of $1,833 at March 31, 2023 and December 31, 2022, which was required as a condition of the Company’s office and laboratory leases.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2023 and December 31, 2022.

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of March 31, 2023.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(30,070)	$(25,328)

The denominator is as follows:

	Three Months Ended March 31,
	2023	2022
Weighted average shares of common stock outstanding, basic and diluted	19,567,635	7,507,155

Net loss per share attributable to common stockholders, basic and diluted is as follows:

	Three Months Ended March 31,
	2023	2022
Net loss per share attributable to common stockholders	$(1.54)	$(3.37)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect for the three and three months ended March 31:

	2023	2022
Options to purchase shares of common stock	2,113,510	1,433,968
Unvested restricted stock units	841,570	512,557
	2,955,080	1,946,525

15. Restructuring

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

November 2022 Plan

In November 2022, the Company’s Board of Directors approved a plan to reduce the Company’s workforce by approximately 18 percent. These reductions were completed by December 5, 2022. This plan was designed to streamline the Company’s operating structure following the Acquisition. The Company recorded a restructuring charge in the fourth quarter of 2022 of $5,658 related to the reduction in force, consisting of severance and other employee termination benefits. The Company paid $2,348 of this amount during the three months ended March 31, 2023 and $1,737 during the year ended December 31, 2022. The Company expects that approximately the remaining $1,573 will be paid by the first quarter of 2024.

One-Time Employee Termination Benefits	April 2022	November 2022
Accrued restructuring charges as of December 31, 2021	$—	$—
Accrual recorded as a result of restructuring charges	1,520	5,658
Amounts paid during the period	(1,520)	(1,737)
Accrued restructuring charges as of December 31, 2022	$—	$3,921
Accrual recorded as a result of restructuring charges	—	—
Amounts paid during the period	—	(2,348)
Accrued restructuring charges as of March 31, 2023	$—	$1,573

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2022 included in our annual report filed on Form 10-K on March 23, 2023.

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

Unless otherwise indicated, all information in this quarterly report on Form 10-Q gives effect to a 1-for-15 reverse stock split of our common stock that became effective on October 27, 2022, and all references to historical share and per share amounts give effect to the reverse stock split.

Overview

We are a life sciences company focused on advancing a portfolio of neuromuscular and cardiac programs, including SGT-003, a differentiated gene therapy candidate, for the treatment of Duchenne muscular dystrophy, or Duchenne; AVB-202-TT, a gene therapy program for the treatment of Friedreich’s ataxia, or FA; AVB-401, a gene therapy program for the treatment of BAG3-mediated dilated cardiomyopathy; and additional assets for the treatment of undisclosed cardiac diseases. We aim to be a center of excellence, bringing together those with expertise in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, our mandate is to improve the daily lives of patients living with these devastating diseases.

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

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $30.1 million and $25.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $592.8 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

As of March 31, 2023, we had cash, cash equivalents, and available-for-sale securities of $185.5 million, excluding restricted cash of $1.8 million. We believe that our cash, cash equivalents, and available-for-sale securities as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

The COVID-19 pandemic caused federal, state, and local governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restriction and bans, heightened border scrutiny and other measures. The full extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments that are highly uncertain, including the actions taken to contain it or treat its impact and the impact on our preclinical development, employees, vendors and suppliers, all of which are uncertain and cannot be predicted. We will continue to monitor the situation closely.

Financial operations overview

Revenue

Collaboration revenue - related party

Collaboration revenue was $0 for the three months ended March 31, 2023 compared to $1.9 million for the three months ended March 31, 2022. We recognized this revenue related to research services and cost reimbursement from the collaboration and license agreement, or the Collaboration Agreement, with Ultragenyx Pharmaceutical Inc., or Ultragenyx. No other research and development has commenced under this agreement.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended March 31,
(In thousands)	2023	2022
SGT-001	$2,519	$5,422
SGT-003	9,148	2,155
Other development programs	2,004	1,209
Unallocated research and development expenses
Personnel related expenses	7,252	8,282
External expenses	3,708	2,877
Total unallocated research and development expenses	10,960	11,159
Total research and development expenses	$24,631	$19,945

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

Other income (expense), net

Other income (expense), net consists of interest income earned on our cash, cash equivalents, available-for-sale securities, amortization of investment premium or accretion of investment discount, net of financing leases interest expense.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase	%
(in thousands)	2023	2022	(decrease)	Change
Collaboration revenue - related party	$—	$1,925	$(1,925)	(100)%
Operating expenses:
Research and development	24,631	19,945	4,686	23%
General and administrative	7,399	7,352	47	1%
Total operating expenses	32,030	27,297	4,733	17%
Loss from operations	(32,030)	(25,372)	(6,658)	(26)%
Interest income, net	1,678	54	1,624	3,007%
Other income (loss), net	282	(10)	292	2,920%
Total other income, net	1,960	44	1,916	4,355%
Net loss	$(30,070)	$(25,328)	$(4,742)	(19)%

Collaboration revenue - related party

There was no collaboration revenue for the three months ended March 31, 2023, compared to $1.9 million of collaboration revenue for the three months ended March 31, 2022. The decrease in collaboration revenue was related to the completion of research and development services contemplated under the Collaboration Agreement during the second quarter of fiscal year 2022, resulting in the recognition of the remaining deferred revenue recorded at the time the Collaboration Agreement was executed. No other research and development has commenced under this agreement.

Research and development expenses

	Three Months Ended March 31,		Increase	%
(in thousands)	2023	2022	(decrease)	Change
SGT-001	$2,519	$5,422	$(2,903)	(54)%
SGT-003	9,148	2,155	6,993	325%
Other development programs	2,004	1,209	795	66%
Unallocated research and development expenses
Personnel related expenses	7,252	8,282	(1,030)	(12)%
External expenses	3,708	2,877	831	29%
Total unallocated research and development expenses	10,960	11,159	(199)	(2)%
Total research and development expenses	$24,631	$19,945	$4,686	23%

Research and development expenses for the three months ended March 31, 2023 were $24.6 million, compared to $20.0 million for the three months ended March 31, 2022. The increase of $4.6 million in research and development expenses was primarily due to a $7.0 million increase in costs for SGT-003 for manufacturing and related costs and a $0.8 million increase in costs for other development programs, offset by a $2.9 million decrease in costs for SGT-001 due to a transition to SGT-003.

General and administrative expenses

General and administrative expenses were $7.4 million for each of the three months ended March 31, 2023 and 2022.

Other income (expense), net

Other income, net was $2.0 million for the three months ended March 31, 2023 compared to other expense of less than $0.1 million for the three months ended March 31, 2022. The activity was primarily related to the increase in interest income on available-for-sale securities included within our portfolio.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of common stock and prefunded warrants to purchase shares of our common stock in private placements and the sale of common stock in our initial public offering, a follow-on public offering and under our “at-the-market offering” sales agreement, dated March 13, 2019 and as amended on August 16, 2021, by and between us and Jefferies LLC, or Jefferies, or the ATM Sales Agreement. Through March 31, 2023, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $543.9 million of net proceeds from the sale of our common stock through public offerings, including our IPO, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreement with Ultragenyx, as detailed in the following paragraphs.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended in August 2021, under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the year ended December 31, 2020, we sold 420,642 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $23.2 million. During the year ended December 31, 2022 and the three months ended March 31, 2023, we did not sell any shares pursuant to the ATM Sales Agreement.

On December 2, 2022, we issued and sold 10,638,290 shares of our common stock at a price per share of $7.05 in a private placement, or the December 2022 Private Placement, which closed immediately following the Acquisition. We received $72.6 million of net proceeds from the December 2022 Private Placement after deducting offering costs.

As of March 31, 2023, we had cash, cash equivalents and available-for-sale securities of $185.5 million, excluding restricted cash of $1.8 million, and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash used in operating activities	$(27,995)	$(27,190)
Cash provided by investing activities	37,260	37,743
Cash provided by financing activities	—	22
Net increase in cash, cash equivalents and restricted cash	$9,265	$10,575

Operating activities

During the three months ended March 31, 2023, operating activities used $28.0 million of cash, primarily resulting from our net loss of $30.1 million and changes in our operating assets and liabilities of $0.9 million, partially offset by non-cash charges of $3.0 million. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2023 consisted of an decrease in accrued expenses and other current and non-current liabilities of $4.9 million, partially offset by an increase in accounts payable of $2.7 million and a decrease in prepaid and other assets of $1.3 million. Non-cash activities were driven by equity-based compensation of $2.1 million and depreciation and impairment expense of $1.1 million, partially offset by amortization on available-for-sale securities of $0.2 million.

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

Investing activities

During the three months ended March 31, 2023, investing activities provided $37.3 million of cash, resulting from the proceeds of the maturity of available-for-sale securities of $37.8 million, partially offset by the purchase of property and equipment of $0.5 million.

During the three months ended March 31, 2022, investing activities provided $37.7 million of cash, resulting from the sale or maturity of available-for-sale securities of $46.8 million, offset by $8.9 million from purchases of available-for-sale securities and $0.2 million of purchases of property and equipment.

Financing activities

During the three months ended March 31, 2023, there was $0 in cash from financing activities.

During the three months ended March 31, 2022, financing activities provided less than $0.1 million of cash resulting from the exercise of pre-funded warrants.

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
•
arrange manufacturing for larger quantities of our product candidates for clinical development and potential commercialization;
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

As of March 31, 2023, we had cash, cash equivalents and available-for-sale securities of $185.5 million, excluding restricted cash of $1.8 million. Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2023 will be sufficient to fund our operating expenses and capital requirements into 2025. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Because of the numerous risks and uncertainties associated with the development of SGT-003, AVB-202-TT, AVB-401 and other future product candidates and programs and because the extent to which we may enter collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Contractual obligations and commitments

During the three months ended March 31, 2023, there were no material changes to our contractual obligations and commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to opt out of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2023, our cash equivalents consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. As of March 31, 2023, our investments consisted of treasury bills and corporate bond securities that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize SGT-003, AVB-202-TT, AVB-401, or other future candidates and the approval may be for a more narrow indication than we seek.
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

Since inception, we have incurred significant net losses. Our net loss was $30.1 million for the three months ended March 31, 2023. Our net losses were $86.0 million and $72.2 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $592.8 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer candidate, SGT-001, which we are no longer developing, and preclinical development of our gene transfer candidate, SGT-003, as well as to building out our management team and infrastructure. Following the Acquisition, we began also devoting efforts to preclinical development of our FA and cardiac programs. We expect that it could be several years before we have a commercialized product, and we may never have a commercialized product. We expect to continue to incur significant expenses and see continued operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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
•
arrange manufacturing for larger quantities of our product candidates for clinical development and potential commercialization;
•
maintain, expand, protect and enforce our intellectual property portfolio;
•
hire and retain additional clinical, quality control and scientific personnel;
•
integrate employees of AavantiBio;
•
build out new facilities or expand existing facilities to support our activities;
•
acquire or in-license other drugs, drug candidates, technologies and intellectual property
•
fund a portion of the development or commercialization of products in collaboration with Ultragenyx pursuant to our collaboration and license agreement with Ultragenyx; and
•
add operational, financial and management information systems and personnel.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-003, AVB-202-TT, AVB-401 and other future candidates and otherwise integrate the operations of AavantiBio into our business. In addition, if we obtain marketing approval for SGT-003, AVB-202-TT, AVB-401 or other future candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2023, will be sufficient to fund our operating expenses and capital requirements into 2025, we have based this estimate on assumptions that may prove to be 2025 wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of SGT-003, AVB-202-TT, AVB-401 and other future candidates.

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

Finally, in response to the COVID-19 pandemic, the FDA issued numerous guidance documents to govern and facilitate the study and development of biologic products during the pandemic. On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance. Thereafter, on March 13, 2023, the FDA announced that it will end twenty-two COVID-19-related policies when the public health emergency ends on May 11, 2023 and allow twenty-two to continue for 180 days. The FDA plans to retain twenty-four COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

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

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state.

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

Disruptions may result also from the continuation of the COVID-19 pandemic or any similar event that may occur in the future. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. The FDA has now indicated that it can and will conduct timely reviews of applications for medical in line with its user fee performance goals, including conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, in the event of a resurgence of the COVID-19 pandemic or a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may also experience delays in their regulatory activities.

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

In addition to legislative changes resulting from the passage of the Health Care Reform Law, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester through 2031. These Medicare sequester reductions were suspended through June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

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

Under our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that the licensed patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights, including SGT-003 and AVB-202-TT, could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic partnerships and collaborations/licenses” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities that were not registered under the Securities Act during the three months ended March 31, 2023.

Item 5. Other Information

On May 8, 2023, Robert Huffines notified us of his decision to resign from our board of directors, effective June 06, 2023. Mr. Huffines' decision to resign from our board of directors was not due to a disagreement on any matter related to our operations, policies or practices. We greatly appreciate the contributions Mr. Huffines has made to Solid Biosciences.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Employment agreement, dated as of January 25, 2019, by and between Solid Biosciences Inc. and Carl Morris Ph.D (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 13, 2019).

10.2	Employment Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and David Tyronne Howton.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: May 11, 2023	By:	/s/ Alexander Cumbo
Alexander Cumbo
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Kevin Tan
Kevin Tan
Chief Financial Officer (Principal Financial and Accounting Officer)