Form 10-Q
period 2023-06-30
Solid Biosciences Inc.
filed 2023-08-14
CIK 1707502

m`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 08, 2023, the registrant had 20,060,039 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$91,569	$155,384
Available-for-sale securities	68,623	58,338
Prepaid expenses and other current assets	7,283	5,916
Total current assets	167,475	219,638
Operating lease, right-of-use assets	27,841	28,949
Property and equipment, net	7,391	9,657
Other non-current assets	181	175
Restricted cash	1,833	1,833
Total assets	$204,721	$260,252
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,968	$3,238
Accrued expenses	10,509	16,691
Operating lease liabilities	1,853	1,897
Finance liabilities and finance lease liabilities	419	668
Other current liabilities	117	14
Total current liabilities	15,866	22,508
Operating lease liabilities, excluding current portion	23,645	24,279
Finance liabilities and finance lease liabilities, excluding current portion	1,482	1,703
Other non-current liabilities	—	96
Total liabilities	40,993	48,586
Commitments and contingencies (Note 13)
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized at June 30, 2023 and December 31, 2022; 20,044,389 shares issued and outstanding at June 30, 2023 and 19,556,732 shares issued and outstanding at December 31, 2022	20	20
Additional paid-in capital	781,131	774,452
Accumulated other comprehensive income (loss)	14	(68)
Accumulated deficit	(617,437)	(562,738)
Total stockholders’ equity	163,728	211,666
Total liabilities and stockholders’ equity	$204,721	$260,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue - related party	$—	$6,169	$—	$8,094
Operating expenses:
Research and development	19,777	23,180	44,408	43,125
General and administrative	7,129	6,851	14,528	14,203
Restructuring Charges	(63)	1,520	(63)	1,520
Total operating expenses	26,843	31,551	58,873	58,848
Loss from operations	(26,843)	(25,382)	(58,873)	(50,754)
Other income, net:
Interest income, net	1,949	293	3,627	347
Other income (expense), net	265	(3)	547	(13)
Total other income, net	2,214	290	4,174	334
Net loss	$(24,629)	$(25,092)	$(54,699)	$(50,420)
Net loss per share attributable to common stockholders, basic and diluted	$(1.25)	$(3.33)	$(2.79)	$(6.71)
Weighted average shares of common stock outstanding, basic and diluted	19,663,672	7,523,964	19,618,517	7,515,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(24,629)	$(25,092)	$(54,699)	$(50,420)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	9	(71)	82	(77)
Comprehensive loss	$(24,620)	$(25,163)	$(54,617)	$(50,497)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	For the Three Months Ended June 30, 2023
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2023	19,573,132	$20	$776,570	$5	$(592,808)	183,787
Equity-based compensation	—	—	1,944	—	—	1,944
Vesting of restricted stock units	36,321	—		—	—	—
Sales of common stock, net of issuance costs of $65	420,000	—	2,539	—	—	2,539
Issuance of common stock in connection with employee stock purchase plan	14,936	—	78	—	—	78
Unrealized gain on available-for-sale securities	—	—	—	9		9
Net loss	—	—	—	—	(24,629)	(24,629)
Balance at June 30, 2023	20,044,389	$20	$781,131	$14	$(617,437)	$163,728

	For the Six Months Ended June 30, 2023
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	19,556,732	$20	$774,452	$(68)	$(562,738)	211,666
Equity-based compensation	—	—	4,062	—	—	4,062
Vesting of restricted stock units	52,721	—	—	—	—	—
Sales of common stock, net of issuance costs of $65	420,000	—	2,539	—	—	2,539
Issuance of common stock in connection with employee stock purchase plan	14,936	—	78	—	—	78
Unrealized gain on available-for-sale securities	—	—	—	82		82
Net loss	—	—	—	—	(54,699)	(54,699)
Balance at June 30, 2023	20,044,389	$20	$781,131	$14	$(617,437)	$163,728

	For the Three Months Ended June 30, 2022
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2022	7,518,753	$7	$687,640	$(51)	$(502,085)	$185,511
Equity-based compensation	—	—	1,814	—	—	1,814
Vesting of restricted stock units	2,038	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	10,189	—	73	—	—	73
Unrealized loss on available-for-sale securities	—	—	—	(71)	—	(71)
Net loss	—	—	—		(25,092)	(25,092)
Balance at June 30, 2022	7,530,980	$7	$689,527	$(122)	$(527,177)	$162,235

.

	For the Six Months Ended June 30, 2022
	Common Stock	Amount	Additional Paid In capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	7,499,905	$7	$685,006	$(45)	$(476,757)	$208,211
Equity-based compensation	—	—	4,426	—	—	4,426
Exercise of pre-funded warrants	—	—	22	—	—	22
Vesting of restricted stock units	20,885	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	10,190	—	73	—	—	73
Forfeiture of restricted stock awards	—	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(50,420)	(50,420)
Balance at June 30, 2022	7,530,980	$7	$689,527	$(122)	$(527,177)	$162,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(54,699)	$(50,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount) premium on available-for-sale securities	(273)	526
Equity-based compensation expense	4,062	4,426
Depreciation and impairment expense	1,780	1,431
Gain on termination of lease	—	(249)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	962	586
Accounts receivable - related party	—	110
Accounts payable	31	373
Accrued expenses and other current and non-current liabilities	(7,323)	8,229
Deferred revenue- related party, current and non-current	—	(8,080)
Net cash used in operating activities	(55,460)	(43,068)
Cash flows from investing activities:
Purchases of property and equipment	(1,042)	(1,320)
Proceeds from sale and maturities of available-for-sale securities	58,632	92,156
Purchases of available-for-sale securities	(68,562)	(112,688)
Net cash used in investing activities	(10,972)	(21,852)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,539	—
Proceeds from exercise of warrants	—	22
Employee stock purchases and withholding	78	73
Net cash provided by financing activities	2,617	95
Net decrease in cash, cash equivalents and restricted cash	(63,815)	(64,825)
Cash, cash equivalents, and restricted cash at beginning of period	157,217	121,206
Cash, cash equivalents, and restricted cash at end of period	$93,402	$56,381
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$417	$29,126
Decrease in right-of-use asset due to lease termination	$(252)	$(464)
Decrease in property plant and equipment due to asset exchange	$(950)	$—
Property and equipment included in accounts payable and accruals	$141	$600

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through June 30, 2023, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and prefunded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering, follow-on public offering in March 2021 and under its at-the-market sales agreement.

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

During the three months ended June 30, 2023, the Company issued and sold 420,000 shares of its common stock pursuant to the Company's "at-the-market-offering" sales agreement, between us and Jefferies LLC, or Jefferies, or the ATM Sales Agreement. The Company receive net proceeds of $2,539.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of June 30, 2023, the Company had an accumulated deficit of $617,437. During the three and six months ended June 30, 2023, the Company incurred a net loss of $24,629 and $54,699, respectively, and the Company used $55,460 of cash in operations for the six months ended June 30, 2023. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $160,192, excluding restricted cash of $1,833, as of June 30, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

The Company has made estimates of the impact of the recent COVID-19 pandemic within its financial statements and there may be changes to those estimates in future periods. Actual results could differ from the Company’s estimates.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.

Restricted Cash

The Company held restricted cash of $1,833 in a restricted bank account as a security deposit for a lease of the Company’s facilities as of June 30, 2023 and December 31, 2022. The Company has included restricted cash of $1,833 classified as non-current assets as of June 30, 2023 and December 31, 2022. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents as presented on balance sheet	$91,569	$155,384	$54,311	$119,136
Restricted cash, current, as presented on balance sheet	—	—	237	—
Restricted cash, non-current, as presented on balance sheet	1,833	1,833	1,833	2,070
Cash and cash equivalents and restricted cash as presented on cash flow statement	$93,402	$157,217	$56,381	$121,206

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

3. License and Research Agreements

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

In addition, the Company is entitled to certain milestone payments, royalties and profit sharing for each Licensed Product dependent on the Company's election to exercise a Development Option or Income Share Options as defined in the Collaboration Agreement.

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

Stock Purchase Agreement

In connection with the execution of the Collaboration Agreement, Ultragenyx and the Company also entered into a stock purchase agreement (the “Stock Purchase Agreement”) on the Effective Date, pursuant to which the Company issued and sold 521,719 shares of its common stock (the “Shares”) to Ultragenyx at a price of $76.6695 per share for an aggregate purchase price of approximately $40,000. The Stock Purchase Agreement contains customary representations, warranties and covenants of each of the parties thereto. Following the sale of the Shares, Ultragenyx beneficially owned approximately 14.45% of the Company’s outstanding common stock. As of June 30, 2023, Ultragenyx beneficially owned approximately 2.6% of the Company’s outstanding common stock.

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

During the three and six months ended June 30, 2023, the Company did not recognize any related party collaboration revenue associated with its collaboration with Ultragenyx. During the three and six months ended June 30, 2022, the Company recognized $6,169 and $8,094, respectively, of related party collaboration revenue.

As of June 30, 2023 and December 31, 2022, there was $0 of deferred revenue related to the Collaboration Agreement. Additionally, as of June 30, 2023 and December 31, 2022, there was $0 of related party collaboration receivables related to reimbursable costs expected to be received from Ultragenyx for research and development services performed.

Costs incurred relating to the Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and six months ended June 30, 2023 and three and six months ended June 30, 2022.

Maugeri License Agreement

On June 29, 2023 the Company entered into a license agreement (the “Agreement”) with ICS Maugeri S.p.A. SB ("Maugeri"), to focus on the development and commercialization of cardiac-related products by the Company based on Maugeri's inventions. Pursuant to the Agreement, Maugeri granted the Company an exclusive worldwide sublicensable license in certain Maugeri patent rights, including existing patent rights, and those in any improvements or know-how made in performance of the Agreement, and a non-exclusive worldwide sublicensable license in certain Maugeri know-how, including existing know-how, and on any improvement thereto, in each case, subject to certain conditions, that is necessary or reasonably useful to develop the licensed products under the terms of the Agreement. The Company will conduct certain activities agreed to by the parties with respect to the research and development of licensed products. A condition precedent to the effectiveness of the Agreement is regulatory review in Italy, which the Company anticipates will occur in the third quarter of 2023.

The Company has agreed to pay to Maugeri an upfront license fee of €1,500 which was recorded as research and development expense during the second quarter of 2023. Additionally, the Company agreed to cumulative developmental, regulatory, and commercial milestone payments of up to €15,000, cumulative sales milestone payments of up to €15,000, upon achievement of specified milestone events, and tiered royalties on worldwide net sales in the low-to-mid-single-digits.

The Agreement continues until the latest expiry of (i) the last valid claim (as defined in the Agreement), (ii) regulatory exclusivity, and (iii) all payment obligations. Either party may terminate the agreement for the other party’s uncured material breach. The Company may also terminate the agreement in its sole discretion upon 60 days’ prior written notice to Maugeri and payment of a fee.

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

The Company incurred acquisition related costs of $0 for the three and six months ended June 30, 2023.

The fair value was determined utilizing the fair value hierarchy as described in Note 2 and Note 5 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

5. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$65,134	$—	$65,134
Available-for-sale securities	—	68,623	—	68,623
	$—	$133,757	$—	$133,757

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$69,374	$—	$69,374
Available-for-sale securities	—	58,338	—	58,338
	$—	$127,712	$—	$127,712

As of June 30, 2023 and December 31, 2022, the fair values of the Company’s cash equivalents and available-for-sale securities were determined using Level 2 inputs. During the six months ended June 30, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

6. Available-for-Sale Securities

As of June 30, 2023, the fair value of available-for-sale securities by type of security was as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Treasury bills	$68,609	$14	$—	$68,623
	$68,609	$14	$—	$68,623

As of December 31, 2022, the fair value of available-for-sale securities by type of security was as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Treasury bill	$34,780	$—	$(30)	$34,750
Corporate bond securities	23,626	—	(38)	23,588
	$58,406	$—	$(68)	$58,338

The estimated fair value and amortized cost of the Company’s available-for-sale securities as of June 30, 2023 by contractual maturity are summarized as follows:

	June 30, 2023
	Amortized Cost	Fair Value
Due in one year or less	$68,609	$68,623
Total available-for-sale securities	$68,609	$68,623

The weighted average maturity of the Company’s available-for-sale securities as of June 30, 2023 was approximately 0.4 years.

The estimated fair value and amortized cost of the Company’s available-for-sale securities as of December 31, 2022 by contractual maturity are summarized as follows:

	December 31, 2022
	Amortized Cost	Fair Value
Due in one year or less	$58,406	$58,338
Total available-for-sale securities	$58,406	$58,338

The weighted average maturity of the Company’s available-for-sale securities as of December 31, 2022 was approximately 0.5 years.

7. Property and Equipment

Property and equipment consists of the following:

	June 30, 2023	December 31, 2022
Furniture and fixtures	$936	$868
Laboratory equipment	15,853	16,416
Leasehold improvements	481	384
Computer equipment	677	677
Computer software	553	553
Construction in process	451	1,715
	18,951	20,613
Less accumulated depreciation	11,560	10,956
	$7,391	$9,657

Depreciation expense was $703 and $1,406 for the three and six months ended June 30, 2023, respectively. Depreciation expense was $722 and $1,431 for the three and six months ended June 30, 2022, respectively. During three and six months ended June 30, 2023, the Company recognized an impairment loss of $0 and $374, respectively. During each of the three and six months ended June 30, 2022, the Company recognized an impairment loss of $0.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2023	December 31, 2022
Prepaid research and development expenses	$4,385	$2,913
Prepaid expenses and other assets	2,898	3,003
	$7,283	$5,916

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Accrued research and development	$4,991	$3,033
Accrued compensation	3,920	8,370
Accrued other	1,598	5,288
	$10,509	$16,691

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

During the three months ended June 30, 2023, the Company issued and sold 420,000 shares of its common stock pursuant to the Company's "at-the-market offering" sales agreement, between the Company and Jefferies LLC. The Company received net proceeds of $2,539.

11. Equity-Based Compensation

In connection with the closing of the Company’s initial public offering, the Board of Directors and stockholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”), which provides for the reservation of 333,400 shares of common stock for equity awards. On June 16, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (as amended or restated, the “2020 Plan”) which consisted of, at the time of approval (i) 200,000 shares of common stock and (ii) additional shares of common stock (up to 325,268) as is equal to (i) the number of shares reserved under the 2018 Plan that remain available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by the Company’s stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. As of the effective date of the 2020 Plan, no further awards will be made under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective and are governed by their existing terms. In June 2021, the Company’s stockholders approved an amendment to the 2020 Plan to reserve an additional 466,666 shares of common stock for issuance under the plan. On December 1, 2022, the Company's stockholders approved an amendment and restatement of the 2020 Plan to (i) increase the number of shares of common stock reserved for issuance under the plan by 866,666 shares to 1,533,333 shares, subject to adjustment in the event of stock splits and other similar events, (ii) provide for an annual increase, to be added on the first day of each fiscal year during the term of the plan, beginning with the fiscal year ending December 31, 2023, of 5% of the number of shares of common stock outstanding on the first day of such fiscal year or a lesser number of shares determined by the Board of Directors, (iii) provide that up to 1,858,601 shares of common stock may be granted as “incentive stock options” under the 2020 Plan, (iv) extend the term of the plan to December 1, 2032 and (v) revise certain provisions of the plan relating to the Board of Director’s ability to delegate authority to make awards under the plan. Under the 2020 Plan, stock options may not be granted at less than fair value on the date of grant. As of June 30, 2023, 838,659 shares remained available for future issuance under the 2020 Plan.

In June 2021, the Company's stockholders also approved the 2021 Employee Stock Purchase Plan (“ESPP”), which provides for 73,525 shares to be available for purchase by eligible employees according to its terms. The first offering period under the ESPP commenced on September 1, 2021. On June 6, 2023, the Company's stockholders approved an amendment and restatement of the ESPP to (i) increase the number of shares of common stock reserved for issuance under the ESPP from 73,525 to 473,525 and (ii) provide for an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2024 and ending with the fiscal year ending December 31, 2033, equal to the least of (a) 293,597 shares of common stock, (b) one percent (1%) of the outstanding shares of common stock on such date and (c) the number of shares of common stock determined by the Board of Directors. As of June 30, 2023, 426,503 shares remained available for future issuance under the ESPP.

During the three and six months ended June 30, 2023, the Company granted options to purchase 226,500 and 922,096 shares of common stock under the 2020 Plan and options to purchase 0 and 90,000 shares of common stock as an inducement award in accordance with Nasdaq Listing Rule 5635(c)(4), respectively. During the three and six months ended June 30, 2022, the Company granted options to purchase 127,167 and 301,905 shares of common stock, respectively. During the three and six months ended June 30, 2023, the Company granted 181,945 and 556,822 restricted stock units under the 2020 Plan and 0 and 45,000 restricted stock units as an inducement award in accordance with Nasdaq Listing Rule 5635(c)(4), respectively. During the three and six months ended June 30, 2022, the Company granted 65,283 and 162,050 restricted stock units, respectively.

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$710	$394	$1,608	$1,574
General and administrative	1,234	1,420	2,454	2,852
Total	$1,944	$1,814	$4,062	$4,426

12. Income Taxes

During the three and six months ended June 30, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits and orphan drug credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2023 and December 31, 2022, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of June 30, 2023 and December 31, 2022, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation tax years beginning with the year ended December 31, 2019 are open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

13. Commitments and Contingencies

Letter of Credit

The Company had an outstanding letter of credit in the amount of $1,833 at June 30, 2023 and December 31, 2022, which was required as a condition of the Company’s office and laboratory lease.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2023 and December 31, 2022.

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of June 30, 2023.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(24,629)	$(25,092)	$(54,699)	$(50,420)

The denominator is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average shares of common stock outstanding, basic and diluted	19,663,672	7,523,964	19,618,517	7,515,673

Net loss per share attributable to common stockholders, basic and diluted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss per share attributable to common stockholders	$(1.25)	$(3.33)	$(2.79)	$(6.71)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect for the three and six months ended June 30, 2023:

	2023	2022
Options to purchase shares of common stock	2,229,684	1,433,968
Unvested restricted stock units	963,724	512,557
	3,193,408	1,946,525

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

November 2022 Plan

In November 2022, the Company’s Board of Directors approved a plan to reduce the Company’s workforce by approximately 18 percent. These reductions were completed by December 5, 2022. This plan was designed to streamline the Company’s operating structure following the Acquisition. The Company recorded a restructuring charge in the fourth quarter of 2022 of $5,658 related to the reduction in force, consisting of severance and other employee termination benefits. The Company paid $2,903 of this amount during the six months ended June 30, 2023 and $1,737 during the year ended December 31, 2022. The Company expects that approximately the remaining $1,018 will be paid by the first quarter of 2024.

One-Time Employee Termination Benefits	April 2022	November 2022
Accrued restructuring charges as of December 31, 2021	$—	$—
Accrual recorded as a result of restructuring charges	1,520	5,658
Amounts paid during the period	(1,520)	(1,737)
Accrued restructuring charges as of December 31, 2022	$—	$3,921
Accrual recorded as a result of restructuring charges	—	—
Amounts paid during the period	—	(2,903)
Accrued restructuring charges as of June 30, 2023	$—	$1,018

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

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $24.6 million and $54.7 million for the three and six months ended June 30, 2023, respectively, and $25.1 million and $50.4 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $617.4 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

As of June 30, 2023, we had cash, cash equivalents, and available-for-sale securities of $160.2 million, excluding restricted cash of $1.8 million. We believe that our cash, cash equivalents, and available-for-sale securities as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

The recent COVID-19 pandemic caused federal, state, and local governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restriction and bans, heightened border scrutiny and other measures. The full extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments that are highly uncertain, including the actions taken to contain it or treat its impact and the impact on our preclinical development, employees, vendors and suppliers, all of which are uncertain and cannot be predicted. We will continue to monitor the situation closely.

Financial operations overview

Revenue

Collaboration revenue - related party

Collaboration revenue was $0 for the six months ended June 30, 2023 compared to $8.1 million for the six months ended June 30, 2022. We recognized this revenue related to research services and cost reimbursement from the collaboration and license agreement, or the Collaboration Agreement, with Ultragenyx Pharmaceutical Inc., or Ultragenyx. No other research and development has commenced under this agreement.

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

Research and development activities are central to our business model. We are still in the early stages of development of our candidates. For example, we expect to submit an IND for SGT-003 in the second half of this year to allow us to initiate clinical development. In addition, we plan to initiate preclinical proof of concept dose ranging studies for AVB-401 in the second half of this year. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future if and as we initiate clinical trials for SGT-003, AVB-202-TT, AVB-401 or any other future candidates and continue to identify and develop additional candidates.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
SGT-001	$552	$12,519	$3,071	$18,220
SGT-003	5,759	1,278	14,907	3,433
Other development programs	2,828	224	4,832	1,154
Unallocated research and development expenses
Personnel related expenses	5,673	6,001	12,926	14,283
External expenses	4,965	3,158	8,672	6,035
Total unallocated research and development expenses	10,638	9,159	21,598	20,318
Total research and development expenses	$19,777	$23,180	$44,408	$43,125

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

During the six months ended June 30, 2023, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase	%
(in thousands)	2023	2022	(decrease)	Change
Collaboration revenue - related party	$—	$6,169	$(6,169)	(100)%
Operating expenses:
Research and development	19,777	23,180	(3,403)	(15)%
General and administrative	7,129	6,851	278	4%
Restructuring Charges	(63)	1,520	(1,583)	(104)%
Total operating expenses	26,843	31,551	(4,708)	(15)%
Loss from operations	(26,843)	(25,382)	(1,461)	(6)%
Interest income, net	1,949	293	1,656	565%
Other income (expense), net	265	(3)	268	8933%
Total other income, net	2,214	290	1,924	663%
Net loss	$(24,629)	$(25,092)	$463	2%

Collaboration revenue - related party

There was no collaboration revenue for the three months ended June 30, 2023, compared to $6.2 million of collaboration revenue for the three months ended June 30, 2022. The decrease in collaboration revenue was related to the completion of research and development services contemplated under the Collaboration Agreement during the second quarter of fiscal year 2022, resulting in the recognition of the remaining deferred revenue recorded at the time the Collaboration Agreement was executed. No other research and development has commenced under this agreement.

Research and development expenses

	Three Months Ended June 30,		Increase	%
(in thousands)	2023	2022	(decrease)	Change
SGT-001	$552	$12,519	$(11,967)	(96)%
SGT-003	5,759	1,278	4,481	351%
Other development programs	2,828	224	2,604	1163%
Unallocated research and development expenses
Personnel related expenses	5,673	6,001	(328)	(5)%
External expenses	4,965	3,158	1,807	57%
Total unallocated research and development expenses	10,638	9,159	1,479	16%
Total research and development expenses	$19,777	$23,180	$(3,403)	(15)%

Research and development expenses for the three months ended June 30, 2023 were $19.8 million, compared to $23.2 million for the three months ended June 30, 2022. The decrease of $3.4 million in research and development expenses was primarily due to a $12.0 million decrease in costs for SGT-001 due to our decision to prioritize development of SGT-003, offset by a $4.5 million increase in SGT-003 for manufacturing and non-clinical study costs, a $2.6 million increase in other development programs, and a $1.8 million increase in external expenses.

General and administrative expenses

General and administrative expenses were $7.1 million for the three months ended June 30, 2023, compared to $6.9 million for the three months ended June 30, 2022. The increase of $0.3 million was primarily related to a $0.3 million increase in IT related costs and a $0.2 million increase in professional services costs, offset by a $0.2 million decrease in insurance costs.

Restructuring charges

Restructuring charges were $(0.6) for the three months ended June 30, 2023, compared to $1.5 million for the three months ended June 30, 2022. The restructuring charges related to severance and other employee-related costs in connection with the restructurings that occurred in April 2022.

Other income (expense), net

Other income, net was $2.2 million for the three months ended June 30, 2023, compared to $0.3 million for the three months ended June 30, 2022. The activity was primarily related to the increase in interest income on available-for-sale securities included within our portfolio.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Increase	%
(in thousands)	2023	2022	(decrease)	Change
Collaboration revenue - related party	$—	$8,094	$(8,094)	(100)%
Operating expenses:
Research and development	44,408	43,125	1,283	3%
General and administrative	14,528	14,203	325	2%
Restructuring charges	(63)	1,520	(1,583)	100%
Total operating expenses	58,873	58,848	25	0%
Loss from operations	(58,873)	(50,754)	(8,119)	(16)%
Other income (expense), net	4,174	334	3,840	1150%
Net loss	$(54,699)	$(50,420)	$(4,279)	(8)%

Collaboration revenue - related party

There was no collaboration revenue for the six months ended June 30, 2023, compared to $8.1 million of collaboration revenue for the six months ended June 30, 2022. The decrease in collaboration revenue was related to the completion of research and development services contemplated under the Collaboration Agreement during the second quarter of fiscal year 2022, resulting in the recognition of the remaining deferred revenue recorded at the time the Collaboration Agreement was executed. No other research and development has commenced under this agreement.

Research and development expenses

	Six Months Ended June 30,		Increase
(in thousands)	2023	2022	(decrease)
SGT-001	$3,071	$18,220	$(15,149)
SGT-003	14,907	3,433	11,474
Other product candidates	4,832	1,154	3,678
Unallocated research and development expenses
Personnel related expenses	12,926	14,283	(1,357)
External expenses	8,672	6,035	2,637
Total unallocated research and development expenses	21,598	20,318	1,280
Total research and development expenses	$44,408	$43,125	$1,283

Research and development expenses for the six months ended June 30, 2023 were $44.4 million, compared to $43.1 million for the six months ended June 30, 2022. The increase of $1.3 million in research and development expenses was primarily due to a $11.5 million increase in manufacturing and related costs for SGT-003, a $3.7 million increase in costs for other development programs, and a $2.6 million increase in external expenses, offset by a $15.2 million decrease in manufacturing and related costs for SGT-001.

General and administrative expenses

General and administrative expenses were $14.5 million for the six months ended June 30, 2023, compared to $14.2 million for the six months ended June 30, 2022. The increase of $0.3 million was primarily related to a $0.4 million increase in professional services costs and a $0.3 million increase in IT related costs, offset by a $0.4 million decrease in insurance costs.

Restructuring charges

Restructuring charges were $(0.6) for the three months ended June 30, 2023, compared to $1.5 million for the six months ended June 30, 2022. The restructuring charges related to severance and other employee-related costs in connection with the restructurings that occurred in April 2022.

Other income (expense), net

Other income, net was $4.2 million for the six months ended June 30, 2023 compared to other expense of $0.3 million for the six months ended June 30, 2022. The activity was primarily related to the increase in interest income on available-for-sale securities included within our portfolio.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of common stock and prefunded warrants to purchase shares of our common stock in private placements and the sale of common stock in our initial public offering, a follow-on public offering and sales of common stock under our "at-the market offering" sales agreement, dated March 13, 2019 and as amended on August 16, 2021, by and between us and Jefferies LLC, or Jefferies, or the ATM Sales Agreement. Through June 30, 2023, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $546.4 million of net proceeds from the sale of our common stock through public offerings, including our IPO, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreement with Ultragenyx, as detailed in the following paragraphs.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended in August 2021, under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the year ended December 31, 2022, we did not sell any shares pursuant to the ATM Sales Agreement. During the three and six months ended June 30, 2023, we sold 420,000 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $2.5 million.

On December 2, 2022, we issued and sold 10,638,290 shares of our common stock at a price per share of $7.05 in a private placement, or the December 2022 Private Placement, which closed immediately following the Acquisition. We received $72.6 million of net proceeds from the December 2022 Private Placement after deducting offering costs.

As of June 30, 2023, we had cash, cash equivalents and available-for-sale securities of $160.2 million, excluding restricted cash of $1.8 million, and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash used in operating activities	$(55,460)	$(43,068)
Cash used in investing activities	(10,972)	(21,852)
Cash provided by financing activities	2,617	95
Net decrease in cash, cash equivalents and restricted cash	$(63,815)	$(64,825)

Operating activities

During the six months ended June 30, 2023, operating activities used $55.5 million of cash, primarily resulting from our net loss of $55.0 million and changes in our operating assets and liabilities of $6.3 million, partially offset by non-cash charges of $5.6 million. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2023 consisted of an decrease in accrued expenses and other current and non-current liabilities of $7.3 million, partially offset by a decrease in prepaid and other assets of $1.0 million. Non-cash activities were driven by equity-based compensation of $4.1 million and depreciation and impairment expense of $1.8 million, partially offset by amortization on available-for-sale securities of $0.3 million.

During the six months ended June 30, 2022, operating activities used $43.1 million of cash, primarily resulting from our net loss of $50.4 million partially offset by cash provided by changes in our operating assets and liabilities of $1.2 million offset by non-cash charges of $6.1 million. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2022 consisted primarily of a decrease in prepaid expenses and other assets of $0.6 million, an increase in accrued expenses and other current and non-current liabilities of $8.2 million, an increase in accounts payable of $0.4 million and a decrease in accounts receivable of $0.1 million, partially offset by a decrease in deferred revenue of $8.1 million. Non-cash activities were driven by equity-based compensation of $4.4 million, depreciation expense of $1.4 million and amortization of available-for-sale securities of $0.5 million, partially offset from the gain on lease termination of $0.2 million.

Investing activities

During the six months ended June 30, 2023, investing activities used $11.0 million of cash, resulting from the purchases of available-for sale securities of $68.6 million and the purchases of property plant and equipment of $1.0 million, partially offset by the maturity of available-for sale securities of $58.6 million.

During the six months ended June 30, 2022, investing activities used $21.9 million of cash, resulting from the sale or maturity of available-for-sale securities of $112.7 million and the purchases of property plant and equipment of $1.3 million, partially offset by the maturity of available-for-sale securities of $92.1 million.

Financing activities

During the six months ended June 30, 2023, financing activities provided $2.6 million of cash, resulting from the proceeds from the issuance of common stock of $2.5 million and purchases of shares under the Company's 2021 Employee Stock Purchase Plan, or ESPP Plan.

During the six months ended June 30, 2022, financing activities provided $0.1 million of cash resulting from the exercise of pre-funded warrants and the purchase of shares under the ESPP plan.

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

As of June 30, 2023, we had cash, cash equivalents and available-for-sale securities of $160.2 million, excluding restricted cash of $1.8 million. Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2023 will be sufficient to fund our operating expenses and capital requirements into 2025. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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
•
the extent to which we acquire or in-license other candidates, technologies and intellectual property; and
•
if and as we need to adapt our business in response to the recent COVID-19 pandemic or other pandemics and collateral consequences related thereto.

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

Contractual obligations and commitments

During the six months ended June 30, 2023, there were no material changes to our contractual obligations and commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2023, our cash equivalents consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. As of June 30, 2023, our investments consisted of treasury bills and corporate bond securities that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 2, 2022, we completed our acquisition, or the Acquisition, of AavantiBio, Inc., or AavantiBio, a privately held gene therapy company focused on transforming the lives of patients with Friedreich's ataxia, or FA, and rare cardiomyopathies. Upon the consummation of the Acquisition, we acquired AavantiBio’s pipeline programs which included programs for the treatment of FA and BAG3 mediated dilated cardiomyopathy, as well as additional assets for the treatment of undisclosed cardiac diseases. Our ability to realize the anticipated benefits of the Acquisition will depend, to a large extent, on our ability to integrate AavantiBio and these programs into our business and business strategy and realize anticipated growth opportunities and synergies. We have devoted and will continue to devote significant management attention and resources to integrating the business practices and operations of AavantiBio into ours. We may fail to realize some or all of the anticipated benefits of the Acquisition, including if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include the following:

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

Since inception, we have incurred significant net losses. Our net loss was $54.7 for the six months ended June 30, 2023. Our net losses were $86.0 million and $72.2 million for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $617.4 million. To date, we have devoted substantially all of our efforts to research and development, including clinical development of our gene transfer candidate, SGT-001, which we are no longer developing, and preclinical development of our gene transfer candidate, SGT-003, as well as to building out our management team and infrastructure. Following the Acquisition, we began devoting efforts to preclinical development of our FA and cardiac programs. We expect that it could be several years before we have a commercialized product, and we may never have a commercialized product. We expect to continue to incur significant expenses and see continued operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, SGT-003, AVB-202-TT, AVB-401 and other future candidates and otherwise integrate the operations of AavantiBio into our business. In addition, if we obtain marketing approval for SGT-003, AVB-202-TT, AVB-401 or other future candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2023, will be sufficient to fund our operating expenses and capital requirements into 2025, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of SGT-003, AVB-202-TT, AVB-401 and other future candidates.

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
•
the extent to which we acquire or in-license other candidates, technologies and intellectual property; and
•
if and as we need to adapt our business in response to the recent COVID-19 pandemic or other pandemics and collateral consequences related thereto.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to submit a new drug application, or NDA, or biologic license application, or BLA, or obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenue, if any, will be derived from or based on sales of product candidates that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to the recent COVID-19 pandemic and geopolitical events, including civil or political unrest. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

Public health emergencies or pandemics, including the recent COVID-19 pandemic, may affect our ability to initiate and complete current or future preclinical studies or clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic may continue to adversely impact economies worldwide, which could result in adverse effects on our business and operations.

Public health emergencies or pandemics, including the COVID-19 pandemic, could adversely affect our business, financial condition, results of operations, and prospects.

We and our third-party manufacturers for supply of drug product for our candidates, and prospective contract research organizations, or CROs, may face disruptions as a result of such pandemics that may affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of drug product for our candidates, and laboratory supplies for our current and future preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We and our third-party manufacturers, and prospective CROs, may face disruptions related to future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites.

We may also face difficulties recruiting or enrolling patients for our clinical trials if patients are affected by the recent COVID-19 pandemic or other public health emergencies or are fearful of visiting or traveling to, or unable to travel to, clinical trial sites. For example, we experienced a few missed or postponed patient visits in our IGNITE DMD trial due to site closures early in the COVID-19 pandemic.

The response to public health emergencies or pandemics may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

The recent COVID-19 pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the recent pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations.

Finally, in response to the recent COVID-19 pandemic, the FDA issued numerous guidance documents to govern and facilitate the study and development of biologic products during the pandemic. The public health emergency declarations related to COVID-19 ended on May 11, 2023. The FDA ended twenty-two COVID-19-related policies on May 11, 2023 and allowed twenty-two to continue for 180 days. The FDA plans to retain twenty-four COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

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

SGT-003, AVB-202-TT, and AVB-401 have not yet been studied in human patients. During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the product candidate being studied caused these conditions. For instance, we reported a serious adverse event in IGNITE DMD, which resulted in a clinical hold in November 2019, which has since been resolved. In April 2021, a patient treated with SGT-001 in IGNITE DMD experienced a systemic inflammatory response classified as a serious adverse event and considered by the investigator to be drug related.

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

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other clinical trials. The FDA convened the Cellular, Tissue, and Gene Therapies Advisory Committee in September 2021 to discuss toxicity risks of AAV based gene therapy products and discussed risks included oncogenicity risks due to vector genome integration, hepatotoxicity, thrombotic microangiopathy, and neurotoxicity (especially related to dorsal root ganglion toxicity). While new recombinant vectors have been developed with the intent to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. More recently, there have been reports of significant adverse side effects, including muscle weakness and myocarditis, in clinical trials of other gene therapy treatments for Duchenne that may be related to the type and location of the specific gene mutation causing the disease. One clinical trial sponsor reported a death, preceded by hypovolemia and cardiogenic shock, of a non-ambulatory Duchenne subject with advanced disease and cardiac dysfunction. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Additionally, in previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a positive ELISPOT test associated with T-cell responses, which is of unclear clinical translatability. If T-cells are activated, the cellular immune response system may trigger the removal of transduced cells. If our gene transfer candidates demonstrate a similar effect or other undesirable side effects, we may decide or be required to halt or delay further clinical development of SGT-003, AVB-202-TT, AVB-401 or other future candidates involving AAV vectors for gene therapy.

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

Additional adverse side effects may be observed following administration of any AAV gene therapy, including SGT-003 or other current or future candidates. For example, integration of AAV DNA into the host cell’s genome has been reported to occur. Not all contemplated AAV delivery systems have been validated in human clinical trials previously, such as AAV-SLB101, which is a novel capsid. If a delivery system does not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of SGT-003 or other current or future candidates. The FDA convened the Cellular, Tissue, and Gene Therapies Advisory Committee in September 2021 to discuss toxicity risks of AAV based gene therapy products. Discussed risks included oncogenicity risks due to vector genome integration, hepatotoxicity, thrombotic microangiopathy, and neurotoxicity (especially related to dorsal root ganglion toxicity). If any such adverse side effects were to occur in the future and we are unable to demonstrate that they were not caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, SGT-003 or any other future candidate for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the clinical trial. Patients will also create antibodies to the AAV vector and a second administration of gene transfer might not be safe or successful.

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

From time to time, we may announce or publish preliminary or interim data from clinical trials. Positive preliminary or interim data may not be predictive of such trial’s subsequent or overall results. Preliminary or interim data are subject to the risk that one or more of the outcomes may materially change as more data becomes available. Additionally, preliminary or interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Therefore, positive preliminary or interim data in any ongoing clinical trial may not be predictive of such results in the completed trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. As a result, preliminary or interim data that we report may differ from future results from the same clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, preliminary or interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to preliminary or interim data could significantly harm our business prospects.

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
•
imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, or after an inspection of our clinical trial operations, trial sites or manufacturing facilities or otherwise;
•
occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;
•
delays as a result of the recent COVID-19 pandemic or from the outbreak of another pandemic or contagious disease or other global instability could delay the initiation or rate of completion of any clinical trial; or
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

Identifying and qualifying patients to participate in any clinical trials of SGT-003, AVB-202-TT, AVB-401 and other future candidates are critical to our success. Because of our primary focus on rare diseases, we may have difficulty enrolling a sufficient number of eligible patients. The timing of any clinical trials depends on our ability to recruit patients to participate as well as complete required follow-up periods. If patients are unwilling or unable to participate in our gene therapy clinical trials, including because of negative publicity from adverse events related to our candidates, other approved gene therapies or the biotechnology or gene therapy fields, or due to competitive clinical trials or approvals for similar patient populations, clinical trials in products employing our vector or our platform or for other reasons, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval of SGT-003, AVB-202-TT, AVB-401 or our other candidates may be delayed. We may also experience delays if patients withdraw from the clinical trial or do not complete the required monitoring period. Furthermore, we may face difficulties in recruiting patients to enroll in, or once enrolled, retaining patients in future clinical trials if they or their caretakers are affected by the recent COVID-19 virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the recent COVID-19 pandemic or other unforeseen events. These delays could result in increased costs, delays in advancing SGT-003, AVB-202-TT, AVB-401 or other future candidates, delays in testing the effectiveness of SGT-003, AVB-202-TT, AVB-401 and other future candidates or termination of clinical trials altogether.

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

The FDA has issued various guidance documents regarding gene therapies, including final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders, as well as final guidance in October 2022 for Human Gene Therapy for Neurodegenerative Diseases. In July 2023, the FDA has also issued draft guidance on comparability requirements for manufacturing changes in gene therapy product. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, for AAV vectors specifically, the FDA typically recommends that sponsors continue to monitor participants for potential gene therapy-related adverse events for up to a 5-year period. Other types of gene therapy or gene editing products may require longer follow up, potentially up to a maximum 15-year period.

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

In addition, under the FDA September 2021 guidance for interpreting sameness of gene therapy products under the orphan drug regulations, even after an orphan drug is approved, the FDA can subsequently approve a similar product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

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

If a therapy is intended for the treatment of a serious condition and nonclinical or clinical data demonstrates the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA fast track designation. However, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program or if the unmet need has been fulfilled with the approval of another product. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Disruptions may result also from the continuation of the recent COVID-19 pandemic or any similar event that may occur in the future. During the recent COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. The FDA has now indicated that it can and will conduct timely reviews of applications for medical in line with its user fee performance goals, including conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, in the event of a resurgence of the COVID-19 pandemic or a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to the recent COVID-19 pandemic and may also experience delays in their regulatory activities.

We face significant competition and our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our ability to successfully market or commercialize SGT-003, AVB-202-TT, AVB-401 or other future candidates.

We operate in a highly competitive segment of the biopharmaceutical market. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of product candidates, including gene therapies, in development for Duchenne and FA or dilated cardiomyopathy. Additionally, on June 22, 2023 Sarepta Therapeutics, Inc. announced FDA accelerated approval ELEVIDYSTM (delandistrogene moxeparvovec-rokl) suspension, for intravenous infusion for the treatment of ambulatory pediatric patients aged 4 through 5 with Duchenne with a confirmed mutation in the DMD gene. Many of our competitors have significantly greater financial, product candidate development, manufacturing and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and mergers and acquisitions within these industries may result in even more resources being concentrated among a smaller number of larger competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

For example, we are aware of several companies and research institutions conducting clinicals trials of product candidates focused on systemic gene transfers for Duchenne, including Sarepta Therapeutics, Inc. with its ELEVDYS product currently in Phase III clinical development for the completion of a confirmatory trial under the accelerated pathway, Pfizer Inc. with a product candidate currently in Phase III clinical development, Genethon with a product candidate currently in a Phase I/II/III clinical trial, and REGENXBIO Inc., with a product candidate currently in Phase I/II clinical development. In February 2023, Reata Pharmaceuticals announced FDA approval of SKYCLSRYSTM (omaveloxolone) capsules for oral use for the treatment of FA in adults and adolescents aged 16 years and older. We are also aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfer for cardiomyopathy associated with FA, including Lexeo Therapeutics with a product candidate currently in a Phase I/II clinical trial.

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

The success of our business depends upon our ability to develop and commercialize SGT-003, AVB-202-TT, AVB-401 and other future candidates. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential than SGT-003, AVB-202-TT, AVB-401 or other future candidates. For example, in January 2020, in connection with implementing our strategic plan to create a leaner company focused on advancing SGT-001, we curtailed certain activities supporting our other research and development programs. Similarly, in April 2022, we announced a reorganization of our corporate operations to prioritize the advancement of our key programs, and we focused our research and development activities to those related to our SGT-001 and SGT-003 programs. Subsequent to that, in September 2022, we announced that we would be pausing activities for SGT-001, which we are now no longer developing.

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

We currently rely on third-party manufacturers for SGT-003 and plan to rely on third-party manufacturers for our AVB-202-TT and AVB-401 programs. In order to produce sufficient quantities of for clinical trials and initial U.S. commercial demand, we have and will continue to further optimize and increase the capacity of our manufacturing process at our third-party manufacturers. We may need to make changes to our manufacturing processes, beyond implementation of a transient transfection-based manufacturing process. We may not be able to produce sufficient quantities of drug product due to several factors, including equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, a public health issue (for example, an outbreak of a contagious disease such as the recent COVID-19 pandemic), disruption in utility services, human error or disruptions in the operations of our suppliers. For example, we have not released a manufacturing lot for clinical supply utilizing the transient transfection-based manufacturing process and may experience variability with respect to the success and yield between lots that will require continued engagement in process development activities to improve the reproducibility, reliability, quality and consistency of yields of the manufacturing process. Additional manufacturing runs will be required to produce necessary or adequate supply for our future clinical trials and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT-003 and other current and future candidates could be delayed, and we could incur additional expense. Any such failure could delay or prevent our IND or commercialization of SGT-003 or other current and future candidates.

If supply from a manufacturing facility is interrupted, including as a result of equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, the recent COVID-19 pandemic or another public health issue, disruption in utility services or human error, there could be a significant disruption in supply of SGT-003 or other current and future product candidates. In such instance, we may need to locate appropriate replacement third-party manufacturers, and we may not be able to enter into arrangements with such additional third-party manufacturers on favorable terms or at all. Use of new third-party manufacturers could increase the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates.

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
•
the efficacy and potential and perceived advantages of SGT-003, AVB-202-TT and AVB-401 over alternative treatments;
•
the cost of treatment relative to alternative treatments;
•
the clinical indications for which SGT-003, AVB-202-TT and AVB-401 is approved by the FDA, the European Commission or other regulatory authorities, as applicable;
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

In particular, our success will depend upon physicians who specialize in the treatment of Duchenne, FA and our cardiac pipeline indications, prescribing treatments that involve the use of viral vectors in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion may delay or impair the development and commercialization or demand for any product candidate we may develop. A public backlash developed against gene therapy following the death of a patient in 1999 during a gene therapy clinical trial of research subjects with ornithine transcarbamylase, or OTC, deficiency, a rare disorder in which the liver lacks a functional copy of the OTC gene. The death of the clinical trial subject was due to complications of adenovirus vector administration. Dr. James M. Wilson, former chair of our Scientific Advisory Board, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of the University of Pennsylvania. Serious adverse events in our clinical trials, including the events that led to the previously-lifted clinical holds on IGNITE DMD or other clinical trials involving gene transfer products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of SGT-003, AVB-202-TT, AVB-401 and our other future product candidates, stricter labeling requirements for SGT-003, AVB-202-TT, AVB-401 and our other future candidates, if approved, and a decrease in demand for SGT-003, AVB-202-TT, AVB-401 and our other future candidates.

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

In addition to legislative changes resulting from the passage of the Health Care Reform Law, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester through 2031. These Medicare sequester reductions were suspended through June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

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

Although the previous administration took actions to undermine or delay implementation of the Health Care Reform Law, President Biden rescinded those actions with the issuance of an Executive Order on January 28, 2021 which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the Health Care Reform Law that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the Health Care Reform Law; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the recent COVID-19 pandemic.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the generation, handling, use, storage, treatment, manufacture, transportation and disposal of, and exposure to, hazardous materials and wastes, as well as laws and regulations relating to occupational health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and viruses and other biologic materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages. We also could incur significant costs associated with civil or criminal fines and penalties. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Although we maintain workers’ compensation insurance for certain costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

Risks related to our intellectual property

We heavily rely on certain in-licensed patents and other intellectual property rights in connection with our development of SGT-003, AVB-202-TT, AVB-401 and current other future candidates and may be required to acquire or license additional patents or other intellectual property rights to continue to develop and commercialize SGT-003 and other future candidates.

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

Under our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that the licensed patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights, including SGT-003 and AVB-202-TT, could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic partnerships and collaborations/licenses” of our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Moreover, licenses to additional third-party intellectual property, technology and materials may be required for our development programs but may not be available in the future or may not be available on commercially reasonable terms. For example, third parties may claim that the microdystrophin constructs and the AAV vectors we are developing for use in SGT-003 or other current and future candidates are covered by patents held by them. We believe that we would have valid defenses to any such claims; however, if any such claims were ultimately successful, we might require a license to continue to use and sell SGT-003, or other current and future product candidates and such AAV vectors. Such licenses may not be available on commercially reasonable terms, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign our license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. Moreover, even if we are able to obtain such licenses, they may only be non-exclusive, which could permit competitors and other third parties to use the same intellectual property in competition with us.

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

We have entered into, or plan to enter into, license agreements with third parties and may need to obtain additional licenses from one or more of these same third parties or from others to advance our research or allow our commercialization of SGT-003, AVB-202-TT, AVB-401 or other future candidates. It is possible that we may be unable to obtain such licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign SGT-003, AVB-202-TT, AVB-401, other future candidates or the methods for manufacturing them or to develop or license replacement products, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize SGT-003, AVB-202-TT, AVB-401 or other future candidates. We cannot provide any assurances that third-party patents or other intellectual property rights do not exist that might be enforced against our manufacturing methods, product candidates or any technologies we may develop, resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize SGT-003, AVB-202-TT, AVB-401 or other future candidates. In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby resulting in disputes or litigation, which could cause us to incur substantial costs and distract management’s time, and if we are unsuccessful, we could lose our ability to develop and commercialize products covered by these license agreements. If these licenses are ultimately terminated by the licensor, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours.

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

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent or other intellectual property rights against us. For example, third parties may claim that gene or protein of interest, such as microdystrophin, or the AAV vectors we are developing for use in SGT-003, AVB-202-TT, AVB-401 or other future candidates are covered by patents held by them. Even if we believe such claim, or other intellectual property claims alleged by third parties, are without merit, there is no assurance that we would be successful in defending such claims. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize SGT-003, AVB-202-TT, AVB-401 or other future candidates covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similarly, there is no assurance that a court of competent jurisdiction would find that SGT-003, AVB-202-TT, AVB-401 or other future product candidates did not infringe a third-party patent.

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
•
the effect of the recent COVID-19 pandemic on both the healthcare system and the patient population;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities that were not registered under the Securities Act during the three months ended June 30, 2023.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Executive Transition and Separation Agreement, dated as of May 22, 2023, between Solid Biosciences Inc. and Carl Morris

10.2	Consulting Agreement dated as of July 14, 2023, between Solid Biosciences Inc. and PHDL Consulting LLC

10.3

2021 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File. No 333-272456) filed with the Securities and Exchange Commission on June 6, 2023)

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

Solid Biosciences Inc.

Date: August 14, 2023	By:	/s/ Alexander Cumbo
Alexander Cumbo
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Kevin Tan
Kevin Tan
Chief Financial Officer (Principal Financial and Accounting Officer)