Form 10-Q
period 2023-09-30
Solid Biosciences Inc.
filed 2023-11-08
CIK 1707502

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 06, 2023, the registrant had 20,177,440 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$49,037	$155,384
Available-for-sale securities	93,847	58,338
Prepaid expenses and other current assets	5,462	5,916
Total current assets	148,346	219,638
Operating lease, right-of-use assets	27,189	28,949
Property and equipment, net	7,045	9,657
Other non-current assets	315	175
Restricted cash	1,833	1,833
Total assets	$184,728	$260,252
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,898	$3,238
Accrued expenses	11,466	16,691
Operating lease liabilities	1,847	1,897
Finance liabilities and finance lease liabilities	443	668
Other current liabilities	162	14
Total current liabilities	15,816	22,508
Operating lease liabilities, excluding current portion	23,189	24,279
Finance liabilities and finance lease liabilities, excluding current portion	1,362	1,703
Other non-current liabilities	—	96
Total liabilities	40,367	48,586
Commitments and contingencies (Note 13)
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized at September 30, 2023 and December 31, 2022; 20,061,751 shares issued and outstanding at September 30, 2023 and 19,556,732 shares issued and outstanding at December 31, 2022	20	20
Additional paid-in capital	782,756	774,452
Accumulated other comprehensive income (loss)	2	(68)
Accumulated deficit	(638,417)	(562,738)
Total stockholders’ equity	144,361	211,666
Total liabilities and stockholders’ equity	$184,728	$260,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue - related party	$—	$—	$—	$8,094
Operating expenses:
Research and development	16,702	14,005	61,110	57,130
General and administrative	6,412	7,127	20,940	21,330
Restructuring charges	—	—	(63)	1,520
Total operating expenses	23,114	21,132	81,987	79,980
Loss from operations	(23,114)	(21,132)	(81,987)	(71,886)
Other income, net:
Interest income, net	1,856	735	5,483	1,082
Other income (expense), net	278	(13)	825	(26)
Total other income, net	2,134	722	6,308	1,056
Net loss	$(20,980)	$(20,410)	$(75,679)	$(70,830)
Net loss per share attributable to common stockholders, basic and diluted	$(1.05)	$(2.71)	$(3.83)	$(9.42)
Weighted average shares of common stock outstanding, basic and diluted	20,059,641	7,532,706	19,767,174	7,521,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(20,980)	$(20,410)	$(75,679)	$(70,830)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(12)	(74)	70	(151)
Comprehensive loss	$(20,992)	$(20,484)	$(75,609)	$(70,981)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	For the Three Months Ended September 30, 2023
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2023	20,044,389	$20	$781,131	$14	$(617,437)	$163,728
Equity-based compensation	—	—	1,625	—	—	1,625
Vesting of restricted stock units	17,362	—	—	—	—	—
Sales of common stock, net of issuance costs	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	(12)		(12)
Net loss	—	—	—	—	(20,980)	(20,980)
Balance at September 30, 2023	20,061,751	$20	$782,756	$2	$(638,417)	$144,361

	For the Nine Months Ended September 30, 2023
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	19,556,732	$20	$774,452	$(68)	$(562,738)	$211,666
Equity-based compensation	—	—	5,687	—	—	5,687
Vesting of restricted stock units	70,083	—	—	—	—	—
Sales of common stock, net of issuance costs of $65	420,000	—	2,539	—	—	2,539
Issuance of common stock in connection with employee stock purchase plan	14,936	—	78	—	—	78
Unrealized gain on available-for-sale securities	—	—	—	70	—	70
Net loss	—	—	—	—	(75,679)	(75,679)
Balance at September 30, 2023	20,061,751	$20	$782,756	$2	$(638,417)	$144,361

	For the Three Months Ended September 30, 2022
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2022	7,530,978	$8	$689,526	$(122)	$(527,177)	$162,235
Equity-based compensation	—	—	1,524	—	—	1,524
Vesting of restricted stock units	2,103	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(74)	—	(74)
Net loss	—	—	—		(20,410)	(20,410)
Balance at September 30, 2022	7,533,081	$8	$691,050	$(196)	$(547,587)	$143,275

.
.

	For the Nine Months Ended September 30, 2022
	Common Stock	Amount	Additional Paid In capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	7,499,905	$7	$685,006	$(45)	$(476,757)	$208,211
Equity-based compensation	—	—	5,950	—	—	5,950
Exercise of pre-funded warrants	—	—	22	—	—	22
Vesting of restricted stock units	22,988	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	10,188	1	72	—	—	73
Unrealized loss on available-for-sale securities	—	—	—	(151)	—	(151)
Net loss	—	—	—	—	(70,830)	(70,830)
Balance at September 30, 2022	7,533,081	$8	$691,050	$(196)	$(547,587)	$143,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(75,679)	$(70,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of (discount) premium on available-for-sale securities	(1,257)	509
Equity-based compensation expense	5,687	5,950
Depreciation and impairment expense	2,368	1,869
Gain on termination of lease	—	(249)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	3,312	3,301
Accounts receivable - related party	—	110
Accounts payable	(898)	660
Accrued expenses and other current and non-current liabilities	(6,890)	3,263
Deferred revenue- related party, current and non-current	—	(8,080)
Net cash used in operating activities	(73,357)	(63,497)
Cash flows from investing activities:
Purchases of property and equipment	(1,425)	(2,159)
Proceeds from the sale of property and equipment	—	600
Proceeds from sale and maturities of available-for-sale securities	68,632	157,766
Purchases of available-for-sale securities	(102,814)	(163,150)
Net cash used in investing activities	(35,607)	(6,943)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,539	—
Proceeds from exercise of warrants	—	22
Employee stock purchases and withholding	78	72
Net cash provided by financing activities	2,617	94
Net decrease in cash, cash equivalents and restricted cash	(106,347)	(70,346)
Cash, cash equivalents, and restricted cash at beginning of period	157,217	121,206
Cash, cash equivalents, and restricted cash at end of period	$50,870	$50,860
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$428	$29,126
Decrease in right-of-use asset due to lease termination	$(252)	$(464)
Decrease in property plant and equipment due to asset exchange	$(950)	$—
Property and equipment included in accounts payable and accruals	$—	$217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Nature of Business

Solid Biosciences Inc. was organized in March 2013 under the name SOLID Ventures Management, LLC and operated as a Delaware limited liability company until immediately prior to the effectiveness of its registration statement on Form S-1 on January 25, 2018, at which time it completed a statutory corporate conversion into a Delaware corporation and changed its name to Solid Biosciences Inc. (the “Company” or “Solid”). On December 2, 2022, the Company completed its acquisition of AavantiBio, Inc. (“AavantiBio”), a privately held gene therapy company focused on transforming the lives of patients with Friedreich’s ataxia (“FA”) and rare cardiomyopathies (the “Acquisition”). Upon the consummation of the Acquisition, the Company acquired AavantiBio’s candidates, AVB-202-TT and AVB-401, as well as additional assets for the treatment of cardiac diseases, platform technologies and know-how related thereto. AavantiBio is a wholly owned subsidiary of the Company.

The Company is a life sciences company focused on advancing a portfolio of current and future gene therapy candidates and neuromuscular and cardiac programs (collectively, “Candidates”), including SGT-003 for the treatment of Duchenne muscular dystrophy (“Duchenne”), SGT-501 for the treatment of catecholaminergic polymorphic ventricular tachycardia (“CPVT”), AVB-401 for the treatment of BAG3-mediated dilated cardiomyopathy, AVB-202-TT for the treatment of Friedreich’s ataxia (“FA”), and additional assets for the treatment of cardiac diseases, at different stages of development with varying levels of investment. Solid is advancing its diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management, and care. Patient-focused and founded by those directly impacted by Duchenne, Solid’s mandate is to improve the daily lives of patients living with these devastating diseases.

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

On October 27, 2022, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-15 pursuant to a certificate of amendment to its certificate of incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on the Nasdaq Stock Market (“Nasdaq”) beginning with the opening of trading on October 28, 2022. Pursuant to the reverse stock split, every 15 shares of the Company's issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of the common stock. The reverse stock split reduced the authorized number of shares of common stock from 300,000,000 to 20,000,000 and, pursuant to the certificate of amendment, such reduced authorized number of shares of common stock was subsequently multiplied by three, such that following the reverse stock split the Company has 60,000,000 shares of common stock authorized. The reverse stock split affected all issued and outstanding shares of the Company's common stock, and the respective numbers of shares of common stock underlying the Company’s outstanding stock options, outstanding restricted stock units, outstanding warrants and the Company's equity incentive plans were proportionately adjusted. All share and per share amounts of the common stock included in the accompanying condensed consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through September 30, 2023, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and prefunded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering, follow-on public offering in March 2021 and under its at-the-market sales agreement.

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

During the three and nine months ended September 30, 2023, the Company issued and sold 0 and 420,000 shares of its common stock, respectively, pursuant to the Company's “at-the-market-offering” sales agreement (the “ATM Sales Agreement”), between the Company and Jefferies LLC (“Jefferies”). During the three and nine months ended September 30, 2023, the Company received net proceeds of $0 and $2,539, respectively.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of September 30, 2023, the Company had an accumulated deficit of $638,417. During the three and nine months ended September 30, 2023, the Company incurred a net loss of $20,980 and $75,679, respectively, and the Company used $73,357 of cash in operations for the nine months ended September 30, 2023. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $142,884, excluding restricted cash of $1,833, as of September 30, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships and alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Restricted Cash

The Company held restricted cash of $1,833 in a restricted bank account as a security deposit for a lease of the Company’s facilities as of September 30, 2023 and December 31, 2022. The Company has included restricted cash of $1,833 classified as non-current assets as of September 30, 2023 and December 31, 2022. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents, as presented on balance sheet	$49,037	$155,384	$48,790	$119,136
Restricted cash, current, as presented on balance sheet	—	—	237	—
Restricted cash, non-current, as presented on balance sheet	1,833	1,833	1,833	2,070
Cash and cash equivalents and restricted cash, as presented on cash flow statement	$50,870	$157,217	$50,860	$121,206

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

3. License and Research Agreements

Ultragenyx Collaboration Agreement

On October 22, 2020 (the “Effective Date”), the Company entered into a collaboration and license agreement with Ultragenyx (the “Collaboration Agreement”) to focus on the development and commercialization of new gene therapies for Duchenne. The Company granted Ultragenyx an exclusive worldwide license for any pharmaceutical product that expresses the Company’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for the treatment of Duchenne and other diseases resulting from the lack of functional dystrophin (the “Licensed Products”). The Company retains exclusive rights to all other uses of its microdystrophin proteins, including under its SGT-001 and SGT-003 programs.

During the three and nine months ended September 30, 2023, the Company did not recognize any related party collaboration revenue associated with its collaboration with Ultragenyx. During the three and nine months ended September 30, 2022, the Company recognized $0 and $8,094, respectively, of related party collaboration revenue.

As of September 30, 2023 and December 31, 2022, there was $0 of deferred revenue related to the Collaboration Agreement. Additionally, as of September 30, 2023 and December 31, 2022, there was $0 of related party collaboration receivables related to reimbursable costs expected to be received from Ultragenyx for research and development services performed.

Costs incurred relating to the Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the nine months ended September 30, 2022.

Maugeri License Agreement

On June 29, 2023, the Company entered into a license agreement (the “Agreement”) with ICS Maugeri S.p.A. SB (“Maugeri”) to focus on the development and commercialization of cardiac-related products by the Company based on Maugeri's inventions. Pursuant to the Agreement, Maugeri granted the Company an exclusive worldwide sublicensable license in certain Maugeri patent rights, including existing patent rights, and those in any improvements or know-how made in performance of the Agreement, and a non-exclusive worldwide sublicensable license in certain Maugeri know-how, including existing know-how, and on any improvement thereto, in each case, subject to certain conditions, that is necessary or reasonably useful to develop the licensed products under the terms of the Agreement. The Company will conduct certain activities agreed to by the parties with respect to the research and development of licensed products. A condition precedent to the effectiveness of the Agreement was regulatory review in Italy, which was completed in the third quarter of 2023 and, upon the completion of the condition precedent, the Agreement became effective.

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

5. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$16,859	$—	$16,859
Available-for-sale securities	—	93,847	—	93,847
	$—	$110,706	$—	$110,706

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$69,374	$—	$69,374
Available-for-sale securities	—	58,338	—	58,338
	$—	$127,712	$—	$127,712

As of September 30, 2023 and December 31, 2022, the fair values of the Company’s cash equivalents and available-for-sale securities were determined using Level 2 inputs. During the nine months ended September 30, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s cash, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

6. Available-for-Sale Securities

As of September 30, 2023, the fair value of available-for-sale securities by type of security was as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Treasury bills	$93,845	$2	$—	$93,847
	$93,845	$2	$—	$93,847

As of December 31, 2022, the fair value of available-for-sale securities by type of security was as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Treasury bill	$34,780	$—	$(30)	$34,750
Corporate bond securities	23,626	—	(38)	23,588
	$58,406	$—	$(68)	$58,338

The estimated fair value and amortized cost of the Company’s available-for-sale securities as of September 30, 2023 by contractual maturity are summarized as follows:

	September 30, 2023
	Amortized Cost	Fair Value
Due in one year or less	$93,845	$93,847
Total available-for-sale securities	$93,845	$93,847

The weighted average maturity of the Company’s available-for-sale securities as of September 30, 2023 was approximately 0.4 years.

The estimated fair value and amortized cost of the Company’s available-for-sale securities as of December 31, 2022 by contractual maturity are summarized as follows:

	December 31, 2022
	Amortized Cost	Fair Value
Due in one year or less	$58,406	$58,338
Total available-for-sale securities	$58,406	$58,338

The weighted average maturity of the Company’s available-for-sale securities as of December 31, 2022 was approximately 0.5 years.

7. Property and Equipment

Property and equipment consists of the following:

	September 30, 2023	December 31, 2022
Furniture and fixtures	$936	$868
Laboratory equipment	15,970	16,416
Leasehold improvements	481	384
Computer equipment	842	677
Computer software	553	553
Construction in process	411	1,715
	19,193	20,613
Less accumulated depreciation	12,148	10,956
	$7,045	$9,657

Depreciation expense was $588 and $1,994 for the three and nine months ended September 30, 2023, respectively. Depreciation expense was $438 and $1,869 for the three and nine months ended September 30, 2022, respectively. During three and nine months ended September 30, 2023, the Company recognized an impairment loss of $0 and $374, respectively. During each of the three and nine months ended September 30, 2022, the Company recognized an impairment loss of $0.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2023	December 31, 2022
Prepaid research and development expenses	$3,050	$2,913
Prepaid expenses and other assets	2,412	3,003
	$5,462	$5,916

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Accrued research and development	$4,787	$3,033
Accrued compensation	5,111	8,370
Accrued other	1,568	5,288
	$11,466	$16,691

10. Stockholders’ Equity

On December 2, 2022, the Company issued and sold 10,638,290 shares of its common stock at a price per share of $7.05 in a private placement, which closed immediately following the Acquisition. The Company received net proceeds of $72,551 after deducting offering costs.

During the three and nine months ended September 30, 2023, the Company sold 0 and 420,000 shares of its common stock, respectively, pursuant to the Company's "at-the-market offering" sales agreement, between the Company and Jefferies. During the three and nine months ended September 30, 2023, the Company received net proceeds of $0 and $2,539, respectively.

11. Equity-Based Compensation

In connection with the closing of the Company’s initial public offering, the Board of Directors and stockholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”), which provides for the reservation of 333,400 shares of common stock for equity awards. On June 16, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (as amended or restated, the “2020 Plan”) which consisted of, at the time of approval (i) 200,000 shares of common stock and (ii) additional shares of common stock (up to 325,268) as is equal to (i) the number of shares reserved under the 2018 Plan that remain available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by the Company’s stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. As of the effective date of the 2020 Plan, no further awards will be made under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective and are governed by their existing terms. In June 2021, the Company’s stockholders approved an amendment to the 2020 Plan to reserve an additional 466,666 shares of common stock for issuance under the plan. On December 1, 2022, the Company's stockholders approved an amendment and restatement of the 2020 Plan to (i) increase the number of shares of common stock reserved for issuance under the plan by 866,666 shares to 1,533,333 shares, subject to adjustment in the event of stock splits and other similar events, (ii) provide for an annual increase, to be added on the first day of each fiscal year during the term of the plan, beginning with the fiscal year ending December 31, 2023, of 5% of the number of shares of common stock outstanding on the first day of such fiscal year or a lesser number of shares determined by the Board of Directors, (iii) provide that up to 1,858,601 shares of common stock may be granted as “incentive stock options” under the 2020 Plan, (iv) extend the term of the plan to December 1, 2032 and (v) revise certain provisions of the plan relating to the Board of Director’s ability to delegate authority to make awards under the plan. Under the 2020 Plan, stock options may not be granted at less than fair value on the date of grant. As of September 30, 2023, 865,047 shares remained available for future issuance under the 2020 Plan.

In June 2021, the Company's stockholders also approved the 2021 Employee Stock Purchase Plan (“ESPP”), which provides for 73,525 shares to be available for purchase by eligible employees according to its terms. The first offering period under the ESPP commenced on September 1, 2021. On June 6, 2023, the Company's stockholders approved an amendment and restatement of the ESPP to (i) increase the number of shares of common stock reserved for issuance under the ESPP from 73,525 to 473,525 and (ii) provide for an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2024 and ending with the fiscal year ending December 31, 2033, equal to the least of (a) 293,597 shares of common stock, (b) one percent (1%) of the outstanding shares of common stock on such date and (c) the number of shares of common stock determined by the Board of Directors. As of September 30, 2023, 426,503 shares remained available for future issuance under the ESPP.

During the three and nine months ended September 30, 2023, the Company granted options to purchase 24,853 and 946,949 shares of common stock under the 2020 Plan and options to purchase 0 and 90,000 shares of common stock as an inducement award in accordance with Nasdaq Listing Rule 5635(c)(4), respectively. During the three and nine months ended September 30, 2022, the Company granted options to purchase 1,440 and 286,540 shares of common stock under the 2020 Plan and options to purchase 0 and 16,760 shares of common stock as an inducement award in accordance with Nasdaq Listing Rule 5635(c)(4), respectively. During the three and nine months ended September 30, 2023, the Company granted 12,433 and 569,255 restricted stock units under the 2020 Plan and 0 and 45,000 restricted stock units as an inducement award in accordance with Nasdaq Listing Rule 5635(c)(4), respectively. During the three and nine months ended September 30, 2022, the Company granted 684 and 154,257 restricted stock units under the 2020 Plan and 0 and 8,380 restricted stock units as an inducement award in accordance with Nasdaq Listing Rule 5635(c)(4)

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$677	$564	$2,285	$2,139
General and administrative	948	960	3,402	3,811
Total	$1,625	$1,524	$5,687	$5,950

12. Income Taxes

During the three and nine months ended September 30, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits and orphan drug credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2023 and December 31, 2022, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of September 30, 2023 and December 31, 2022, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation tax years beginning with the year ended December 31, 2019 are open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

13. Commitments and Contingencies

Letter of Credit

The Company had an outstanding letter of credit in the amount of $1,833 at September 30, 2023 and December 31, 2022, which was required as a condition of the Company’s office and laboratory lease.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2023 and December 31, 2022.

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of September 30, 2023.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows:

The numerator for basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(20,980)	$(20,410)	$(75,679)	$(70,830)

The denominator is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares of common stock outstanding, basic and diluted	20,059,641	7,532,706	19,767,174	7,521,411

Net loss per share attributable to common stockholders, basic and diluted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss per share attributable to common stockholders	$(1.05)	$(2.71)	$(3.83)	$(9.42)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect for the three and nine months ended September 30, 2023:

	2023	2022
Options to purchase shares of common stock	2,189,102	561,727
Unvested restricted stock units	946,182	140,222
	3,135,284	701,949

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

November 2022 Plan

In November 2022, the Company’s Board of Directors approved a plan to reduce the Company’s workforce by approximately 18 percent. These reductions were completed by December 5, 2022. This plan was designed to streamline the Company’s operating structure following the Acquisition. The Company recorded a restructuring charge in the fourth quarter of 2022 of $5,658 related to the reduction in force, consisting of severance and other employee termination benefits. The Company paid $3,545 of this amount during the nine months ended September 30, 2023 and $1,737 during the year ended December 31, 2022. The Company expects that approximately the remaining $376 will be paid by the first quarter of 2024.

One-Time Employee Termination Benefits	April 2022	November 2022
Accrued restructuring charges as of December 31, 2021	$—	$—
Accrual recorded as a result of restructuring charges	1,520	5,658
Amounts paid during the period	(1,520)	(1,737)
Accrued restructuring charges as of December 31, 2022	$—	$3,921
Accrual recorded as a result of restructuring charges	—	—
Amounts paid during the period	—	(3,545)
Accrued restructuring charges as of September 30, 2023	$—	$376

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

Overview

We are a life sciences company focused on advancing a portfolio of current and future gene therapy candidates and neuromuscular and cardiac programs, which we refer to collectively as our Candidates, including SGT-003 for the treatment of Duchenne muscular dystrophy, or Duchenne, SGT-501 for the treatment of catecholaminergic polymorphic ventricular tachycardia, or (CPVT), AVB-401 for the treatment of BAG3-mediated dilated cardiomyopathy, AVB-202-TT for the treatment of Friedreich’s ataxia, or FA, and additional assets for the treatment of cardiac diseases, at different stages of development with varying levels of investment. Solid is advancing its diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, our mandate is to improve the daily lives of patients living with these devastating diseases.

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

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $21.0 million and $75.7 million for the three and nine months ended September 30, 2023, respectively, and $20.4 million and $70.8 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $638.4 million. We expect to incur significant expenses and operating losses for the foreseeable future.

As we seek to develop and commercialize our Candidates, we anticipate that our expenses will increase significantly and that we will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity financings, debt financings or other sources, which may include licensing agreements or strategic collaborations. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, if at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of our Candidates.

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

As of September 30, 2023, we had cash, cash equivalents, and available-for-sale securities of $142.9 million, excluding restricted cash of $1.8 million. We believe that our cash, cash equivalents, and available-for-sale securities as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

Financial operations overview

Revenue

Collaboration revenue - related party

Collaboration revenue was $0 for the nine months ended September 30, 2023 compared to $8.1 million for the nine months ended September 30, 2022. We recognized this revenue related to research services and cost reimbursement from the collaboration and license agreement, or the Collaboration Agreement, with Ultragenyx Pharmaceutical Inc., or Ultragenyx. No other research and development has commenced under this agreement.

Product revenue

We have not generated any product revenue to date and do not expect to generate any product revenue from the sale of our products for the foreseeable future, if ever. If our development efforts for our Candidates are successful and result in marketing approval, we may generate product revenue in the future from product sales.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of SGT-003 and other Candidates and include:

•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and preclinical activities on our behalf, as well as contract manufacturing organizations, or CMOs, that manufacture SGT-003 and other Candidates for use in our preclinical studies and clinical trials;
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
•
costs incurred in seeking regulatory approval of SGT-003 and other Candidates;
•
expenses incurred under our intellectual property licenses; and
•
facility-related research and development expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

Research and development activities are central to our business model. We are still in the early stages of development of our Candidates. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future if and as we initiate clinical trials for SGT-003 and other Candidates and continue to identify and develop additional candidates.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
SGT-001	$174	$1,476	$3,245	$19,697
SGT-003	4,735	3,235	19,642	6,668
Other development programs	1,401	582	6,233	1,736
Unallocated research and development expenses
Personnel related expenses	6,175	5,622	19,100	19,906
External expenses	4,217	3,090	12,890	9,123
Total unallocated research and development expenses	10,392	8,712	31,990	29,029
Total research and development expenses	$16,702	$14,005	$61,110	$57,130

We cannot determine with certainty the duration, costs and timing of clinical trials of SGT-003 or other Candidates, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval or our other research and development expenses. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our candidates will depend on a variety of factors, including:

•
the scope, rate of progress, expense and results of any clinical trials of our Candidates and other research and development activities that we may conduct;
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

We expect that our general and administrative expenses will increase in the future as we support our research and development activities and activities related to any planned or future clinical trials for and potential commercialization of our Candidates.

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

During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase	%
(in thousands)	2023	2022	(decrease)	Change
Collaboration revenue - related party	$—	$—	$—	—
Operating expenses:
Research and development	16,702	14,005	2,697	19%
General and administrative	6,412	7,127	(715)	(10)%
Restructuring charges	—	—	—	—
Total operating expenses	23,114	21,132	1,982	9%
Loss from operations	(23,114)	(21,132)	(1,982)	(9)%
Interest income, net	1,856	735	1,121	153%
Other income (expense), net	278	(13)	291	2238%
Total other income, net	2,134	722	1,412	196%
Net loss	$(20,980)	$(20,410)	$(570)	(3)%

Collaboration revenue - related party

There was no collaboration revenue for the three months ended September 30, 2023 and September 30, 2022. The completion of research and development services contemplated under the Collaboration Agreement occurred during the second quarter of fiscal year 2022, resulting in the recognition of the remaining deferred revenue recorded at the time the Collaboration Agreement was executed. No other research and development has commenced under this agreement.

Research and development expenses

	Three Months Ended September 30,		Increase	%
(in thousands)	2023	2022	(decrease)	Change
SGT-001	$174	$1,476	$(1,302)	(88)%
SGT-003	4,735	3,235	1,500	46%
Other development programs	1,401	582	819	141%
Unallocated research and development expenses
Personnel related expenses	6,175	5,622	553	10%
External expenses	4,217	3,090	1,127	36%
Total unallocated research and development expenses	10,392	8,712	1,680	19%
Total research and development expenses	$16,702	$14,005	$2,697	19%

Research and development expenses for the three months ended September 30, 2023 were $16.7 million, compared to $14.0 million for the three months ended September 30, 2022. The increase of $2.7 million in research and development expenses was primarily due to a $1.5 million increase in study related costs for SGT-003, a $1.1 million increase in external expenses, a $0.8 million increase in costs for other development programs, and a $0.6 million increase in personnel costs, offset by a $1.3 million decrease in costs for SGT-001 due to our decision to prioritize development of SGT-003.

General and administrative expenses

General and administrative expenses were $6.4 million for the three months ended September 30, 2023, compared to $7.1 million for the three months ended September 30, 2022. The decrease of $0.7 million was primarily related to a $0.9 million decrease in legal fees due to acquisition related costs occurring in 2022, and a $0.3 million decrease in insurance premiums, offset by a $0.5 million increase in personnel costs.

Restructuring charges

There were no restructuring charges for the three months ended September 30, 2023 and September 30, 2022.

Other income (expense), net

Other income, net was $2.1 million for the three months ended September 30, 2023, compared to $0.7 million for the three months ended September 30, 2022. The activity was primarily related to the increase in interest income on available-for-sale securities included within our portfolio.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Increase	%
(in thousands)	2023	2022	(decrease)	Change
Collaboration revenue - related party	$—	$8,094	$(8,094)	(100)%
Operating expenses:
Research and development	61,110	57,130	3,980	7%
General and administrative	20,940	21,330	(390)	(2)%
Restructuring charges	(63)	1,520	(1,583)	(104)%
Total operating expenses	81,987	79,980	2,007	3%
Loss from operations	(81,987)	(71,886)	(10,101)	(14)%
Other income (expense), net	6,308	1,056	5,252	497%
Net loss	$(75,679)	$(70,830)	$(4,849)	(7)%

Collaboration revenue - related party

There was no collaboration revenue for the nine months ended September 30, 2023, compared to $8.1 million of collaboration revenue for the nine months ended September 30, 2022. The decrease in collaboration revenue was related to the completion of research and development services contemplated under the Collaboration Agreement during the second quarter of fiscal year 2022, resulting in the recognition of the remaining deferred revenue recorded at the time the Collaboration Agreement was executed. No other research and development has commenced under this agreement.

Research and development expenses

	Nine Months Ended September 30,		Increase
(in thousands)	2023	2022	(decrease)
SGT-001	$3,245	$19,697	$(16,452)
SGT-003	19,642	6,668	12,974
Other product candidates	6,233	1,736	4,497
Unallocated research and development expenses
Personnel related expenses	19,100	19,906	(806)
External expenses	12,890	9,123	3,767
Total unallocated research and development expenses	31,990	29,029	2,961
Total research and development expenses	$61,110	$57,130	$3,980

Research and development expenses for the nine months ended September 30, 2023 were $61.1 million, compared to $57.1 million for the nine months ended September 30, 2022. The increase of $4.0 million in research and development expenses was primarily due to a $13.0 million increase in manufacturing and study related costs for SGT-003, a $4.5 million increase in costs for other development programs, and a $3.8 million increase in external expenses, offset by a $16.5 million decrease in costs for SGT-001 due to our decision to prioritize development of SGT-003, and $0.8 million decrease in personnel related costs.

General and administrative expenses

General and administrative expenses were $20.9 million for the nine months ended September 30, 2023, compared to $21.3 million for the nine months ended September 30, 2022. The decrease of $0.4 million was primarily related to a $1.3 million decrease in legal fees due to acquisition related costs occurring in 2022, a $0.7 million decrease in insurance premiums, offset by a $0.5 million increase in IT related costs, a $0.5 million increase in personnel and recruiting related costs, a $0.3 million increase facilities related costs, and a $0.3 million increase in consulting and professional services.

Restructuring charges

Restructuring charges were $(0.1) million for the nine months ended September 30, 2023, compared to $1.5 million for the nine months ended September 30, 2022. The restructuring charges related to severance and other employee-related costs in connection with the restructurings that occurred in April 2022.

Other income (expense), net

Other income, net was $6.3 million for the nine months ended September 30, 2023 compared to other expense of $1.1 million for the nine months ended September 30, 2022. The activity was primarily related to the increase in interest income on available-for-sale securities included within our portfolio.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of common stock and prefunded warrants to purchase shares of our common stock in private placements and the sale of common stock in our initial public offering, a follow-on public offering and sales of common stock under our “at-the market offering” sales agreement, dated March 13, 2019 and as amended on August 16, 2021, by and between us and Jefferies LLC, or Jefferies, or the ATM Sales Agreement. Through September 30, 2023, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $546.4 million of net proceeds from the sale of our common stock through public offerings, including our IPO, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreement with Ultragenyx, as detailed in the following paragraphs.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended in August 2021, under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the year ended December 31, 2022, we did not sell any shares pursuant to the ATM Sales Agreement. During the three and nine months ended September 30, 2023, we sold 0 and 420,000 shares, respectively, pursuant to the ATM Sales Agreement resulting in net proceeds of $0 and $2.5 million, respectively.

On December 2, 2022, we issued and sold 10,638,290 shares of our common stock at a price per share of $7.05 in a private placement, or the December 2022 Private Placement, which closed immediately following the Acquisition. We received $72.6 million of net proceeds from the December 2022 Private Placement after deducting offering costs.

As of September 30, 2023, we had cash, cash equivalents and available-for-sale securities of $142.9 million, excluding restricted cash of $1.8 million, and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash used in operating activities	$(73,357)	$(63,497)
Cash used in investing activities	(35,607)	(6,943)
Cash provided by financing activities	2,617	94
Net decrease in cash, cash equivalents and restricted cash	$(106,347)	$(70,346)

Operating activities

During the nine months ended September 30, 2023, operating activities used $73.4 million of cash, primarily resulting from our net loss of $75.7 million and changes in our operating assets and liabilities of $4.5 million, partially offset by non-cash charges of $6.8 million. Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2023 consisted of a decrease in accrued expenses and other current and non-current liabilities of $6.9 million, partially offset by a decrease in prepaid and other assets of $3.3 million. Non-cash activities were driven by equity-based compensation of $5.7 million and depreciation and impairment expense of $2.0 million, partially offset by amortization on available-for-sale securities of $1.3 million.

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

Investing activities

During the nine months ended September 30, 2023, investing activities used $35.6 million of cash, resulting from the purchases of available-for sale securities of $102.8 million and the purchases of property plant and equipment of $1.4 million, partially offset by the maturity of available-for sale securities of $68.6 million.

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

Financing activities

During the nine months ended September 30, 2023, financing activities provided $2.6 million of cash, resulting from the proceeds from the issuance of common stock of $2.5 million and purchases of shares under the Company's 2021 Employee Stock Purchase Plan, or ESPP Plan.

During the nine months ended September 30, 2022, financing activities provided $0.1 million of cash, primarily resulting from the exercise of pre-funded warrants and the purchase of shares under the ESPP plan.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to our Candidates. In addition, we have incurred and expect to continue to incur costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•
move Candidates into clinical trials;
•
continue research and preclinical development of our Candidates;
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

As of September 30, 2023, we had cash, cash equivalents and available-for-sale securities of $142.9 million, excluding restricted cash of $1.8 million. Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of September 30, 2023 will be sufficient to fund our operating expenses and capital requirements into 2025. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Because of the numerous risks and uncertainties associated with the development of our Candidates and because the extent to which we may enter collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of integrating AavantiBio operations into our business;
•
the results of future clinical trials of our Candidates;
•
the costs, timing and outcome of regulatory review of our Candidates;
•
the scope, progress, results and costs of discovery, laboratory testing, manufacturing, preclinical development and clinical trials for our Candidates;
•
the costs associated with our manufacturing process development and evaluation of third-party manufacturers;
•
the revenue, if any, received from commercial sale of our Candidates, should any of our Candidates receive marketing approval;
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

We expect to supply future clinical development programs with drug produced at a cGMP compliant facility located at one of our CMOs. We intend to establish the capability and capacity to supply Candidates at commercial scale from multiple sources.

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

Contractual obligations and commitments

During the nine months ended September 30, 2023, there were no material changes to our contractual obligations and commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2023, our cash equivalents consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. As of September 30, 2023, our investments consisted of treasury bills and corporate bond securities that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We have never completed a clinical trial and may be unable to do so for any of our Candidates we may develop.
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

•
We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our Candidates.
•
Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize our Candidates and the approval may be for a more narrow indication than we seek.
•
We face significant competition and our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our ability to successfully market or commercialize our Candidates.
•
We may not be successful in finding strategic collaborators for continuing development of our Candidates or platform technologies, or for successfully commercializing or competing in the market for certain indications.
•
We have limited gene therapy manufacturing experience and could experience production problems and delays in obtaining regulatory approval of our manufacturing processes, which could result in delays in the development or commercialization of our Candidates. In addition, changes to manufacturing sites or processes, or formulations for our product candidates may result in additional cost or delay.
•
We expect to utilize third parties to conduct our product manufacturing for the foreseeable future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily or meet regulatory requirements.
•
Our gene transfer approach utilizes vectors derived from a virus, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our Candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our Candidates.
•
We heavily rely on certain in-licensed patents and other intellectual property rights in connection with our development of our Candidates and may be required to acquire or license additional patents or other intellectual property rights to continue to develop and commercialize our Candidates.
•
If we are unable to obtain and maintain patent protection for our Candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our Candidates may be adversely affected.
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

On December 2, 2022, we completed our acquisition, or the Acquisition, of AavantiBio, Inc., or AavantiBio, a privately held gene therapy company focused on transforming the lives of patients with Friedreich's ataxia, or FA, and rare cardiomyopathies. Upon the consummation of the Acquisition, we acquired AavantiBio’s pipeline programs which included programs for the treatment of FA and BAG3 mediated dilated cardiomyopathy, as well as additional assets for the treatment of other cardiac diseases. Our ability to realize the anticipated benefits of the Acquisition will depend, to a large extent, on our ability to integrate AavantiBio and these programs into our business and business strategy and realize anticipated growth opportunities and synergies. We have devoted and will continue to devote significant management attention and resources to integrating the business practices and operations of AavantiBio into ours. We may fail to realize some or all of the anticipated benefits of the Acquisition, including if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include the following:

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

Since inception, we have incurred significant net losses. Our net loss was $75.7 million for the nine months ended September 30, 2023. Our net losses were $86.0 million and $72.2 million for the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $638.4 million. Prior to the acquisition, we have devoted substantially all of our efforts to research and development, including clinical development of SGT-001, which we are no longer developing, and preclinical development of SGT-003, as well as to building out our management team and infrastructure. Following the Acquisition, we also began devoting efforts to preclinical development of our other Candidates. We expect that it could be several years before we have a commercialized product, and we may never have a commercialized product. We expect to continue to incur significant expenses and see continued operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•
move our Candidates into clinical trials;
•
continue research and preclinical development of our Candidates;
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

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we continue to develop our pipeline and complete preclinical studies and future clinical trials of our Candidates, obtain marketing approval for our Candidates, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. Moreover, the manufacturing process requires materials which may fluctuate in cost or be limited or unavailable to us, as well as relationships with contract development and manufacturing organizations to facilitate the manufacturing process. We may never succeed in any of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our Candidates and otherwise integrate the operations of AavantiBio into our business. In addition, if we obtain marketing approval for our Candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of September 30, 2023, will be sufficient to fund our operating expenses and capital requirements into 2025, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of our Candidates.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of integrating AavantiBio operations into our business;
•
the results of future clinical trials of our Candidates;
•
the costs, timing and outcome of regulatory review of our Candidates;
•
the scope, progress, results and costs of discovery, laboratory testing, manufacturing, preclinical development and clinical trials for our Candidates;
•
the costs associated with our manufacturing process development and evaluation of third-party manufacturers;
•
the revenue, if any, received from commercial sale of our Candidates, should any of our future candidates receive marketing approval;
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

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or Candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership of our common stock will be diluted and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or Candidates, or grant licenses on terms unfavorable to us.

We have never generated revenue from product sales and do not expect to do so for the foreseeable future, if ever.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our Candidates. We do not anticipate generating revenue from product sales for the foreseeable future, if ever. Our ability to generate future revenue from product sales depends heavily on our success in:

•
completing research and development of our Candidates in a timely and successful manner;
•
seeking and obtaining regulatory and marketing approvals for any of our Candidates for which we complete clinical trials;
•
launching and commercializing Candidates for which we obtain regulatory and marketing approval by establishing a sales force and marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
•
maintaining and enhancing a commercially viable, sustainable, scalable, reproducible and transferable manufacturing processes for our Candidates that is compliant with cGMPs;
•
establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the commercial demand for our Candidates, if approved;

•
obtaining market acceptance, if and when approved, of our Candidates as a viable treatment option by patients, the medical community and third-party payors;
•
qualifying for coverage and adequate reimbursement by government and third-party payors for our Candidates both in the U.S. and internationally;
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

We are a development-stage company founded in 2013. Our operations to date, with respect to the development of SGT-001 and SGT-003 have been limited to organizing and staffing our company, business planning, raising capital, acquiring rights to our technology, identifying SGT-001 and SGT-003 as potential gene transfer candidates and undertaking preclinical studies of SGT-001 and SGT-003 and a clinical trial of SGT-001, and establishing research and development and manufacturing collaborations. Following the Acquisition, we have expanded our operations to include the development of additional Candidates. We have not yet demonstrated the ability to complete clinical trials of any product candidate, obtain marketing approvals, manufacture at commercial-scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions our stockholders make about our prospects may not be as accurate as they could be if we had a longer operating history or prior experience integrating acquired businesses into our existing business.

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

We have historically concentrated our research and development efforts on SGT-001 and SGT-003 for the treatment of Duchenne. Prior to the Acquisition, AavantiBio concentrated its research and development efforts on candidates for the treatment of FA and BAG3-mediated dilated cardiomyopathy. We have prioritized SGT-003 for the treatment of Duchenne, and are advancing a portfolio of programs for the treatment of other rare genetic diseases, and our future success depends on our successful development of these Candidates. Our risk of failure is high. We have experienced problems and delays in developing SGT-001, and may in the future experience problems or delays in developing Candidates. Any such problems or delays would cause unanticipated costs, and any development problems may not be solved. For example, we or another party may uncover a previously unknown risk associated with our Candidates, the adeno-associated virus, or AAV, vector, construct toxicity or other issues that may be more problematic than we currently believe and this may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional clinical testing.

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

Our current Candidates have not yet been studied in human patients. During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the product candidate being studied caused these conditions. For instance, we reported a serious adverse event in IGNITE DMD, which resulted in a clinical hold in November 2019, which has since been resolved. In April 2021, a patient treated with SGT-001 in IGNITE DMD experienced a systemic inflammatory response classified as a serious adverse event and considered by the investigator to be drug related.

In addition, it is possible that as we test Candidates in larger, longer and more extensive clinical programs, or as use of these candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase III clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that a Candidate has side effects or causes serious or life-threatening side effects, the development of the candidate may fail or be delayed, or, if the candidate has received regulatory approval, such approval may be withdrawn.

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other clinical trials. The FDA convened the Cellular, Tissue, and Gene Therapies Advisory Committee in

September 2021 to discuss toxicity risks of AAV based gene therapy products and discussed risks included oncogenicity risks due to vector genome integration, hepatotoxicity, thrombotic microangiopathy, and neurotoxicity (especially related to dorsal root ganglion toxicity). While new recombinant vectors have been developed with the intent to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. More recently, there have been reports of significant adverse side effects, including muscle weakness and myocarditis, in clinical trials of other gene therapy treatments for Duchenne that may be related to the type and location of the specific gene mutation causing the disease. One clinical trial sponsor reported a death, preceded by hypovolemia and cardiogenic shock, of a non-ambulatory Duchenne subject with advanced disease and cardiac dysfunction. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Additionally, in previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a positive ELISPOT test associated with T-cell responses, which is of unclear clinical translatability. If T-cells are activated, the cellular immune response system may trigger the removal of transduced cells. If our gene transfer candidates demonstrate a similar effect or other undesirable side effects, we may decide or be required to halt or delay further clinical development of our Candidates involving AAV vectors for gene therapy.

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

Additional adverse side effects may be observed following administration of any AAV gene therapy, including SGT-003 or other Candidates. For example, integration of AAV DNA into the host cell’s genome has been reported to occur. Not all contemplated AAV delivery systems have been validated in human clinical trials previously, such as AAV-SLB101, which is a novel capsid. If a delivery system does not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of SGT-003 or other Candidates. The FDA convened the Cellular, Tissue, and Gene Therapies Advisory Committee in September 2021 to discuss toxicity risks of AAV based gene therapy products. Discussed risks included oncogenicity risks due to vector genome integration, hepatotoxicity, thrombotic microangiopathy, and neurotoxicity (especially related to dorsal root ganglion toxicity). If any such adverse side effects were to occur in the future and we are unable to demonstrate that they were not caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, SGT-003 or other Candidates for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the clinical trial. Patients will also create antibodies to the AAV vector and a second administration of gene transfer might not be safe or successful.

Additionally, if one or more of our Candidates receive marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits outweigh the risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by our Candidates, several potentially significant negative consequences could result, including:

•
regulatory authorities may suspend or withdraw approvals of such a product candidate;
•
regulatory authorities may require additional warnings on the label;
•
we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•
we could be sued and held liable for harm caused to patients; and
•
our reputation may suffer.

One of our clinical trials has been placed on clinical hold by the FDA in the past, and we cannot guarantee that similar events will not happen in future clinical trials for our Candidates.

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

Delays in the completion of any clinical trial of SGT-003 or any other Candidate, as a result of similar serious adverse events or clinical holds or otherwise, will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of SGT-003 or other Candidates.

We have never completed a clinical trial and may be unable to do so for any product candidate, including SGT-003 and other Candidates.

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

We will need to successfully initiate and complete clinical trials in order to obtain FDA approval to market SGT-003 and other Candidates. We have limited experience in preparing, submitting and prosecuting regulatory submissions, and have not previously submitted a BLA for any product candidate. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or to begin as proposed, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. This may be particularly true for design of a pivotal trial for the treatment of Duchenne as the FDA has not given clear guidance as to the necessary endpoints for approval of a treatment for Duchenne. In addition, we cannot be certain how many clinical trials of SGT-003 or other Candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of SGT-003 or other Candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, clinical trials, could prevent us from or delay us in commercializing SGT-003 and other Candidates.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. Our preclinical studies for certain Candidates in animals have been limited. We have only dosed a limited number of human subjects with SGT-001, and we have not dosed any human subjects with SGT-003 or any other Candidates. There is a high failure rate for gene therapy and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Our Candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. This failure could cause us to abandon any of our Candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of our Candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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
•
delays in the testing, validation, manufacturing and delivery of our Candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;
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

Additionally, if the results of any clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our Candidates, we may:

•
be delayed or fail in obtaining marketing approval for our Candidates;
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

Our product development costs will increase if we experience delays in testing or marketing approvals. In addition, if we make manufacturing or other changes to our Candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. We may also determine to change the design or protocol of one or more of our clinical trials, which we have done in the past and which could result in delays. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

If our third-party clinical trial vendors fail to comply with strict regulations, any clinical trials for our Candidates may be delayed or unsuccessful.

We do not have the personnel capacity to conduct or manage the clinical trials that will be necessary for the development of our Candidates. For IGNITE DMD we relied, and for any future clinical trials we expect we will rely, on third parties to assist us in managing, monitoring and conducting our clinical trials. If these third parties fail to comply with applicable regulations or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures and, therefore, clinical trials for SGT-003 or other Candidates may be delayed or unsuccessful.

Furthermore, the FDA can be expected to inspect some or all of the clinical sites participating in our clinical trials to determine if our clinical trials are being conducted according to GCPs. If the FDA determines that these clinical sites are not in compliance with applicable regulations, we may be required to delay, repeat or terminate the clinical trials.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of SGT-003 or other Candidates.

Identifying and qualifying patients to participate in any clinical trials of SGT-003 and other Candidates are critical to our success. Because of our primary focus on rare diseases, we may have difficulty enrolling a sufficient number of eligible patients. The timing of any clinical trials depends on our ability to recruit patients to participate as well as complete required follow-up periods. If patients are unwilling or unable to participate in our gene therapy clinical trials, including because of negative publicity from adverse events related to our candidates, other approved gene therapies or the biotechnology or gene therapy fields, or due to competitive clinical trials or approvals for similar patient populations, clinical trials in products employing our vector or our platform or for other reasons, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval of SGT-003 or other Candidates may be delayed. We may also experience delays if patients withdraw from the clinical trial or do not complete the required monitoring period. Furthermore, we may face difficulties in recruiting patients to enroll in, or once enrolled, retaining patients in future clinical trials if they or their caretakers are affected by the recent COVID-19 virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the recent COVID-19 pandemic or other unforeseen events. These delays could result in increased costs, delays in advancing SGT-003 or other Candidates, delays in testing the effectiveness of our Candidates or termination of clinical trials altogether.

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

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state.

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

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize our Candidates and the approval may be for a more narrow indication than we seek.

We cannot commercialize our Candidates until the appropriate regulatory authorities have reviewed and approved the product candidate. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals. Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA advisory committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in regulatory authority policy during the period of product development, clinical trials and the regulatory review process.

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

Even if we obtain any regulatory approval for any of our Candidates, we will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or conditions of approval, or requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Even if we obtain and maintain approval of one or more of our Candidates from the FDA, we may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and adversely affect our business.

Even if we receive FDA approval of one or more of our Candidates in the United States, approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Future sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials, manufacturing and marketing approval. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. If we submit a marketing authorization application, or MAA, to the EMA for approval of SGT-003 or other Candidates in the European Union, obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our Candidates in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for our Candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced, and our ability to realize the full market potential of our product candidates will be harmed.

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

As we advance our product candidates through clinical development, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of product candidates or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue.

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

We may seek a Rare Pediatric Disease Designation for product candidates. However, a BLA for such product candidates may not meet the eligibility criteria for a priority review voucher upon approval.

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

We face significant competition and our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our ability to successfully market or commercialize our product candidates.

We operate in a highly competitive segment of the biopharmaceutical market. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of product candidates, including gene therapies, in development for Duchenne, FA, CPVT or other cardiomyopathies. Additionally, in June 2023, Sarepta Therapeutics, Inc. announced FDA accelerated approval of ELEVIDYSTM (delandistrogene moxeparvovec-rokl) suspension, for intravenous infusion for the treatment of ambulatory pediatric patients aged 4 through 5 with Duchenne with a confirmed mutation in the DMD gene. Many of our competitors have significantly greater financial, product candidate development, manufacturing and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and mergers and acquisitions within these industries may result in even more resources being concentrated among a smaller number of larger competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

For example, we are aware of several companies and research institutions conducting clinicals trials of product candidates focused on systemic gene transfers for Duchenne, including Sarepta Therapeutics, Inc. with its ELEVIDYS product currently in Phase III clinical development for the completion of a confirmatory trial under the accelerated pathway and have recently released topline data from its pivotal EMBARK trial, Pfizer Inc. with a product candidate currently in Phase III clinical development, Genethon with a product candidate currently in a Phase I/II/III clinical trial, REGENXBIO Inc., with a product candidate currently in Phase I/II clinical development, and Insmed Inc. with a product candidate currently in preclinical development. We are aware of several companies and research institutions conducting clinical trials of small molecule product candidates focused on FA, and in February 2023, the FDA approved Reata Pharmaceuticals’ (acquired by Biogen Inc.) SKYCLSRYSTM (omaveloxolone) capsules for oral use for the treatment of FA in adults and adolescents aged 16 years and older, PTC Therapeutics Inc. with orally administered vatiquinone currently in a Phase III clinical trial and Design Therapeutics with an intravenously administered product candidate in a Phase I/II clinical trial. We are also aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfer for cardiomyopathy associated with FA, including Lexeo Therapeutics with a product candidate currently in a Phase I/II clinical trial. We are also aware of several companies and research institutions conducting clinicals trials of small molecule product candidates focused on CPVT, including Armgo Pharmaceuticals, Inc. with an orally administered Rycal in a Phase II clinical trial and Cardurion Pharmaceuticals, Inc. with an orally administered product candidate in a Phase II clinical trial.

Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are first to market or are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than any product candidate that we may develop.

We are aware of several companies focused on developing gene therapies in various indications, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against Candidates we develop.

We may fail to capitalize on other potential product candidates that may represent a greater commercial opportunity or for which there is a greater likelihood of success.

The success of our business depends upon our ability to develop and commercialize our Candidates. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential than our Candidates. For example, in January 2020, in connection with implementing our strategic plan to create a leaner company focused on advancing SGT-001, we curtailed certain activities supporting our other research and development programs. Similarly, in April 2022, we announced a reorganization of our corporate operations to prioritize the advancement of our key programs, and we focused our research and development activities to those related to our SGT-001 and SGT-003 programs. Subsequent to that, in September 2022, we announced that we would be pausing activities for SGT-001, which we are now no longer developing.

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

While we have retained all rights to and are developing on our own SGT-003, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to SGT-003 or other Candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our Candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

We may not be successful in finding strategic collaborators for continuing development of our Candidates or platform technologies, or for successfully commercializing or competing in the market for certain indications.

We may seek to establish strategic partnerships for developing Candidates or platform technologies due to capital costs required to develop, manufacture and commercialize our product candidates or platform technologies. We may not be successful in our efforts to establish strategic partnerships or other alternative arrangements because, among other things, our research and development pipeline may be insufficient, Candidates or platform technologies may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our Candidates or platform technologies as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction, we will achieve an economic or business benefit that justifies such transaction. If we seek to but are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms or at all, we may have to curtail, reduce or delay the development of a product candidate, delay its potential commercialization, reduce the scope of any sales or marketing activities or increase our expenditures and undertake development, manufacturing or commercialization activities independently. If we elect to fund our own independent development or commercialization activities, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development, manufacturing and commercialization activities, we may not be able to further develop our Candidates or platform technologies.

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

The production of SGT-003 uses a transient transfection-based process which requires processing steps that are more complex than those required for most chemical pharmaceuticals. We also intend to use transient transfection manufacturing for our other Candidates. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene therapy candidate such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we have and will continue to employ multiple steps to control our manufacturing processes to assure that the process works and that SGT-003 and our other Candidates are made strictly and consistently in compliance with such processes. We must supply all necessary documentation in support of an IND, BLA or MAA on a timely basis and must adhere to the FDA’s and the European Union’s cGMP requirements before we can obtain marketing approval for SGT-003 and other

Candidates. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP requirements, by performing extensive audits of contract laboratories, manufacturers and suppliers.

We currently rely on third-party manufacturers for SGT-003 and plan to rely on third-party manufacturers for our Candidates. In order to produce sufficient quantities of for clinical trials and initial U.S. commercial demand, we have and will continue to further optimize and increase the capacity of our manufacturing process at our third-party manufacturers. We may need to make changes to our manufacturing processes, beyond implementation of a transient transfection-based manufacturing process. We may not be able to produce sufficient quantities of drug product due to several factors, including equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, a public health issue (for example, an outbreak of a contagious disease such as the recent COVID-19 pandemic), disruption in utility services, human error or disruptions in the operations of our suppliers. For example, we have not released a manufacturing lot for clinical supply utilizing the transient transfection-based manufacturing process and may experience variability with respect to the success and yield between lots that will require continued engagement in process development activities to improve the reproducibility, reliability, quality and consistency of yields of the manufacturing process. Additional manufacturing runs will be required to produce necessary or adequate supply for our future clinical trials and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT-003 and other Candidates could be delayed, and we could incur additional expense. Any such failure could delay or prevent our IND or commercialization of SGT-003 or other Candidates.

If supply from a manufacturing facility is interrupted, including as a result of equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, the recent COVID-19 pandemic or another public health issue, disruption in utility services or human error, there could be a significant disruption in supply of SGT-003 or other Candidates. In such instance, we may need to locate appropriate replacement third-party manufacturers, and we may not be able to enter into arrangements with such additional third-party manufacturers on favorable terms or at all. Use of new third-party manufacturers could increase the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates.

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

Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including biotechnology and pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in our manufacturing process or facilities also could restrict our ability to meet market demand for our product candidates.

We expect to utilize third parties to conduct our product manufacturing for the foreseeable future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily or meet regulatory requirements.

We do not independently manufacture material for our planned and future clinical programs and we expect to utilize materials manufactured by cGMP-compliant third-party suppliers. If these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with quality and regulatory requirements or if there are disagreements between us and these third-party manufacturers, we may not be able to complete, or may be delayed in completing, the clinical trials required for approval of our product candidates. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates.

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

In addition, we do not currently have long-term supply or manufacturing arrangements in place for the production of our product candidates at commercial scale. Although we intend to establish additional sources for long-term supply, from one or more third-party manufacturers, if the gene therapy industry were to grow, we may encounter increasing competition for the materials necessary for the production of product candidates. We may experience difficulties in scaling up production beyond clinical batches. Furthermore, demand for third-party cGMP manufacturing facilities may grow at a faster rate than existing manufacturing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of our product candidates for future clinical trials or to meet initial commercial demand in the United States. We currently rely, and expect to continue to rely, on additional third parties to manufacture materials for our product candidates and to perform quality testing. We intend to maintain third-party manufacturers for these materials, as well as to serve as additional sources of our product candidates, which will expose us to risks including:

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

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize our product candidates. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of product manufacture.

If we are unable to establish sales, distribution and marketing capabilities or enter into agreements with third parties to market and sell our Candidates, we will be unable to generate any product revenue.

We currently have no sales, distribution or marketing organization. To successfully commercialize any product candidate that may result from our development programs, we will need to develop these capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding our Candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We will also face competition in our search for third parties to assist us with the sales and marketing efforts of any future products. Without an internal team or the support of a third party to perform marketing and sales functions, we will be unable to compete successfully against these more established companies.

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

We currently focus our research and product development on treatments for rare genetic neuromuscular and cardiac indications. Our understanding of the patient population with these diseases is based on estimates in published literature and by disease-focused foundations. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access.

Further, there are several factors that could contribute to reducing the actual number of patients who could receive our Candidates less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a degenerative disease such as Duchenne and FA up to the time of treatment will likely diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell damage.

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
•
the efficacy and potential and perceived advantages of our product candidates over alternative treatments;
•
the cost of treatment relative to alternative treatments;
•
the clinical indications for which our product candidates are approved by the FDA, the European Commission or other regulatory authorities, as applicable;
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

Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our potential product candidates. If our product candidates are approved but fail to achieve market acceptance among physicians, patients or third-party payors, we will not be able to generate significant revenue from any such product.

Our gene transfer approach utilizes vectors derived from a virus, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of gene transfer product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for gene transfer candidates.

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

In particular, our success will depend upon physicians who specialize in the treatment of our pipeline indications, prescribing treatments that involve the use of viral vectors in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion may delay or impair the development and commercialization or demand for any product candidate we may develop. A public backlash developed against gene therapy following the death of a patient in 1999 during a gene therapy clinical trial of research subjects with ornithine transcarbamylase, or OTC, deficiency, a rare disorder in which the liver lacks a functional copy of the OTC gene. The death of the clinical trial subject was due to complications of adenovirus vector administration. Dr. James M. Wilson, former chair of our Scientific Advisory Board, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of the University of Pennsylvania. Serious adverse events in our clinical trials, including the events that led to the previously-lifted clinical holds on IGNITE DMD or other clinical trials involving gene transfer products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our Candidates, stricter labeling requirements for our Candidates, if approved, and a decrease in demand for our Candidates.

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
•
appropriate for the specific patient;
•
cost-effective;
•
durable and a one-time treatment, as applicable; and
•
neither experimental nor investigational.

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

In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New York and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The UK and the U.S. have also agreed to a U.S.-UK “Data Bridge”, which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the UK to the United States. In addition to the UK, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally.

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

Risks related to our intellectual property

We heavily rely on certain in-licensed patents and other intellectual property rights in connection with our development of our Candidates and may be required to acquire or license additional patents or other intellectual property rights to continue to develop them.

Our ability to develop and commercialize our product candidates is heavily dependent on licenses to patent rights and other intellectual property granted to us by third parties. In particular, we have licensed certain patents and patent applications from the University of Missouri, the University of Washington and others that are important or necessary to the development of SGT-003 and other elements of our gene transfer program. AavantiBio also licensed certain patents and patent applications from third parties that are important or necessary to the development of the gene transfer program that we acquired from AavantiBio. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization obligations, milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under our agreements, we may be subject to damages, which may be significant, and the licensor may have the right to terminate the license, in which event we may not be able to develop or market product candidates or technologies covered by the license. In addition, certain of these license agreements are not assignable by us without the consent of the respective licensor, which may have an adverse effect on our ability to engage in certain transactions.

Under our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that the licensed patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic partnerships and collaborations/licenses” of our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Moreover, licenses to additional third-party intellectual property, technology and materials may be required for our development programs but may not be available in the future or may not be available on commercially reasonable terms. For example, third parties may claim that the constructs containing the gene or protein of interest and the AAV vectors we are developing for use in product candidates are covered by patents held by them. We believe that we would have valid defenses to any such claims; however, if any such claims were ultimately successful, we might require a license to continue to use and sell product candidates and such AAV vectors. Such licenses may not be available on commercially reasonable terms, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign our license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

If we are unable to successfully obtain rights, or successfully challenge such rights, to any third-party intellectual property rights that are required for the development and commercialization of our Candidates, and such third-party intellectual property rights are successfully asserted against us, we may be liable for damages, which may be significant, and we may be required to cease the development and commercialization of our Candidates.

If we are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

Our success depends, in large part, on our and our licensors’ ability to seek, obtain, maintain, enforce and defend patent rights in the United States and other countries with respect to our Candidates and our future innovation related to our manufacturing technology. Our licensors and we have sought, and we intend to continue to seek, to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States related to our Candidates that are important to our business. However, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents or whether the claims of any issued patents will provide us with a competitive advantage.

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

It is also currently unknown what claims may, if ever, issue from pending applications included in our patent rights. Additionally, certain of our in-licensed U.S. patent rights lack corresponding foreign patents or patent applications, and therefore we will be unable to obtain patent protection for our product candidates in certain jurisdictions. We or our licensors may not be able to obtain or maintain patent protection with respect to our Candidates.

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

Other parties have developed products that may be related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our patent applications or issued patents. We may not be aware of all third-party intellectual property rights potentially relating to our Candidates. In addition, we cannot provide any assurances that any of the inventions disclosed in our patent applications will be found to be patentable, including over third-party or our own prior art patents, publications or other disclosures, or will issue as patents. Even if our patent applications issue as patents, we cannot provide any assurances that such patents will not be challenged or ultimately held to be invalid or unenforceable. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or, in some cases, at all. Therefore, we cannot know with certainty whether the inventors of our licensed patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. Similarly, should we own any issued patents or patent applications in the future, we may not be certain that we were the first to file for patent protection for the inventions claimed in such patents or patent applications. Furthermore, given the differences in patent laws in the United States, Europe and other foreign jurisdictions, for example, the availability of grace periods for filing patent applications and what can be considered as prior art, we cannot make any assurances that any claims in our pending and future patent applications in the United States or other jurisdictions will issue, or if they do issue, whether they will issue in a form that provides us with any meaningful competitive advantage. Similarly, we cannot make any assurances that if the patentability, validity, enforceability or scope of our pending or future patents and patent applications in the United States or foreign jurisdictions are challenged by any third party, that the claims of such pending or future patents and patent applications will survive any such challenge in a form that provides us with any meaningful competitive advantage. For example, we are aware of certain third-party patents and publications related to certain microdystrophin constructs. While we believe that our owned or in-licensed patents and patent applications claim novel and non-obvious features of microdystrophin constructs that are not described in such third-party patents or publications, such third-party patents and publications may have earlier priority or publication dates and may be asserted as prior art against our owned or in-licensed patents and applications. Any such challenge, if successful, could limit or eliminate patent protection for our products and product candidates or otherwise materially harm our business. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

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

The degree of patent protection we require to successfully compete in the marketplace may be unavailable. We cannot provide any assurances that any of the patents or patent applications included in our patent rights include or will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. In addition, the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Certain extensions may be available, however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent rights may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates, including biosimilar versions of such products.

Our licensed patents, and any patents we may own in the future, may be challenged, narrowed, invalidated or held unenforceable.

Even if we acquire patent protection that we expect should enable us to maintain some competitive advantage, third parties, including competitors, may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. In litigation, a competitor could claim that our in-licensed patents or any patents we may own in the future are not valid or enforceable for a number of reasons. If a court agrees, we would lose our rights to those challenged patents. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such proceedings could result in the revocation or cancellation of or amendment to our licensed patents and any patents we may own in the future in such a way that they no longer cover our product candidates.

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

We currently depend, and will continue to depend, on our license, collaboration and other similar agreements. Further development and commercialization of our Candidates and platform technologies may require us to enter into additional license, collaboration or other similar agreements. The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, impact our ability to sublicense the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

If any of our licenses or material relationships are terminated or breached, we may:

•
lose our rights to develop and market our Candidates;
•
lose patent protection for our Candidates;
•
experience significant delays in the development or commercialization of our Candidates;
•
not be able to obtain any other licenses on acceptable terms, if at all; or
•
incur liability for damages.

These risks apply to any agreements that we may enter into in the future for our Candidates.

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

We have entered into, or plan to enter into, license agreements with third parties and may need to obtain additional licenses from one or more of these same third parties or from others to advance our research or allow our commercialization of our Candidates. It is possible that we may be unable to obtain such licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign Candidates or the methods for manufacturing them or to develop or license replacement products, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize our Candidates. We cannot provide any assurances that third-party patents or other intellectual property rights do not exist that might be enforced against our manufacturing methods, product candidates or any technologies we may develop, resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize our Candidates. In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby resulting in disputes or litigation, which could cause us to incur substantial costs and distract management’s time, and if we are unsuccessful, we could lose our ability to develop and commercialize products covered by these license agreements. If these licenses are ultimately terminated by the licensor, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our future collaborators to develop, manufacture, market and sell our product candidates without infringing, misappropriating or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We or our licensors may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our Candidates, including interference proceedings, post grant review and inter partes review before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that, among other things, our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents.

Given the vast number of patents in our field of technology, we cannot be certain or guarantee that a court would hold that any of our Candidates do not infringe an existing patent or a patent that may be granted in the future. Many companies and institutions have filed, and continue to file, patent applications related to gene therapy and related manufacturing methods. Some of these patent applications have already been allowed or issued and others may issue in the future. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be applications now pending that may later result in issued patents that may be infringed by the manufacture, use, sale or importation of our product candidates and we may or may not be aware of such patents. If a patent holder believes the manufacture, use, sale or importation of one of our product candidates infringes its patent, the patent holder may sue us even if we have licensed other patent protection for our product candidates. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our licensed patent portfolio may therefore have no deterrent effect.

It is also possible that we have failed to identify relevant third-party patents or applications for which we may need a license to develop and commercialize our Candidates. For example, applications filed before November 29, 2000, and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our product candidates. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates.

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent or other intellectual property rights against us. For example, third parties may claim that gene or protein of interest, such as microdystrophin, or the AAV vectors we are developing for use in our Candidates are covered by patents held by them. Even if we believe such claim, or other intellectual property claims alleged by third parties, are without merit, there is no assurance that we would be successful in defending such claims. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize our Candidates covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similarly, there is no assurance that a court of competent jurisdiction would find that our product candidates did not infringe a third-party patent.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk that we may be found, to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required or may choose to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing product candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement, misappropriation or other violation of intellectual property rights, or claims that we have done so, could prevent us from manufacturing and commercializing our product candidates or force us to cease some or all of our business operations.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of the discovery and development processes of our Candidates or technology platforms that involve proprietary know-how, information or technology that is not covered by patents. Aspects of our manufacturing process are protected by trade secrets. However, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

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

If we do not obtain patent term extension for patents relating to our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of our Candidates, one or more U.S. patents that we license or may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process based on the first regulatory approval for a particular drug or biologic. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may be able to enter the market sooner.

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
•
results of or developments in preclinical studies and clinical trials of our Candidates or those of our competitors;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities that were not registered under the Securities Act during the three months ended September 30, 2023.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Employment Agreement, dated October 2, 2023, by and between Solid Biosciences Inc. and Gabriel Brooks

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: November 08, 2023	By:	/s/ Alexander Cumbo
Alexander Cumbo
President and Chief Executive Officer (Principal Executive Officer)

Date: November 08, 2023	By:	/s/ Kevin Tan
Kevin Tan
Chief Financial Officer (Principal Financial and Accounting Officer)