Form 10-K
period 2023-12-31
Solid Biosciences Inc.
filed 2024-03-13
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $51.5 million, based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

The number of shares of the registrant’s common stock outstanding as of March 5, 2024 was 37,756,877.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
the timing, progress and results of ongoing and planned preclinical studies and clinical trials for our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401, SGT-501) or other future candidates;
•
our ability to establish or maintain collaborations or strategic relationships, including our collaboration with Ultragenyx Pharmaceutical Inc., or Ultragenyx;
•
our ability to obtain and maintain U.S. and foreign regulatory approval of our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401, SGT-501) or other future candidates, and the timing and scope thereof;
•
the size of the patient populations and potential market opportunity for our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401, SGT-501) or other future candidates, if approved for commercial use;
•
our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes;
•
our plans to develop and commercialize our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401, SGT-501) or other future candidates, if approved;
•
the pricing and reimbursement of our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401, SGT-501) or other future candidates we may develop, if approved;
•
the establishment of sales, marketing and distribution capabilities and entry into agreements with third parties to market and sell our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401, SGT-501) or other future candidates, if approved;
•
the rate and degree of market acceptance and clinical utility of our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401, SGT-501) or other future candidates if approved;
•
our plans to develop our platform technologies;
•
our expectations related to our use of capital resources;
•
our estimates regarding expenses, ongoing losses, future revenue, capital requirements and need for and ability to obtain additional financing;
•
our intellectual property position;
•
our competitive and market position;
•
developments relating to our competitors and our industry;
•
our ability to continue as a going concern; and
•
the impact of laws, regulations and global economic developments on our business, operations, strategy and goals.

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

As used in this Annual Report on Form 10-K, the terms “Solid,” “the Company,” “we,” “us” and “our” refer to Solid Biosciences Inc., and its consolidated subsidiaries, unless the context indicates otherwise.

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

•
We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of SGT-003 or our other Candidates.
•
Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize our Candidates and the approval may be for a more narrow indication than we seek.
•
We face significant competition and our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our ability to develop, successfully market or commercialize our Candidates. Changes within the competitive landscape could lead us to alter our clinical trial strategy, baseline eligibility criteria or make other modifications to clinical trial designs.
•
We may not be successful in finding strategic collaborators for continuing development of our Candidates or platform technologies, or for successfully commercializing or competing in the market for certain indications.
•
We have limited gene therapy manufacturing experience and could experience production problems and delays in obtaining regulatory approval of our manufacturing processes, which could result in delays in the development or commercialization of SGT-003, SGT-501, or other current and future candidates. In addition, changes to manufacturing sites or processes, or formulations for our product candidates may result in additional cost or delay.
•
We expect to utilize third parties to conduct our product manufacturing for the foreseeable future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily or meet regulatory requirements.
•
Our gene transfer approach utilizes capsids derived from a virus, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of gene transfer product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our Candidates.
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

PART I

Item 1. Business.

Overview

We are a life sciences company focused on advancing a portfolio of current and future gene therapy candidates, which we refer to collectively as our Candidates, including SGT-003 for the treatment of Duchenne muscular dystrophy, or Duchenne, SGT-501 for the treatment of Catecholaminergic polymorphic ventricular tachycardia, or CPVT, and additional assets for the treatment of cardiac and other diseases, at different stages of development, with varying levels of investment. We are advancing our diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, our mission is to improve the daily lives of patients living with these devastating diseases.

Solid was purpose-built to advance the best science and accelerate the discovery and development of treatments that may benefit all patients with Duchenne. As we expand to bring meaningful treatments to patients living with other neuromuscular and cardiac diseases, the values and guiding principles that drive us continue. Our corporate vision is to build an innovation platform enabling the discovery and development of high-value genetic medicines for neuromuscular and cardiac diseases by integrating internal capabilities, including a vector core, use of validated animal models, optimized expression cassettes, novel capsids and regulatory expertise, and collaborations with leaders in related clinical and research fields. Our mission, which guides our operations, is to treat and change the course of neuromuscular and cardiac diseases at all stages. Underscoring this mission, our disease-focused business model is founded on the following fundamental principles:

•
identify and develop meaningful therapies for patients with neuromuscular and cardiac diseases;
•
bring together the leading experts in neuromuscular and cardiac diseases, science, technology, disease management and care; and
•
be guided by the needs of these patients.

On December 2, 2022, we completed our acquisition of AavantiBio, Inc., or AavantiBio, a privately held gene therapy company focused on transforming the lives of patients with Friedreich’s ataxia, or FA, and rare cardiomyopathies, or the Acquisition. Upon the consummation of the Acquisition, we acquired AavantiBio’s gene therapy programs, AVB-202-TT for the treatment of FA and AVB-401 for the treatment of BAG3-mediated dilated cardiomyopathy, or DCM, additional assets for the treatment of cardiac diseases, platform technologies and know-how related thereto.

Our Pipeline

We are focused on developing transformative treatments to improve the lives of patients with rare neuromuscular and cardiac diseases. Our current programs are all designed to treat these diseases with gene transfer products. Gene transfer, a type of gene therapy, is designed to address diseases caused by mutated genes through the delivery of functional versions of those genes, called transgenes. The transgenes are then utilized by the body to produce proteins that are absent or not functional prior to treatment, potentially offering long-lasting clinical benefit. In addition to a transgene, our gene transfer candidates include a viral capsid or vector (a protein shell utilized as a vehicle to deliver a transgene to cells in the body) and a promoter (a specialized DNA sequence that directs cells to produce the protein in specific tissues). The capsid is modified to no longer self-replicate yet still retain its ability to introduce new genetic material directly into patients’ cells. Adeno-associated virus, or AAV, capsids have been approved for use to deliver transgenes to patients, including via systemic delivery. The use of AAV capsids to deliver gene therapies has also been extensively studied by third parties in human clinical trials for multiple disease indications, and in certain of these trials AAV was delivered systemically to the patient.

Lead Neuromuscular Program

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

Despite recent therapeutic advances, including the FDA approval of ELEVIDYS, a gene transfer therapy for certain pediatric patients with Duchenne, Duchenne represents a significant societal and economic burden. The economic burden, estimated at $1.2 billion annually in the United States (excluding costly mortality and end-of-life care expenses), includes costs associated with hospital admissions, medication, frequent doctor visits and investment in assistive devices, as well as indirect costs related to productivity losses for the caregivers and costs due to pain, anxiety and social handicap. Of this amount, approximately 45% is represented by indirect costs. Only a small proportion of Duchenne patients are employed and many caregivers reduce their hours or stop working altogether to care for their children, who progressively require more help with everyday tasks, such as eating, dressing and using the bathroom. In some cases, patients also experience serious mental health issues that require additional support and treatment.

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

SGT-003

Our lead neuromuscular program is directed to Duchenne. Our efforts are focused on our gene transfer candidate, SGT-003, which is designed to address the underlying genetic cause of Duchenne by delivering a synthetic transgene that produces dystrophin-like protein that is only expressed in muscles of the body, including skeletal, cardiac and respiratory muscles and is agnostic to specific mutations in the gene. Our Duchenne candidate capsid is derived from a naturally occurring, non-pathogenic virus called AAV, which was selected for its ability to efficiently enter skeletal, diaphragm and cardiac muscle tissues. The capsid is designed to carry a synthetic dystrophin transgene construct, called microdystrophin, that retains the most critical components of the full-size dystrophin gene yet is small enough to fit within AAV packaging constraints and a muscle specific promoter.

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

We believe the unique functionality of our proprietary microdystrophin has the potential to result in functional benefits including diminished muscle fatigue and protection against ischemic muscle damage, which can lead to loss of functional muscle.

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

SGT-003 is a clinical-stage candidate designed to preserve muscle function in Duchenne patients after a single administration. SGT-003 utilizes an updated construct, combining our proprietary microdystrophin containing nNOS with AAV-SLB101, a novel, rationally designed capsid derived from AAV9 and designed for enhanced muscle tropism, reduced liver uptake and to more selectively deliver the drug to target tissue. We believe the SGT-003 construct is meaningfully differentiated from other approved and in development gene transfer candidates and may provide differentiated clinical benefit.

Following in vitro studies in mouse and human muscle cells, AAV-SLB101 was evaluated in a head-to-head study against AAV9 with the CK8-microdystrophin construct in the dystrophin-negative mouse model of Duchenne (mdx mouse). Separate groups of mice were administered a single intravenous dose of either construct, and the biodistribution, microdystrophin protein expression, and biomarker analyses were performed at the conclusion of the study. Overall, the in vivo study mdx mouse data supported the results seen from in vitro assays and further demonstrated the potential benefits of SGT-003. The mdx mice dosed with the novel AAV-SLB101 capsid showed increased biodistribution (vector genome copies) in representative muscle tissues and increased microdystrophin expression compared to those administered the AAV9 capsid. Additionally, there were lower vector genome copies observed in the liver compared to AAV9-administered mice, with the data supporting a preferential distribution of the novel capsid towards muscle tissue and away from the liver. These data supported the proof of concept for the novel capsid microdystrophin construct in Duchenne and formed a basis for establishing and advancing the SGT-003 program.

In April 2022, we released additional preclinical data from reporter transgene studies in non-human primates, or NHPs, and both mdx and wild type mice suggesting that AAV-SLB101 may have meaningful advantages for the delivery of muscle-related gene therapies. Data from the NHP study, which used a reporter transgene in AAV-SLB101 demonstrated increased muscle tropism, decreased liver biodistribution and improved efficiency compared with AAV9. The results from the NHP study are consistent with the data from the reporter transgene studies in both mdx and wild type mouse models, which suggested improved muscle tropism and reduced liver uptake.

Based on our preclinical data, we submitted an investigational new drug application, or IND, for SGT-003 to the FDA, which was cleared in November 2023. In addition, international clinical trial application submissions are planned to initiate beginning in the first half of 2024. Our INSPIRE Duchenne trial is a Phase 1/2 first in human, open-label, multicenter trial to determine the safety and tolerability of SGT-003 in pediatric patients with Duchenne at a dose of 1E14vg/kg. We anticipate dosing the first patient in the second quarter of 2024. SGT-003 will be administered as a one-time intravenous infusion to patients in two cohorts with a minimum of three patients each, with the potential for cohort expansion. Cohort 1 will study patients aged four to less than six years of age with Duchenne. Cohort 2 will study patients aged six to less than eight years of age. We plan to evaluate long-term safety and efficacy for a total of five years following treatment.

We anticipate providing an initial safety update of the INSPIRE Duchenne trial, in mid-2024, subject to initiating patient dosing in the second quarter of 2024, and we anticipate providing initial data from the INSPIRE Duchenne trial in the second half of 2024.

The FDA has granted orphan drug designation and Fast Track designation for SGT-003 for the treatment of Duchenne.

Lead Cardiac Program

Genetic cardiac disease, or inherited cardiac conditions, is an umbrella term to describe cardiac diseases caused by mutations in one or more genes. Primary inherited arrhythmia syndromes present as abnormal cardiac arrhythmia, including life threatening ventricular arrhythmia, in the setting of structurally normal hearts and are in general genetically determined. Cardiomyopathy is a disease of the heart muscle that impairs the ability of the heart to pump blood to the rest of the body, resulting in arrhythmias, backup of blood into the lungs and other parts of the body, and ultimately heart failure. Forms of cardiomyopathy include DCM, hypertrophic and arrhythmogenic cardiomyopathy.

About CPVT

Our lead cardiac program is directed to the primary inherited arrhythmia syndrome CPVT. CPVT is a rare, serious and life-threatening disease which primarily manifests in children in the first and second decades of life, with the mean onset of CPVT symptoms being between seven and twelve years. CPVT is an inherited cardiac arrhythmia syndrome characterized by adrenergically induced polymorphic arrythmias in the presence of a normal resting sinus rhythm and a structurally normal heart. It is estimated that the prevalence of CPVT is 1 per 10,000 persons.

CPVT manifestations typically involve syncope, cardiac arrest and/or sudden cardiac death. The most common symptoms/signs include syncope (52-100%), cardiac arrest (8–48%), seizure-like events (40%), and hypoxic-ischemic encephalopathy (20%). CPVT is a significant cause of sudden death at a young age and mortality is high (up to 50%). Data from the recent Pediatric and Congenital Electrophysiology Society CPVT registry suggest that three of every four children with CPVT present with life-threatening symptoms, which often occur during resting wakeful activities highlighting the unpredictable nature of CPVT.

To date, there are no medicines approved for the treatment of the underlying causes of CPVT and management is directed toward manifestations of the disease with the goal of reducing arrhythmias or eliminating the incidence of life-threatening arrhythmias. Current treatments for CPVT include lifestyle management changes, such as restriction of rigorous physical exercise and avoidance of emotional distress, which are very challenging in the pediatric population, as well as pharmacotherapies requiring strict compliance (e.g. beta-blockers or flecainide alone, or as combination therapy). Despite available pharmacotherapy options, the occurrence of breakthrough arrhythmia in approximately 30% of patients demonstrates that lifelong compliance is a critical problem. In addition, in some cases implantable cardioverter-defibrillators and/or left cardiac sympathetic denervation are used as treatment for symptomatic CPVT patients, but both are associated with attendant morbidity.

SGT-501

SGT-501 is a gene therapy candidate for the treatment of CPVT caused by gain of function mutation in the ryanodine receptor 2 (coded for by the RYR2 gene), which is referred to as CPVT-1, as well as loss of function mutations in the calsequestrin 2, or CASQ2, gene, which is referred to as CPVT-2. Mutations in RYR2 or CASQ2 genes disrupt cardiac calcium, or Ca++, release into the cytoplasm triggering abnormal contraction and relaxation leading to arrythmias.

Our approach focuses on AAV-mediated therapeutic overexpression of CASQ2, a calcium-binding protein which, through its role in Ca++regulation, is integral to excitation-contraction coupling in the heart and in regulating the rate of heart beats. CASQ2 expression via AAV is intended to provide durable and continual protection from Ca++ leaks seen in patients with CPVT-1 and CPVT-2.

SGT-501 uses AAV8, a muscle tropic capsid, to deliver a functional CASQ2 transgene. Collectively, overexpression of CASQ2 in CPVT patients converges on a mechanism that drives buffering of free sarcoplasmic reticulum luminal calcium such that diastolic calcium leaks through the RYR2 into the cytosol are less likely. This mechanism of action is intended to support maintenance of normal cardiac rhythm and protect against triggered activity and arrhythmias.

Two nonclinical mouse studies have demonstrated proof of concept for CASQ2 gene replacement using a recombinant AAV8 serotype capsid encoding CASQ2 to mitigate effects associated with CPVT.

We believe that the SGT-501 construct design and emerging preclinical data supports further development of SGT-501 for the treatment of CPVT. We are conducting preclinical studies of SGT-501 to identify the minimally active dose and to define our good laboratory practices toxicology study plans. We anticipate submitting an IND to the FDA for SGT-501 for the treatment of patients with CPVT-1 in early 2025. The FDA and the European Medicines Agency, or EMA, have granted orphan drug designation for SGT-501 for the treatment of CPVT.

Other Candidates

Cardiac

We are currently developing a preclinical stage candidate, AVB-401, for the treatment of BAG3-mediated DCM utilizing the AAVrh74 capsid and a muscle-specific promoter. BAG3-mediated DCM is a rare cardiac disease characterized by mutations in the BAG3 gene, which codes for the BCL-2-associated athanogene 3, or BAG3, protein. Sufficient levels of functional BAG3 are required for healthy cardiac function. BAG3 gene mutations lead to reduced BAG3 protein levels and ultimately DCM. Deletions and truncations in the BAG3 protein that result in haplo-insufficiency have been associated with the development of DCM resulting from myofilament damage, poor contraction, left ventricular dysfunction, dilatation and heart failure. Preclinical data in wild type mice indicate that the AAVrh74 capsid and muscle-specific promoter combination demonstrated enhanced cardiac biodistribution and expression and decreased liver expression relative to an AAV9 capsid and constitutive promoter combination at doses of 5E13 vg/kg or less.

We also have two cardiac pipeline gene transfer programs, SGT-601 (formerly AVB-501) for TNNT2 DCM and SGT-701 (formerly AVB-601) for RBM20 DCM, that are both currently in early preclinical development. TNNT2 DCM is a rare cardiac disease characterized by mutations in the gene that codes for cardiac troponin T protein, which helps coordinate contraction of the heart muscle. TNNT2 gene mutations lead to reduced cardiac troponin T protein levels and DCM, which ultimately leads to heart failure. RBM20 DCM is a rare inherited disease characterized by mutations in the RBM20 gene, a cardiac splicing factor that regulates alternative splicing, and codes for RNA binding motif protein 20. RBM20 mutations can cause a clinically aggressive form of DCM and is correlated with high rates of heart failure, arrhythmias, and sudden cardiac death.

Neuromuscular

We also have a neuromuscular gene transfer program for the treatment of FA, a rare, inherited, multisystem genetic disease having both neurological and cardiac manifestations caused by loss of functional frataxin protein, or FXN, due to defects in both copies of the frataxin gene. Proof of concept data in animal models suggest that gene therapy may be a viable treatment for FA. Our approach for the treatment of FA is to target both the neurological and cardiac impairments experienced by patients through dual route of administration (intravenous and intrathecal) of gene transfer therapy to more comprehensively target disease pathology. Preclinical data in cardiac-specific FXN knockout mice supported enhanced survival and cardiac function. We continue to evaluate construct design and potential preclinical testing with a focus on the neurodegenerative portions of the disease.

Platform Technologies

In addition to our gene transfer candidates, we have development programs focusing on platform technologies, including novel capsid libraries and dual gene expression, a technology that allows us to package multiple transgenes into one capsid. These programs are part of our ongoing research efforts to develop innovative technologies that we believe may hold potential to translate into meaningful treatments, and drive future pipeline expansion, which we may seek to out-license to or develop through partnerships and collaborations with other biotechnology companies.

Novel Capsid Programs

Our novel capsid programs are directed toward developing skeletal and cardiac capsid libraries using two approaches designed to enhance skeletal and/or cardiac muscle tropism: rational design and directed evolution. Preclinical data in both wild-type and disease animal models demonstrated that we have developed a library of novel capsids that have shown increased muscle tropism with concomitant decreased liver biodistribution, resulting in improved efficiency compared to AAV9.

We have developed a rationally designed library of novel AAV capsids, including SLB-101, the novel capsid used in SGT-003 for Duchenne, with the goal of improving skeletal muscle tropism. We approached this through the insertion of unique peptide sequences into traditional capsids and initially evaluated these candidates through an in vitro screening platform. The primary goal of developing this library was to generate capsids that preferentially target and transduce skeletal muscle cells, compared to traditional capsids such as AAV9. Candidate novel capsids were packaged with our microdystrophin transgene under the control of a muscle-specific promoter, such as CK8, and used to transduce muscle cells. In vitro studies performed in mouse muscle cell lines utilizing numerous novel capsid candidates showed multiple-fold increases in microdystrophin expression over AAV9. Further in vitro characterization of these capsids was performed in human Duchenne muscle cell lines. Results from these studies showed similar findings of multiple-fold increases in expression for novel capsid candidates over AAV9.

Non-specific novel capsids were packaged comprised of a bioluminescent protein (luciferase) under the control of a ubiquitous promoter in order to allow expression across a wide range of tissue types. These constructs were further evaluated in vivo in both mdx and wild-type mice to understand the potential broader applicability of these capsids for other indications. Results from this study supports preferential targeting of muscle, with increases in biodistribution and expression over AAV9 across muscle tissues and decreased biodistribution and expression compared to AAV9 in the liver, and the potential applicability to a wide variety of indications that may benefit from such a targeting profile, in addition to Duchenne. We are continuing to develop this rationally designed novel capsid library. Using both directed evolution and rational design, we are also developing a library of novel AAV capsids with the goal of enhancing cardiac tissue tropism and avoiding liver transduction.

We are using non-human primates, pigs, and mice as selection models to screen libraries at the level of RNA expression. Selection for effective transduction in cardiac tissue across different mammalian species is intended to identify capsid variants that potentially utilize conserved transduction mechanisms and may therefore be more likely to exhibit efficacy in humans.

Manufacturing and Supply

Currently, we are working to develop and optimize a transient transfection manufacturing process for producing drug product for our current and future Candidates. This process will build on industry-wide accepted practices and is expected to increase the yield, robustness and scalability of our current methods.

SGT-003 and SGT-501 are manufactured using transient transfection which requires processing steps that are more complex than those required for most chemical pharmaceuticals. We also intend to use transient transfection manufacturing for our other Candidates. We selected a manufacturing process that we believe will be scalable to support clinical and commercial production needs for SGT-003 and SGT-501. The transient transfection process was selected in order to efficiently advance SGT-003 and SGT-501 along their respective development timelines.

We currently rely on third-party manufacturers for SGT-003 and SGT-501 and plan to rely on third-party manufacturers for our Candidates. In October 2021, we announced a partnership with a cell and gene therapy-focused contract development and manufacturing organization, for the development and clinical stage manufacture of SGT-003.

We are supplying, and expect to continue to supply, our ongoing and future clinical development programs with drug produced at a cGMP compliant facility located at one of our contract manufacturing organizations. We ultimately intend to establish the capability and capacity to supply Candidates at commercial scale.

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

We own and in-license various patents, patent applications, know-how and trade secrets relating to the development and commercialization of our gene therapy candidates and platform technologies. As of February 29, 2024, our patent portfolio includes both owned and in-licensed patent families relating to our gene therapy programs and platform technologies.

For some patents, substantive prosecution of our patent applications has not yet commenced at the U.S. Patent and Trademark Office, or USPTO. We cannot predict whether such pending patent applications will result in the issuance of patents that effectively protect our candidates and our platform technologies, or if such issued patents or any of our licensor’s issued patents will effectively prevent others from commercializing competitive products. In any event, patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the patent offices in various jurisdictions are often significantly narrowed by the time they issue, if they issue at all.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, subject to certain limitations and provided statutory and regulatory requirements are met (for more information, please see “Business— Government regulation and product licensure —U.S. patent term restoration”). In the future, if and when our candidates receive approval from the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents we may obtain in the future covering those products, depending upon the length of the clinical trials for each product and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

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

Duchenne

Exclusive of our platform technologies, our Duchenne program includes three patent families with respect to microdystrophin and promoter sequences. We have filed one pending U.S. non-provisional patent application and ten pending patent applications in foreign jurisdictions, and have also exclusively licensed two issued U.S. patents, two pending U.S. non-provisional patent applications, and sixteen granted patents and eight pending patent applications in foreign jurisdictions. The issued U.S. patents are projected to expire between 2028 and 2036, excluding any patent term adjustments and any patent term extensions, and any U.S. patents that may issue from the pending U.S. non-provisional patent applications would be projected to expire between 2036 and 2042, excluding any patent term adjustments and any patent term extensions.

CPVT

Exclusive of our platform technologies, our CPVT program includes two patent families. We have exclusively licensed four issued U.S. patents, one pending U.S. non-provisional patent application, and six pending patent applications in foreign jurisdictions. The issued U.S. patents are projected to expire in 2032, excluding any patent term adjustments and any patent term extensions, and any U.S. patents that may issue from the pending U.S. non-provisional patent applications currently pending would be projected to expire in 2039, excluding any patent term adjustments and any patent term extensions.

Platform technologies

We own or license patents, patent applications and know-how related to various platform technologies. Certain of these technologies may be applicable to one or more of our current or future gene therapy candidates.

Our capsid program includes one patent family related to modified AAV capsids. We have filed one pending U.S. patent application and ten pending patent applications in foreign jurisdictions. Any U.S. patents that may issue from the pending U.S. non-provisional patent application would be projected to expire in 2040, excluding any patent term adjustments and any patent term extensions.

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

In consideration for the rights granted by the agreement, we paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. We are required to reimburse the University of Washington for costs incurred in applying for, prosecuting and maintaining patents and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2023, 2022, and 2021. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. In October 2020, the license agreement was amended such that we were required to pay the University of Washington $375 thousand in connection with the execution of the collaboration and license agreement with Ultragenyx, or the Collaboration Agreement, in October 2020. This payment was recorded as a research and development expense in the fourth quarter of 2020. The license agreement was also amended such that we are required to pay an aggregate of approximately $3.4 million upon the achievement of certain milestones. We must also pay royalties of a low single digit percentage of future sales by us and our sublicensees of products developed under the licensed patent rights. In addition, we must pay an annual maintenance fee until certain milestones are achieved, at which time a minimum annual royalty requirement will replace such maintenance fee and will apply to us and our sublicensees.

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

There were no milestones achieved during the years ended December 31, 2023, 2022, and 2021. We must pay a royalty of a low single digit percentage of future sales or by its sublicensees of products developed using the licensed patents. In addition, we must pay an annual maintenance fee until certain milestones are achieved, after which time a minimum annual royalty will replace such maintenance fee.

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

University of Florida License Agreements

We, and our subsidiary AavantiBio, have entered into several license agreements with the University of Florida Research Foundation, Inc., or UFRF. Broadly, the agreements relate to FA and our early stage cardiac candidates, including AVB-401, SGT-601 and SGT-701. Under each agreement we obtained an exclusive, royalty-bearing, sublicensable, world-wide license to certain patents and patent applications and a royalty-bearing non-exclusive license under the know-how, to make, have made, use, see, have sold, import and export licensed products. UFRF retains the right to practice the patent rights and know-how for internal non-commercial research, including research sponsored by commercial entities, and educational purposes.

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

Maugeri License Agreement

In June 2023 we entered into a license agreement, or the Maugeri License Agreement, with ICS Maugeri S.p.A. SB, or Maugeri, to focus on our development and commercialization of cardiac-related products based on Maugeri’s inventions. Pursuant to the Maugeri License Agreement, Maugeri granted us an exclusive worldwide sublicensable license in certain Maugeri patent rights, including existing patent rights, and those in any improvements or know-how made in performance of the Maugeri License Agreement, and a non-exclusive worldwide sublicensable license in certain Maugeri know-how, including existing know-how, and on any improvement thereto, in each case, subject to certain conditions, that is necessary or reasonably useful to develop licensed products under the terms of the Maugeri License Agreement. We will conduct certain activities agreed to by the parties with respect to the research and development of licensed products. A condition precedent to the effectiveness of the Maugeri License Agreement was regulatory review in Italy, which was completed in the third quarter of 2023 and, upon the completion of the condition precedent, the Maugeri License Agreement became effective.

We paid Maugeri an upfront license fee of €1,500, which was recorded as research and development expense during the second quarter of 2023. Additionally, we agreed to cumulative developmental, regulatory, and commercial milestone payments of up to €15,000, cumulative sales milestone payments of up to €15,000, upon achievement of specified milestone events, and tiered royalties on worldwide net sales in the low-to-mid-single-digits.

The Maugeri License Agreement continues until the latest expiry of (i) the last valid claim (as defined in the Maugeri License Agreement), (ii) regulatory exclusivity, and (iii) all payment obligations. Either party may terminate the Maugeri License Agreement for the other party’s uncured material breach. We may also terminate the Maugeri License Agreement in our sole discretion upon 60 days’ prior written notice to Maugeri and payment of a fee.

Ultragenyx Collaboration Agreement

On October 22, 2020, or the Effective Date, we entered into a collaboration and license agreement with Ultragenyx, to focus on the development and commercialization of new gene therapies for Duchenne. We granted Ultragenyx an exclusive worldwide license for any pharmaceutical product that expresses our proprietary microdystrophin construct from AAV8 and variants thereof in clade E for the treatment of Duchenne and other diseases resulting from the lack of functional dystrophin. We retain exclusive rights to all other uses of our microdystrophin proteins, including under our SGT-003 program.

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

As described in Note 3, we entered into the Collaboration Agreement with Ultragenyx for the research, development and commercialization of other pharmaceutical products that express our MD5 nNOS binding domain form of microdystrophin protein. During the year ended December 31, 2023, we recognized no revenue associated with the Collaboration Agreement. As of December 31, 2023, there was no deferred revenue related to the Collaboration Agreement. There are no amounts due from Ultragenyx as of December 31, 2023.

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

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and product marketing than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, enrolling patients in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We are aware of a number of companies and research institutions developing gene transfer programs progressing in Duchenne. For example, in June 2023, Sarepta Therapeutics, Inc., or Sarepta, announced that it had received accelerated approval for its gene therapy candidate ELEVIDYS for the treatment of ambulatory pediatric patients aged 4 through 5 years with Duchenne. In December 2023, Sarepta announced that it submitted a supplemental biologics license application, or BLA, to broaden the approved indication for ELEVIDYS to all patients (all ages and ambulation status) with Duchenne, and on February 16, 2024 Sarepta announced that the FDA accepted the supplemental BLA for priority review and set a PDUFA date of June 21, 2024. We are also aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfers for Duchenne, including Pfizer Inc. with a product candidate currently in Phase 3 clinical development, Genethon with a product candidate currently being evaluated in a Phase 1/2/3 clinical trial, and REGENXBIO Inc. with a product candidate in Phase 1/2 clinical development.

We are also aware of several companies and research institutions conducting clinicals trials in small molecule product candidates focused on CPVT, including Armgo Pharmaceuticals, Inc. with an orally administered Rycal in a Phase 2 clinical trial and Cardurion Pharmaceuticals, Inc. with an orally administered CAMKII-delta inhibitor candidate in a Phase 2 clinical trial.

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

U.S. biologic products development process

A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new biological product in the United States must typically secure the following:

•
completion of preclinical laboratory tests and in vivo studies according to the FDA’s good laboratory practices, or GLP, requirements and applicable requirements for the humane use of laboratory animals or other applicable regulations;

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
•
performance of adequate and well controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, potency and purity of the proposed biologic product for each of its intended uses;
•
preparation and submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity and potency from results of preclinical testing and clinical trials, and detailed information about the chemistry, manufacturing and controls, or CMC, for the product, reports of the outcomes and full data sets of the clinical trials and proposed labeling and packaging for the product;
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

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is an exemption from the FD&C Act that allows an unapproved product to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved BLA. In addition to reviewing an IND to assure the safety and rights of patients, the FDA also focuses on any CMC issues and the quality of the investigation. Some preclinical tests may continue even after the IND is submitted.

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

In addition, following the clearance of an IND, the FDA may impose a full or partial clinical hold at any time during clinical trials. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND (e.g., a specific protocol or part of a protocol is not allowed to proceed; however, other protocols or parts of the protocol are allowed to proceed under the IND). If the FDA requires that progress to the next study is contingent on (i) FDA review of additional data and (ii) subsequent specific permission for the study to proceed, this represents a partial clinical hold.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB, or a data safety monitoring committee, or DMC. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Clinical trials involving recombinant DNA also must be reviewed by an IBC a local institutional committee that reviews and oversees basic and clinical research and utilizes recombinant DNA at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The investigational biologic product is initially introduced into a small group of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its effectiveness. In the case of some product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Phase 1 clinical trials of gene therapies are typically conducted in patients rather than healthy volunteers.
•
Phase 2. The biologic product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•
Phase 3. Phase 3 clinical trials are commonly referred to as “pivotal” studies, which typically denotes a study that presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a biologic product. In Phase 3 clinical trials, the investigational biologic product is administered to an expanded patient population, generally at multiple geographically dispersed clinical trial sites in adequate and well controlled clinical trials to generate sufficient data to statistically confirm the potency and safety of the product for approval. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes also referred to as post-marketing clinical trials, may be conducted after initial approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials.

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

The FDA or the sponsor or its DSMB/DMC may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic product candidate has been associated with unexpected serious harm to patients.

Finally, sponsors of certain clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements due to the Department of Health and Human Services’, or HHS’s, long delay in issuing final implementing regulations, the FDA has issued several pre-notices for voluntary corrective action and several notices of non-compliance during the past two years. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FD&C Act with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Interactions with the FDA during the clinical development program

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

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND, or pre-IND application meeting, at the end of a Phase 2 clinical trial, or EOP2 meeting, and before a BLA is submitted, or pre-BLA meeting. Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND application and pre-BLA meetings, as well as Type B EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. A Type D meeting is focused on a narrow set of issues (and should be limited to no more than two focused topics) and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

Clinical studies outside the United States in support of FDA approval

In connection with our clinical development program, we may conduct trials at sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP requirements, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of U.S. approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

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

There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by the 21st Century Cures Act, or the Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

If a gene therapy trial is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documents must be submitted to, and the study registered with, the NIH Office of Biotechnology Activities, pursuant to the NIH Guidelines for Research Involving

Recombinant DNA Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA. However, many companies and other institutions, not otherwise subject to the NIH Guidelines, voluntarily follow them.

The FDA has issued various guidance documents regarding gene therapies, including final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders, a final guidance in October 2022 for Human Gene Therapy for Neurodegenerative Diseases, as well as a draft guidance in July 2023 on comparability requirements for manufacturing changes in gene therapy products. In December 2023, a draft guidance on potency assurance for cellular and gene therapy products was released. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, for AAV capsids specifically, the FDA typically recommends that sponsors continue to monitor participants for potential gene therapy-related adverse events for up to a 5-year period. Other types of gene therapy or gene editing products may require longer follow up, potentially up to a maximum 15-year period.

Finally, for a gene therapy product and where applicable, the FDA also will not approve the product if the manufacturer is not in compliance with good tissue practices, or GTP. These standards are found in FDA regulations and guidance that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that T-cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA. The FDA also maintains a list of diseases that are exempt from the requirements PREA, due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under the PREA.

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

Submission and filing of a BLA

After the completion of clinical trials of a biologic product, FDA licensure of a BLA must be obtained before commercial marketing of the biologic product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biologic product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2024 is approximately $4.05 million for an application requiring clinical data. The sponsor of an approved BLA is also subject to an annual program fee, which for federal fiscal year 2024 is currently $416,734 per eligible prescription product. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

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

If a product receives regulatory approval, the FDA will issue an approval letter. The approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post-marketing clinical trials, designed to further assess a biologic product’s safety, purity and potency, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

Biosimilars and reference product exclusivity

The Patient Protection and Affordable Care Act and the companion Health Care and Education Reconciliation Act, or the Health Care Reform Law, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. That Act established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. To date, the FDA has approved a number of biosimilars and it has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHS Act.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of first licensure of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was first licensed. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. Since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

As of December 27, 2020 (enacted as part of the Consolidated Appropriations Act, 2021), the “patent dance” lists became public information as listed in the Purple Book (FDA’s “Database of Licensed Biological Products”). In particular, reference product BLA holders must submit to the FDA within 30 days of exchanging a patent list (patents with expiry dates) with a biosimilar applicant, as well as any supplemental lists. This information was previously maintained as confidential as between the BLA holder and biosimilar applicant. Despite publication of these lists, a BLA holder may assert other patents against future filers, and does not exclude enforcement of newly granted patents.

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

Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different indications. In particular, the concept of what constitutes the "same drug" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA issued final guidance in September 2021 suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or capsids. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Orphan medicinal product status in the European Union has similar, but not identical, benefits.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. In January 2023, FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

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

With passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed) and use expedited procedures to withdraw accelerated approval of a BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval. In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval.

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

In order to receive a PRV upon BLA approval, the product must receive designation from the FDA as a product for a rare pediatric disease prior to submission of the marketing application. A “rare pediatric disease” is a disease that is serious or life-threatening, in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and affects fewer than 200,000 people in the United States, or affects more than 200,000 people in the United States but there is no reasonable expectation that the cost of developing and making available in the United States a product for such disease or condition will be recovered from sales in the United States of such product. In addition to receiving rare pediatric disease designation, in order to receive a PRV, the BLA must be given priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the product intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a product that does not include a previously approved active ingredient.

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

Post-approval requirements

After regulatory approval of a product is obtained, there may be a number of post-approval requirements. For example, as a condition of approval of a BLA, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy. In addition, holders of an approved BLA are required to keep extensive records, to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations and practices, as well as the manufacturing conditions of approval set forth in the BLA. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior regulatory approval before being implemented. Regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. The FDA periodically inspects manufacturing facilities to assess compliance with

cGMP requirements, which impose certain procedural, substantive and recordkeeping requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Further, although physicians may prescribe legally available products for unapproved uses or patient populations, which are commonly referred to as “off-label uses,” manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a biologic. If a company is found to have promoted off-label uses, it may become subject to administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. Further, in October 2023, the FDA published draft guidance outlining the FDA’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use..

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

Federal and state data privacy laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under The Health Insurance Portability and Accountability Act, or HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans, and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials will be regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

In 2018 California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020, and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency—the California Privacy Protection Agency—whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, a number of states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices, and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil, and administrative penalties, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.

Government regulation outside of the U.S.

In addition to regulations in the United States, a manufacturer is subject to a variety of regulations in foreign jurisdictions to the extent it chooses to sell any products in those foreign countries. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Because biologically sourced materials are subject to unique contamination risks, their use may also be restricted in some countries. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls.

With the exception of the European Union and European Economic Area, or EEA, applying the harmonized regulatory rules for medicinal products, the approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Non-clinical studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trial approval in the European Union

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014, or CTR, became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

Beyond streamlining the process, CTR includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the CTR.

The CTR did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Parties conducting certain clinical studies must post clinical trial information in the European Union at the EU Clinical Trials Register.

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

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e., the European Union as well as Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as severely disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. Advanced-therapy medical products include gene therapy medicine, somatic cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for somatic cell therapy medicinal products and require that we comply with these new guidelines. Similarly, complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing candidates, but that remains uncertain at this point.

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

A marketing authorization may be granted only to a sponsor established in the European Union. Regulation No. 1901/2006 provides that, prior to obtaining a marketing authorization in the European Union, a sponsor must demonstrate compliance with all measures included in a PIP approved by the PDCO, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

Conditional marketing authorization

In specific circumstances, European Union legislation on Conditional Marketing Authorizations for Medicinal Products for Human Use, or conditional marketing authorization, enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if the risk-benefit balance of the product candidate is positive, it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data, the product fulfills unmet medical needs and the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data.

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

Exceptional circumstances

A marketing authorization may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This marketing authorization is close to the conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike the conditional marketing authorization, the applicant does not have to provide the missing data and will never have to. Although the marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the marketing authorization, the EMA or the competent authorities of the EU Member States make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy. Except conditional marketing authorizations, marketing authorizations have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

Orphan drug designation and exclusivity

The criteria for designating an orphan medicinal product in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life- threatening or chronically debilitating condition, (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition. The term “significant benefit” is defined in Regulation (EC) 847/2000 to mean a clinically relevant advantage or a major contribution to patient care.

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

The ten-year market exclusivity in the European Union may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if: (1) the second sponsor can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the sponsor consents to a second orphan medicinal product application; or (3) the sponsor cannot supply enough orphan medicinal product.

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

Brexit and the regulatory framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the European Union will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or HMR, is the primary legal instrument for the regulation of medicines in the UK. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the European Union.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law.” However, new legislation such as the (EU) Clinical Trials Regulation will not be applicable in Great Britain. Since a significant proportion of the regulatory framework for pharmaceutical products in the UK covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorizations, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the UK. For example, the UK is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations from the EMA, and a separate marketing authorization will be required to market our product candidates in the UK. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new Great Britian marketing authorization.

As with other issues related to withdrawal of the UK from the European Union, there are open questions about how personal data will be protected in the UK and whether personal information can transfer from the European Union to the UK. Following the withdrawal of the UK from the European Union, the UK Data Protection Act of 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by the GDPR. While the Data Protection Act of 2018 in the UK that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the UK, it is still unclear whether transfer of data from the EEA to the UK will remain lawful under the GDPR. The UK government has already determined that it considers all EU and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the UK to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the UK as being “essentially adequate” for purposes of data transfer from the European Union to the UK, although this decision may be re-evaluated in the future.

General data protection regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue may further impact our business operations in the EU.

Following the withdrawal of the United Kingdom from the European Union, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR, including in relation to data transfers.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Health Care Reform Law, which, among other things, includes changes to the coverage and payment for products under government health care programs. In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 sequester for two years, through the end of 2024.

Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the two percent Budget Control Act of 2011 Medicare sequester for six months into 2032 and lowers the payment reduction percentages in years 2030 and 2031.

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

Since enactment of the Health Care Reform Law, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Patient Protection and Affordable Care Act, or PPACA, brought by several states without specifically ruling on the constitutionality of the PPACA. Litigation and legislation over the Health Care Reform Law are likely to continue, with unpredictable and uncertain results.

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

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, the prior administration issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. In January 2024, the FDA approved Florida’s plan for Canadian drug importation.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act, or the IRA, has been delayed by Congress to January 1, 2032.

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

The IRA includes a provision exempting orphan drugs from Medicare price negotiation but this exclusion has been interpreted by CMS in final guidance issued in July 2023 to apply only to those orphan drugs with an approved indication (or indications) for a single rare disease or condition. The final guidance clarifies that CMS will consider only active designations/approvals when evaluating a drug for the exclusion, such that designations/indications withdrawn before the selected drug publication date will not be considered. CMS also clarified that, if a drug loses its orphan drug exclusion status, the agency will use the earliest date of approval/licensure to determine whether the product is a qualifying single source drug subject to price negotiations.

In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its EU Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member States may approve a specific price for a product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

As of December 31, 2023, we employed 88 full-time employees, including 65 in research and development and 23 in general and administrative positions, and of which 19 of our employees hold Ph.D. or M.D. degrees.

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

On December 2, 2022, we completed our acquisition, or the Acquisition, of AavantiBio, Inc., or AavantiBio, and acquired AavantiBio’s pipeline programs which included cardiac and neuromuscular programs. Our ability to realize the anticipated benefits of the Acquisition will depend, to a large extent, on our ongoing ability to integrate AavantiBio and these cardiac and neuromuscular programs into our business and business strategy and realize anticipated growth opportunities and synergies. We may fail to realize some or all of the anticipated benefits of the Acquisition. Potential difficulties we may encounter in the integration process include the following:

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

Since inception, we have incurred significant net losses. Our net losses were $96.0 million, $86.0 million and $72.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $658.8 million. Prior to the Acquisition, we had devoted substantially all of our efforts to research and development, including clinical development of SGT-001, which we are no longer developing, and preclinical development of SGT-003, as well as to building out our management team and infrastructure. Following the Acquisition, we also began devoting efforts to preclinical development of our other Candidates. We expect that it could be several years before we have a commercialized product, and we may never have a commercialized product. We expect to continue to incur significant expenses and see continued operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•
enroll patients in our INSPIRE Duchenne trial and advance clinical development of SGT-003;
•
advance our other Candidates into clinical trials;
•
continue research and preclinical development of our Candidates and adjacent technologies such as assays;
•
seek to identify additional candidates;
•
engage in regulatory interactions with the FDA and other regulatory authorities;
•
submit regulatory filings relating to the development of our Candidates and seek marketing approvals for our Candidates that successfully complete clinical trials, if any;
•
establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•
arrange manufacturing for larger quantities of our product candidates for preclinical and clinical development and potential commercialization;
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

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we enroll patients in and conduct the INSPIRE Duchenne trial and continue to develop our pipeline and complete ongoing and planned preclinical studies and clinical trials of our Candidates, obtain marketing approval for our Candidates, develop adjacent technologies such as assays, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. Moreover, the manufacturing process requires materials which may fluctuate in cost or be limited or unavailable to us, as well as relationships with contract development and manufacturing organizations to facilitate the manufacturing process. We may never succeed in any of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our Candidates and otherwise integrate the operations of AavantiBio into our business. In addition, if we obtain marketing approval for our Candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2023, together with the net proceeds from our private placement that closed in January 2024, will be sufficient to fund our operating expenses and capital requirements into 2026, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of our Candidates.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of the INSPIRE Duchenne trial and any future clinical trials of our Candidates;
•
the costs, timing and outcome of regulatory review of our Candidates;
•
the scope, progress, results and costs of discovery, laboratory testing, manufacturing, preclinical development and clinical trials for our Candidates;
•
the costs associated with manufacturing and use of third-party manufacturers;
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
•
the extent to which we acquire or in-license other candidates, technologies and intellectual property; and
•
if and as we need to adapt our business in response to public health emergencies or pandemics, such as the recent COVID-19 pandemic, and collateral consequences related thereto.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to submit a biologic license application, or BLA, or obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenue, if any, will be derived from or based on sales of product candidates that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies or pandemics, such as the recent COVID-19 pandemic, and geopolitical events, including civil or political unrest. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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
•
establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in terms of cost, amount and quality, products and services to support clinical development and the commercial demand for our Candidates, if approved;
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

Our operations to date, with respect to the development of SGT-001, which we are no longer developing, and SGT-003, have been limited to organizing and staffing our company, business planning, raising capital, acquiring rights to our technology, conducting research and development activities, establishing research and development collaborations, establishing arrangements for the manufacture of SGT-001 and SGT-003, identifying SGT-001 and SGT-003 as potential gene transfer candidates and undertaking preclinical studies and clinical trials of SGT-001 and SGT-003. Following the Acquisition, we have expanded our operations to include the development of additional Candidates. As a company, we have limited experience in clinical development and we have not yet demonstrated the ability to complete clinical trials of any product candidate, obtain marketing approvals, manufacture at commercial-scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions our stockholders make about our prospects may not be as accurate as they could be if we had a longer operating history or prior experience integrating acquired businesses into our existing business.

Public health emergencies or pandemics, including the recent COVID-19 pandemic, may affect our ability to initiate and complete current or future preclinical studies or clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations.

Public health emergencies or pandemics, including the recent COVID-19 pandemic, could adversely affect our business, financial condition, results of operations, and prospects.

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

We may also face difficulties recruiting or enrolling patients for our clinical trials if patients are affected by the recent COVID-19 pandemic or other public health emergencies or are fearful of visiting or traveling to, or unable to travel to, clinical trial sites. For example, we experienced a few missed or postponed patient visits in our IGNITE DMD trial for SGT-001, which we are no longer developing, due to site closures early in the COVID-19 pandemic.

The response to public health emergencies or pandemics may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

While the public health emergency declarations related to COVID-19 ended on May 11, 2023 the FDA retained a number of COVID-19 related policies. It is unclear how, if at all, these policies will impact our efforts to develop and commercialize our product candidates.

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

We are evaluating SGT-003 for the treatment of Duchenne and are advancing a portfolio of programs for the treatment of other rare genetic diseases, and our future success depends on our successful development of these Candidates. Our risk of failure is high. We have experienced problems and delays in developing SGT-001, which we are no longer developing, and may in the future experience problems or delays in developing Candidates. Any such problems or delays would cause unanticipated costs, and any development problems may not be solved. For example, we or another party may uncover a previously unknown risk associated with our Candidates, the adeno-associated virus, or AAV, capsid, construct or other issues resulting in toxicity or lack of efficacy that may be more problematic than we currently believe and this may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional clinical testing.

In addition, our ability to conduct and complete our preclinical development testing and studies is contingent on our ability to source animals and other supplies required for the conduct of such testing and studies and the performance of animal models. If we are unable to obtain all necessary animals and other supplies required for the conduct of our preclinical testing and studies, or the animal models do not perform as expected, we may be unable to complete such preclinical development testing and studies in a timely manner or at all. For example, some of our IND-enabling toxicology and other studies require certain non-human primates, or NHPs, that may be imported from countries in which trade relation with the U.S. are or may become challenging or through vendors who may not be able to timely source certain NHPs or at all, which may impair our ability to complete preclinical development testing and studies to support IND or similar applications or delay submission of such applications. Additionally, we may fail to demonstrate adequate product candidate efficacy and/or safety as required by regulatory authorities. We may fail to access relevant, adequate, or necessary animal models, including genetic models of disease and non-human primates in particular, for use in such studies as requested by regulatory authorities. We may also experience substantial delays as a result of our reliance on CROs to conduct all animal model experimentation necessary to assess the efficacy and safety of our product candidates. Any of these factors may result in delays to candidate progression, inability to obtain regulatory approval, and/or substantial increases in candidate development costs.

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

In addition, it is possible that as we test Candidates in larger, longer and more extensive clinical programs, or as use of these candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that a Candidate has side effects or causes serious or life-threatening side effects, the development of the candidate may fail or be delayed, or, if the candidate has received regulatory approval, such approval may be withdrawn.

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other clinical trials. The FDA convened the Cellular, Tissue, and Gene Therapies Advisory Committee in September 2021 to discuss toxicity risks of AAV based gene therapy products and discussed risks included oncogenicity risks due to capsid genome integration, hepatotoxicity, thrombotic microangiopathy, and neurotoxicity (especially related to dorsal root ganglion toxicity). While new recombinant capsids have been developed with the intent to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There have been reports of significant adverse side effects, including muscle weakness and myocarditis, in clinical trials of other gene therapy treatments for Duchenne that may be related to the type and location of the specific gene mutation causing the disease. One clinical trial sponsor reported a death, preceded by hypovolemia and cardiogenic shock, of a non-ambulatory Duchenne subject with advanced disease and cardiac dysfunction. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Additionally, in previous clinical trials involving AAV capsids for gene therapy, some subjects experienced the development of a positive ELISPOT test associated with T-cell responses, which is of unclear clinical translatability. If T-cells are activated, the cellular immune response system may trigger the removal of transduced cells. If our gene transfer candidates demonstrate a similar effect or other undesirable side effects, we may decide or be required to halt or delay further clinical development of our Candidates involving AAV capsids for gene therapy.

Adverse side effects may be observed following administration of any AAV gene therapy, including SGT-003 or other Candidates. Not all contemplated AAV delivery systems have been validated in human clinical trials previously, such as AAV-SLB101, which is a novel capsid. If a delivery system does not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of SGT-003 or other Candidates. The FDA convened the Cellular, Tissue, and Gene Therapies Advisory Committee in September 2021 to discuss toxicity risks of AAV based gene therapy products. Discussed risks included oncogenicity risks due to capsid genome integration, hepatotoxicity, thrombotic microangiopathy, and neurotoxicity (especially related to dorsal root ganglion toxicity). If any such adverse side effects were to occur in the future and we are unable to demonstrate that they were not caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, SGT-003 or other Candidates for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the clinical trial. Patients will also create antibodies to the AAV capsid and a second administration of gene transfer might not be safe or successful.

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
•
our reputation may suffer.

One of our prior clinical trials had been placed on clinical hold by the FDA in the past, and we cannot guarantee that similar events will not happen in future clinical trials for our Candidates.

In November 2019, the FDA placed a clinical hold on SGT-001 following a serious adverse event in IGNITE DMD. The third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event deemed related to the study drug that was characterized by complement activation, thrombocytopenia, decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency. In April 2021, an eighth patient was treated with SGT-001. The patient experienced a systemic inflammatory response which has since fully resolved. The event was classified as a serious adverse event and considered by the investigator to be drug related. While SGT-003 utilizes a different capsid than SGT-001 and includes other changes to the construct and manufacturing process to help avoid or mitigate any such events, we cannot guarantee that similar serious adverse events or clinical holds will not happen in future clinical trials.

Delays in the completion of, or our inability to conduct, any clinical trial of SGT-003 or any other Candidate, as a result of similar serious adverse events or clinical holds or otherwise, will increase our costs, slow down or cease our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of SGT-003 or other Candidates.

We have never completed a clinical trial and may be unable to do so for any product candidate, including SGT-003 and other Candidates.

We are early in our development efforts and we have never completed a clinical trial. We anticipate dosing our first patient in our INSPIRE Duchenne trial in the second quarter of 2024. All of our other Candidates are still in preclinical development. Preclinical studies involve a lengthy and expensive process with an uncertain outcome. There are many potential preclinical models to test for different disease states, and we could fail to choose the best or a predictive preclinical model to determine proof of concept and potential safety and efficacy of our candidates. We may decide to suspend further testing on our candidates or technologies if, in the judgment of our management and advisors, the preclinical test results do not support further development.

We will need to successfully initiate our planned and complete our ongoing clinical trials in order to obtain FDA approval to market SGT-003 and other Candidates. We have limited experience in preparing, submitting and prosecuting regulatory submissions, and have not previously submitted a BLA for any product candidate. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or to begin as proposed, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. This may be particularly true for design of a pivotal trial for the treatment of Duchenne as the FDA has not given clear guidance as to the necessary endpoints for approval of a treatment for Duchenne. In addition, we cannot be certain how many clinical trials of SGT-003 or other Candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of SGT-003 or other Candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, clinical trials, could prevent us from or delay us in commercializing SGT-003 and other Candidates.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. Our preclinical studies for certain Candidates in animals have been limited. We have not dosed human subjects with SGT-003 or any of our other Candidates. There is a high failure rate for gene therapy and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Our Candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. This failure could cause us to abandon any of our Candidates.

Preliminary or interim data that we announce or publish from time to time may change as more data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may announce or publish preliminary or interim data from clinical trials. Positive preliminary or interim data may not be predictive of such trial’s subsequent or overall results. Preliminary or interim data are subject to the risk that one or more of the outcomes may materially change as more data becomes available. Additionally, preliminary or interim data are subject to the risk that one or more of the biologic or clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Therefore, positive preliminary or interim data in any ongoing clinical trial may not be predictive of such results in the completed trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. As a result, preliminary or interim data that we report may differ from future results from the clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, preliminary or interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to preliminary or interim data could significantly harm our business prospects.

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
•
delays in recruiting suitable subjects to participate in our clinical trials, including because such trials have restrictive eligibility criteria or may be placebo-controlled trials and patients are not guaranteed to receive treatment with our product candidates, or as a result of alternative therapies or competing trials;
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
•
delays as a result of public health emergencies or pandemics, such as the recent COVID-19 pandemic or from the outbreak of another pandemic or contagious disease or other global instability could delay the initiation or rate of completion of any clinical trial; or
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

Additionally, if the results of any clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our Candidates, we may:

•
interrupt or halt clinical development;
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

We do not have the personnel capacity to conduct or manage the clinical trials that will be necessary for the development of our Candidates. For our INSPIRE Duchenne trial we are relying, and for any future clinical trials we expect we will rely, on third parties to assist us in managing, monitoring and conducting our clinical trials. If these third parties fail to comply with applicable regulations or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures and, therefore, clinical trials for SGT-003 or other Candidates may be delayed or unsuccessful.

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

Identifying and qualifying patients to participate in any clinical trials of SGT-003 and other Candidates are critical to our success. Because of our primary focus on rare diseases, we may have difficulty enrolling a sufficient number of eligible patients. The timing of any clinical trials depends on our ability to recruit patients to participate as well as complete required follow-up periods. If patients are unwilling or unable to participate in our gene therapy clinical trials, including because of negative publicity from adverse events related to our candidates, other approved therapies, or due to competitive clinical trials or approvals for similar patient populations, clinical trials in products employing our capsid or our platform or for other reasons, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval of SGT-003 or other Candidates may be delayed. We may also experience delays if patients withdraw from the clinical trial or do not complete the required monitoring period. Furthermore, we may face difficulties in recruiting patients to enroll in, or once enrolled, retaining patients in future clinical trials if they or their caretakers are affected by public health emergencies or pandemics, such as the recent COVID-19 virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of public health emergencies or pandemics or other unforeseen events. These delays could result in increased costs, delays in advancing SGT-003 or other Candidates, delays in testing the effectiveness of our Candidates or termination of clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete any clinical trials in a timely manner. Patient enrollment and trial completion is affected by many factors, including:

•
size of the patient population and the process for identifying subjects;
•
design of the trial protocol;
•
eligibility and exclusion criteria, including age, size and functional ability and pre-existing antibodies to AAV capsids that preclude subjects from being able to receive AAV-mediated gene transfer;
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

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR aims to simplify and streamline the authorization, conduct and transparency of clinical trials in the EU. We have not previously secured authorization to conduct clinical studies in the European Union pursuant to the CTR and, accordingly, there is a risk that we may be delayed in commencing such studies. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

Further, under the Pediatric Research Equity Act of 2003, a BLA or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

Even if we obtain any regulatory approval for any of our Candidates, we will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or conditions of approval, or requirements for potentially costly post-marketing testing and surveillance to monitor the safety, purity, and potency of the biologic product. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Finally, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, in April 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the U.S. Among other determinations, the district court held that plaintiffs were likely to prevail in their claim that FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an new drug application or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.

On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Appeals Court did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that asked the U.S. Supreme Court to review the Appeals Court decision. On December 13, 2023, the Supreme Court granted these petitions for writ of certiorari for the appeals court decision.

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

Any regulatory approval to market our products will be limited by indication. If we fail to comply or are found to be in violation of FDA regulations restricting the promotion of our products for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, Medicines and Healthcare products Regulatory Agency and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. Physicians may nevertheless prescribe our products off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our products for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act, or PIE Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of HHS, the FDA, the Federal Trade Commission, or the FTC, and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FD&C Act, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to European Union rules. The United Kingdom and European Union have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

The FDA has issued various guidance documents regarding gene therapies, including final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders, a final guidance in October 2022 for Human Gene Therapy for Neurodegenerative Diseases, as well as a draft guidance in July 2023 on comparability requirements for manufacturing changes in gene therapy products. In December 2023, a draft guidance on potency assurance for cellular and gene therapy products was released. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, for AAV capsids specifically, the FDA typically recommends that sponsors continue to monitor participants for potential gene therapy-related adverse events for up to a 5-year period. Other types of gene therapy or gene editing products may require longer follow up, potentially up to a maximum 15-year period.

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

The FDA has granted orphan drug designation to SGT-003 for the treatment of Duchenne and the FDA and EMA have granted orphan drug designation to SGT-501 for the treatment of CPVT.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the Court of Appeals concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. In January 2023, the FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA or Congress may make to its orphan drug regulations and policies, our business could be adversely impacted.

We may seek a breakthrough therapy designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for one or more of our product candidates; however, we cannot assure our stockholders that one or more of our product candidates will meet the criteria for that designation. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the biologics license application is submitted to the FDA.

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

As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence and may be required to be initiated prior to submission of the BLA. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Further, with passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed) and use expedited procedures to withdraw accelerated approval of a BLA after the confirmatory trial fails to verify the product’s clinical benefit.

There can be no assurance that the FDA or comparable foreign regulatory agencies will agree with our surrogate endpoints or intermediate clinical endpoints in any of our clinical trials, or that we will decide to pursue or submit any additional application for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from the FDA or comparable foreign regulatory agencies, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval. Furthermore, for any submission of an application for accelerated approval or application under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted for filing or that any expedited development, review or approval will be granted on a timely basis, or at all.

A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period until commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

A potential regenerative medicine advanced therapy designation by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek a regenerative medicine advanced therapy designation for some of our product candidates. A regenerative medicine advanced therapy is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The regenerative medicine advanced therapy program is intended to facilitate efficient development and expedite review of regenerative medicine advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A BLA for a regenerative medicine advanced therapy may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

We may seek a Rare Pediatric Disease Designation for our product candidates. However, a BLA for such product candidates may not meet the eligibility criteria for a priority review voucher upon approval.

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

If a therapy is intended for the treatment of a serious condition and nonclinical or clinical data demonstrates the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA fast track designation. However, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. The FDA has broad discretion with respect to whether or not to grant fast track designation to a product candidate, so even if we believe a particular product candidate is eligible for such designation, the FDA may decide not to grant it. Moreover, we may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program or if the unmet need has been fulfilled with the approval of another product. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

The FDA has granted fast track designation to SGT-003 for the treatment of Duchenne.

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

Inadequate funding for the FDA, the SEC and other U.S. or foreign government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including 2018 and 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. In addition, disruptions may result in events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA, EMA or other regulatory agency to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business. Further, future government shutdowns or other disruptions affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We face significant competition and our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our ability to develop, successfully market, or commercialize our Candidates.

We operate in a highly competitive segment of the biopharmaceutical market. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of product candidates, including gene therapies, in development for Duchenne, CPVT, other cardiomyopathies or FA. Many of our competitors have significantly greater financial, product candidate development, manufacturing and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and mergers and acquisitions within these industries may result in even more resources being concentrated among a smaller number of larger competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, enrolling patients in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We are aware of a number of companies and research institutions developing gene transfer programs progressing in Duchenne. For example, in June 2023, Sarepta Therapeutics, Inc., or Sarepta, announced that it had received accelerated approval for its gene therapy candidate ELEVIDYS for the treatment of ambulatory pediatric patients aged 4 through 5 years with Duchenne. In December 2023, Sarepta announced that it submitted a supplemental BLA to broaden the approved indication for ELEVIDYS to all patients (all ages and ambulation status) with Duchenne, and on February 16, 2024 Sarepta announced that the FDA accepted the supplemental BLA for priority review and set a PDUFA date of June 21, 2024. We are also aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfers for Duchenne, including Pfizer Inc. with a product candidate currently in Phase 3 clinical development, Genethon with a product candidate currently being evaluated in a Phase 1/2/3 clinical trial, and REGENXBIO Inc. with a product candidate in Phase 1/2 clinical development. We are also aware of several companies and research institutions conducting clinicals trials in small molecule product candidates focused on CPVT, including Armgo Pharmaceuticals, Inc. with an orally administered Rycal in a Phase 2 clinical trial and Cardurion Pharmaceuticals, Inc. with an orally administered CAMKII-delta inhibitor candidate in a Phase 2 clinical trial.

Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are first to market or are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than any product candidate that we may develop. Changes within the competitive landscape could lead us to alter clinical trial strategy, baseline eligibility criteria or make other modifications to clinical trial designs.

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

The success of our business depends upon our ability to develop and commercialize our Candidates. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential than our Candidates. For example, in September 2022, we announced that we would be pausing activities for SGT-001, which we are now no longer developing.

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

We have limited gene therapy manufacturing experience and could experience production problems and delays in obtaining regulatory approval of our manufacturing processes, which could result in delays in the development or commercialization of SGT-003, SGT-501, or other current and future candidates. In addition, changes to manufacturing sites or processes, or formulations for our product candidates may result in additional cost or delay.

We have limited experience manufacturing SGT-003, SGT-501 and our other current or future candidates. The manufacturing process we have used historically and the manufacturing process we plan to use in the future to produce product for our candidates are complex and our processes have not been validated for commercial use. As candidates progress through preclinical studies and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize safety, quality, efficacy, yield, manufacturing batch size, minimize costs and achieve consistent results. For example, we have moved to a transient transfection-based manufacturing process for SGT-003. While we have observed positive results in preclinical studies using this new manufacturing process, any further changes in manufacturing or formulation may result in effects and results that are different from those observed in our completed preclinical studies to date. Similarly, in the future we may further optimize our existing process or introduce an alternative process or formulation of one or more of our candidates during the course of our planned preclinical studies or clinical trials. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay initiation or completion of clinical trials, require the conduct of bridging studies or clinical trials or the repetition of one or more studies or clinical trials, increase development costs, delay approval of our candidates and jeopardize our ability to commercialize our candidates, if approved, and generate revenue.

The production of SGT-003 and SGT-501 uses a transient transfection-based process which requires processing steps that are more complex than those required for most chemical pharmaceuticals. We also intend to use transient transfection manufacturing for our other Candidates. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene therapy candidate such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we have and will continue to employ multiple steps to control our manufacturing processes to assure that the process works and that SGT-003, SGT-501 and our other Candidates are made strictly and consistently in compliance with such processes. We must supply all necessary documentation in support of an IND, BLA or MAA on a timely basis and must adhere to the FDA’s and the European Union’s cGMP requirements before we can obtain marketing approval for SGT-003, SGT-501, and other Candidates. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP requirements, by performing extensive audits of contract laboratories, manufacturers and suppliers.

We currently rely on third-party manufacturers for SGT-003 and SGT-501 and plan to rely on third-party manufacturers for our Candidates. In order to produce sufficient quantities of product candidates for clinical trials and initial U.S. commercial demand, we have and will continue to further optimize and increase the capacity of our manufacturing process at our third-party manufacturers. We may need to make changes to our manufacturing processes, beyond implementation of a transient transfection-based manufacturing process. We may not be able to produce sufficient quantities of drug product due to several factors, including equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, a public health issue (for example, an outbreak of a contagious disease such as the recent COVID-19 pandemic), disruption in utility services, human error or disruptions in the operations of our suppliers. For example, we have not released a manufacturing lot for clinical supply utilizing the transient transfection-based manufacturing process and may experience variability with respect to the success and yield between lots that will require continued engagement in process development activities to improve the reproducibility, reliability, quality and consistency of yields of the manufacturing process. Additional manufacturing runs will be required to produce necessary or adequate supply for our future clinical trials and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT-003, SGT-501 and other Candidates could be delayed, and we could incur additional expense. Any such failure could delay or prevent our IND or commercialization of SGT-003, SGT-501 or other Candidates.

If supply from a manufacturing facility is interrupted, including as a result of equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, public health emergencies or pandemics, such as the recent COVID-19 pandemic, disruption in utility services or human error, there could be a significant disruption in supply of SGT-003 or other Candidates. In such instance, we may need to locate appropriate replacement third-party manufacturers, and we may not be able to enter into arrangements with such additional third-party manufacturers on favorable terms or at all. Use of new third-party manufacturers could increase the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates.

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

We do not independently manufacture material for our ongoing or planned clinical programs and we are utilizing and expect to utilize materials manufactured by cGMP-compliant third-party suppliers. If these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with quality and regulatory requirements or if there are disagreements between us and these third-party manufacturers, we may not be able to complete, or may be delayed in completing, the clinical trials required for approval of our product candidates. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates.

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

Our gene transfer approach utilizes capsids derived from a virus, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of gene transfer product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our Candidates.

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

In particular, our success will depend upon physicians who specialize in the treatment of our pipeline indications, prescribing treatments that involve the use of viral capsids in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion may delay or impair the development and commercialization or demand for any product candidate we may develop. A public backlash developed against gene therapy following the death of a patient in 1999 during a gene therapy clinical trial of research subjects with ornithine transcarbamylase, or OTC, deficiency, a rare disorder in which the liver lacks a functional copy of the OTC gene. The death of the clinical trial subject was due to complications of adenovirus capsid administration. Dr. James M. Wilson, former chair of our Scientific Advisory Board, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of the University of Pennsylvania. Serious adverse events in our clinical trials, including the events that led to the previously-lifted clinical holds on IGNITE DMD or other clinical trials involving gene transfer products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our Candidates, stricter labeling requirements for our Candidates, if approved, and a decrease in demand for our Candidates.

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

Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, also will be critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and capsid manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. In addition, the failure to succeed in preclinical or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives.

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

In addition to legislative changes resulting from the passage of the Health Care Reform Law, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect for the first half of 2032. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester through 2031. These Medicare sequester reductions were suspended through June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

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

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. In January 2024, the FDA approved Florida’s plan for Canadian drug importation. Further, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law.

Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032 by the IRA.

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

The IRA includes a provision exempting orphan drugs from Medicare price negotiation but this exclusion has been interpreted by CMS in final guidance issued in July 2023 to apply only to those orphan drugs with an approved indication (or indications) for a single rare disease or condition. The final guidance clarifies that CMS will consider only active designations/approvals when evaluating a drug for the exclusion, such that designations/indications withdrawn before the selected drug publication date will not be considered. CMS also clarified that, if a drug loses its orphan drug exclusion status, the agency will use the earliest date of approval/licensure to determine whether the product is a qualifying single source drug subject to price negotiations.

In June 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

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

In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering privacy laws that will go into effect in 2025 and beyond. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Our ability to develop and commercialize our product candidates is heavily dependent on licenses to patent rights and other intellectual property granted to us by third parties. In particular, we have licensed certain patents and patent applications from the University of Missouri, the University of Washington and others that are important or necessary to the development of SGT-003, our other Candidates and other elements of our gene transfer program. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization obligations, milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under our agreements, we may be subject to damages, which may be significant, and the licensor may have the right to terminate the license, in which event we may not be able to develop or market product candidates or technologies covered by the license. In addition, certain of these license agreements are not assignable by us without the consent of the respective licensor, which may have an adverse effect on our ability to engage in certain transactions.

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

Moreover, licenses to additional third-party intellectual property, technology and materials may be required for our development programs but may not be available in the future or may not be available on commercially reasonable terms. For example, third parties may claim that the constructs containing the gene or protein of interest and the AAV capsids we are developing for use in product candidates are covered by patents held by them. We believe that we would have valid defenses to any such claims; however, if any such claims were ultimately successful, we might require a license to continue to use and sell product candidates and such AAV capsids. Such licenses may not be available on commercially reasonable terms, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign our license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. Moreover, even if we are able to obtain such licenses, they may only be non-exclusive, which could permit competitors and other third parties to use the same intellectual property in competition with us.

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

Even if they are unchallenged, the patents and pending patent applications included in our patent rights may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patent rights by developing similar or alternative therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapeutic that provides benefits similar to one or more of our product candidates but that uses a capsid or an expression construct that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we license or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected.

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

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent or other intellectual property rights against us. For example, third parties may claim that gene or protein of interest, such as microdystrophin, or the AAV capsids we are developing for use in our Candidates are covered by patents held by them. Even if we believe such claim, or other intellectual property claims alleged by third parties, are without merit, there is no assurance that we would be successful in defending such claims. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize our Candidates covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similarly, there is no assurance that a court of competent jurisdiction would find that our product candidates did not infringe a third-party patent.

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

In December 2022, Congress clarified through FDORA, that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the same first day on which such a product is approved as interchangeable with the reference product and the exclusivity period may be shared amongst multiple first interchangeable products. More recently, in October 2023, the FDA issued its first interchangeable exclusivity determination under the BPCIA.

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

In July 2019, December 2020 and January 2024, we completed private placements of shares of our common stock and pre-funded warrants to purchase shares of our common stock to several accredited investors. In December 2022, we also issued shares of our common stock in the Acquisition and in a related private placement to several accredited investors. We have filed registration statements covering the resale of these shares by the purchasers in these private placements and the stock consideration issued in the Acquisition, and have agreed to keep such registration statements effective until the date the shares covered by the respective registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act.

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
•
the effect of public health emergencies or pandemics, such as the recent COVID-19 pandemic, on both the healthcare system and the patient population;
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

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a smaller reporting company, and we will remain a smaller reporting company so long as the market value of our common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being permitted to provide only two years of audited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; not being required to furnish a contractual obligations table in “Management's Discussion and Analysis of Financial Condition and Results of Operations”; and not being required to furnish a stock performance graph in our annual report.

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in our filings with the SEC. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. Those expenses will increase if we do not remain a smaller reporting company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, as well as secure our networks, systems and data. Such processes include physical, procedural, and technical safeguards, employee training and incident simulations. We have the capacity to engage certain external parties, such as consultants, independent privacy assessors, computer security firms and risk management, peer companies, industry groups and governance experts, to enhance our cybersecurity oversight. We also consider the internal risk oversight programs of third-party service providers before engaging them to help protect us from any related vulnerabilities.

To help manage our material risks from cybersecurity threats and to help protect against, detect, and prepare to respond to cybersecurity incidents, we conduct periodic training for employees involved in our systems and processes that handle sensitive data. We also conduct on-boarding cybersecurity awareness assessments, cybersecurity training for all employees, and regular phishing email simulations for all employees. In addition, we use technology-based tools to help mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

The Audit Committee of our Board of Directors provides oversight of our cybersecurity risk and provides regular updates to the Board of Directors regarding such oversight. The Audit Committee receives periodic updates from management regarding cybersecurity matters, and is notified between such updates regarding significant new cybersecurity threats or incidents

Our Senior Director of Information Technology's leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help us prepare our employees to address cybersecurity risks. Our Senior Director of Information Technology has over sixteen years of experience in information technology, ten years of experience in information technology for life sciences companies, and a relevant bachelor's degree in information technology. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Item 2. Properties.

We lease our corporate headquarters, which consists of approximately 49,869 square feet of office, laboratory, research and development and manufacturing space in Charlestown, Massachusetts. The lease for our corporate headquarters has an initial term of approximately ten years that expires in 2032 with an option to extend the lease for an additional five years. In addition, we lease smaller laboratory and office space in North Carolina and Florida.

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

The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from December 31, 2018 through December 31, 2023. The comparison assumes $100 was invested after the market closed on December 31, 2018 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among The Nasdaq Composite Index, The Nasdaq Biotechnology Index and Solid Biosciences Inc.

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
NASDAQ Composite Index
NASDAQ Biotechnology Index
Solid Biosciences Inc.

The performance graph in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Holders

As of February 13, 2024, we had approximately 57 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any securities, during the year ended December 31, 2023 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Overview

We are a life sciences company focused on advancing a portfolio of current and future gene therapy candidates, which we refer to collectively as our Candidates, including SGT-003 for the treatment of Duchenne muscular dystrophy, or Duchenne, SGT-501 for the treatment of Catecholaminergic polymorphic ventricular tachycardia, or CPVT, and additional assets for the treatment of cardiac and other diseases, at different stages of development, with varying levels of investment. We are advancing our diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, our mission is to improve the daily lives of patients living with these devastating diseases.

Solid was purpose-built to advance the best science and accelerate the discovery and development of treatments that may benefit all patients with Duchenne. As Solid expands to bring meaningful treatments to patients living with other neuromuscular and cardiac diseases, the values and guiding principles that drive us continue. Our corporate vision is to build an innovation platform enabling the discovery and development of high-value genetic medicines for neuromuscular and cardiac diseases by integrating internal capabilities, including a vector core, use of validated animal models, optimized expression cassettes, novel capsids and regulatory expertise, and collaborations with leaders in related clinical and research fields. Our mission, which guides our operations, is to treat and change the course of neuromuscular and cardiac diseases at all stages. Underscoring this mission, our disease-focused business model is founded on the following fundamental principles:

•
identify and develop meaningful therapies for patients with neuromuscular and cardiac diseases;
•
bring together the leading experts in neuromuscular and cardiac diseases, science, technology, disease management and care; and
•
be guided by the needs of these patients.

On December 2, 2022, we completed our acquisition of AavantiBio, Inc., or AavantiBio, a privately held gene therapy company focused on transforming the lives of patients with Friedreich’s ataxia, or FA, and rare cardiomyopathies, or the Acquisition. Upon the consummation of the Acquisition, we acquired AavantiBio’s gene therapy programs, AVB-202-TT for the treatment of FA and AVB-401 for the treatment of BAG3-mediated dilated cardiomyopathy ("DCM"), additional assets for the treatment of cardiac diseases, platform technologies and know-how related thereto.

Our Operations

We are focused on developing transformative treatments to improve the lives of patients with rare neuromuscular and cardiac diseases. Our current programs are all designed to treat these diseases with gene transfer products. Gene transfer, a type of gene therapy, is designed to address diseases caused by mutated genes through the delivery of functional versions of those genes, called transgenes. The transgenes are then utilized by the body to produce proteins that are absent or not functional prior to treatment, potentially offering long-lasting clinical benefit. In addition to a transgene, our gene transfer candidates include a viral capsid or vector (a protein shell utilized as a vehicle to deliver a transgene to cells in the body) and a promoter (a specialized DNA sequence that directs cells to produce the protein in specific tissues). The capsid is modified to no longer self-replicate yet still retain its ability to introduce new genetic material directly into patients’ cells. Adeno-associated virus, or AAV, capsids have been approved for use to deliver transgenes to patients, including via systemic delivery. The use of AAV capsids to deliver gene therapies has also been extensively studied by third parties in human clinical trials for multiple disease indications, and in certain of these trials AAV was delivered systemically to the patient.

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $96.0 million, $86.0 million and $72.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $658.8 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

As of December 31, 2023, we had cash, cash equivalents, and available-for-sale securities of $123.6 million, excluding restricted cash of $1.8 million. In January 2024, we sold to investors in a private placement, or the January 2024 Private Placement, an aggregate of 16,973,103 shares of our common stock at a price of $5.53 per share, and, to one investor in lieu of shares, pre-funded warrants to purchase 2,712,478 shares of our common stock, at a price of $5.529 per pre-funded warrant. We received approximately $104.0 million of aggregate net proceeds, after deducting offering costs. We believe that our cash, cash equivalents, and available-for-sale securities as of December 31, 2023, together with the net proceeds from the January 2024 Private Placement, will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Financial operations overview

Revenue

Collaboration revenue

There was no collaboration revenue for the year ended December 31, 2023. Collaboration revenue was $8.1 million for the year ended December 31, 2022. We recognized this revenue related to research services and cost reimbursement from the collaboration and license agreement, or the Collaboration Agreement, with Ultragenyx Pharmaceutical Inc., or Ultragenyx. No other research and development has commenced under the Collaboration Agreement.

Product revenue

We have not generated any product revenue to date and do not expect to generate any product revenue from the sale of our products, if approved, for the foreseeable future, if ever. If our development efforts for our Candidates are successful and result in marketing approval, we may generate product revenue in the future from product sales.

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

Research and development activities are central to our business model. We are still in the early stages of development of our Candidates. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future if and as we conduct clinical trials for SGT-003, initiate clinical trials for our other Candidates and continue to identify and develop additional candidates.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	For the Year Ended December 31,
(in thousands)	2023	2022
SGT-001	$3,432	$24,844
SGT-003	20,856	9,995
SGT-501	3,200	-
Other development programs	7,439	3,450
Unallocated research and development expenses
Personnel related expenses	24,968	24,883
External expenses	16,668	15,248
Total unallocated research and development expenses	41,636	40,131
Total research and development expenses	$76,563	$78,420

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

We expect that our general and administrative expenses will increase in the future as we support our research and development activities and activities related to our INSPIRE Duchenne trial and any planned or future clinical trials for and potential commercialization of our Candidates.

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

Other income (expense), net

Other income (expense), net consists of interest income earned on our cash, cash equivalents, available-for-sale securities, amortization of investment premium or accretion of investment discount.

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

Revenue recognition

As discussed in Note 2 to our consolidated audited financial statements, under Accounting Standards Codification, or ASC 606, Revenue from Contracts with Customers, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

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

Equity-based compensation

We have equity plans under which we make equity awards to employees, directors and non-employees. We measure all stock options and other stock-based awards granted to employees, directors and non-employees based on the fair value on the date of the grant and recognize compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions. We have not issued any awards with performance-based vesting conditions. For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We historically have been a private company and lack company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. For options with service-based vesting conditions and options granted to non-employees, the expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future, if ever.

Results of operations

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,		Increase	%
	2023	2022	(decrease)	Change
(in thousands)
Collaboration revenue - related party	$—	$8,094	$(8,094)	(100)%
Operating expenses:
Research and development	76,563	78,420	(1,857)	(2)%
General and administrative	27,752	28,948	(1,196)	(4)%
Restructuring expense	(63)	7,178	(7,241)	(101)%
Total operating expenses	104,252	114,546	(10,294)	(9)%
Loss from operations	(104,252)	(106,452)	2,200	2%
Other income, net:
Interest income, net	7,142	2,616	4,526	173%
Gain on acquisition	—	18,236	(18,236)	(100)%
Other income (expense)	1,095	(381)	1,476	(387)%
Total other income, net	8,237	20,471	(12,234)	(60)%
Net loss	$(96,015)	$(85,981)	$(10,034)	(12)%

Collaboration revenue

There was no collaboration revenue for the year ended December 31, 2023, compared to $8.1 million of collaboration revenue for the year ended December 31, 2022. The decrease in collaboration revenue of $8.1 million was related to the completion of research and development services contemplated under the Collaboration Agreement during the second quarter of fiscal year 2022, resulting in the recognition of the remaining deferred revenue, which was recorded at the time the Collaboration Agreement was executed. No other research and development has commenced under the Collaboration Agreement.

Research and development expenses

	For the Year Ended December 31,		Increase	%
	2023	2022	(decrease)	Change
(in thousands)
SGT-001	$3,432	$24,844	$(21,412)	(86)%
SGT-003	20,856	9,995	10,861	109%
SGT-501	3,200	-	3,200	100%
Other development programs	7,439	3,450	3,989	116%
Unallocated research and development expenses
Personnel related expenses	24,968	24,883	85	0%
External expenses	16,668	15,248	1,420	9%
Total unallocated research and development expenses	41,636	40,131	1,505	4%
Total research and development expenses	$76,563	$78,420	$(1,857)	(2)%

Research and development expenses for the year ended December 31, 2023 were $76.6 million, compared to $78.4 million for the year ended December 31, 2022. The decrease of $1.8 million in research and development expenses was primarily related to a $21.4 million decrease in costs for SGT-001 due to our decision to prioritize development of SGT-003, offset by an $11.0 million increase in manufacturing, clinical, and study related costs for SGT-003, a $4.0 million increase in costs for other development programs, a $3.2 million increase in costs for SGT-501, and a $1.4 million increase in external expenses.

General and administrative expenses

General and administrative expenses were $27.8 million for the year ended December 31, 2023, compared to $28.9 million for the year ended December 31, 2022. The decrease of $1.1 million was primarily related to a $1.6 million decrease in legal fees due to acquisition related costs occurring in 2022, a $1.0 million decrease in insurance premiums, a $0.4 million decrease in business development research, and a $0.1 million decrease in charitable contributions, offset by a $1.0 million increase in personnel related costs, a $0.4 million increase in IT related costs, a $0.3 million increase in recruiting costs, and a $0.3 million increase in facilities costs.

Restructuring charges

During the year ended December 31, 2023, restructuring charges were $(0.1) million compared to $7.2 million for the year ended December 31, 2022. The restructuring charges were related to severance and other employee-related costs in connection with the restructurings that occurred in April 2022 and December 2022. We paid $3.7 million during the year ended December 31, 2023 and $3.3 million during the year ended December 31, 2022.

Other income (expense)

Other income (expense) was $8.2 million and $20.5 million for the years ended December 31, 2023 and 2022, respectively. The decrease in other income was primarily related to the gain recorded in connection with the Acquisition of $18.2 million during the year ended December 31, 2022, partially offset by a $4.5 million increase in interest income primarily related to available-for-sale securities included within our portfolio, and a $1.5 million increase in other income primarily related to our sublease of space at our Massachusetts facility.

Results of operations—Years ended December 31, 2022 and 2021

Discussion and analysis of the year ended December 31, 2022 compared to the year ended December 31, 2021 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 23, 2023 (the “2022 Form 10-K”).

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of common stock and prefunded warrants to purchase shares of our common stock in private placements and the sale of common stock in our initial public offering and a follow-on public offering, and sales of common stock under our “at-the-market offering” sales agreement, dated March 13, 2019 and as amended on August 16, 2021, by and between us and Jefferies LLC, or Jefferies, or the ATM Sales Agreement. Through December 31, 2023, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $546.8 million of net proceeds from the sale of our common stock through public offerings, including our IPO and follow-on public offering, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreement with Ultragenyx, as detailed in the following paragraphs.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended in August 2021, under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the years ended December 31, 2023 and 2022, we sold 602,030 and 0 shares of common stock, respectively, pursuant to the ATM Sales Agreement resulting in net proceeds of $3.0 million and $0, respectively. During the three months ended December 31, 2023, we sold 182,030 shares pursuant to the ATM Sales Agreement.

On March 23, 2021, we issued and sold in a public offering 1,666,666 shares of our common stock at a price per share of $86.25, including the full exercise by the underwriters of an option to purchase additional shares of common stock. We received net proceeds of approximately $134.9 million after deducting underwriting discounts and commissions and offering expenses.

On December 2, 2022, we issued and sold 10,638,290 shares of our common stock at a price per share of $7.05 in a private placement, or the December 2022 Private Placement, which closed immediately following the Acquisition. We received $72.6 million of net proceeds from the December 2022 Private Placement after deducting placement agent fees.

As of December 31, 2023, we had cash, cash equivalents and available-for-sale securities of $123.6 million, excluding restricted cash of $1.8 million, and had no debt outstanding.

On January 11, 2024, we issued and sold 16,973,103 shares of our common stock at a price per share of $5.53 and, to one investor in lieu of shares of common stock, pre-funded warrants to purchase 2,712,478 shares of common stock at a price of $5.529 per pre-funded warrant, in the January 2024 Private Placement. We received approximately $104.0 million of net proceeds from the January 2024 Private Placement after deducting offering costs.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year Ended December 31,
	2023	2022
(in thousands)
Net cash used in operating activities	$(94,180)	$(97,977)
Net cash provided by investing activities	9,689	59,157
Net cash provided by financing activities	3,122	74,831
Net (decrease) increase in cash, cash equivalents and restricted cash	$(81,369)	$36,011

Operating activities

During the year ended December 31, 2023, operating activities used $94.2 million of cash, primarily resulting from our net loss of $96.0 million offset by non-cash charges of $8.2 million due primarily to equity-based compensation of $7.6 million and depreciation and impairment expense of $3.0 million, partially offset by amortization of discount on available-for sale-securities of $2.4 million. Net cash used by changes in our operating assets and liabilities was $6.3 million which included a decrease of $9.0 million in accrued other current and non-current liabilities, and a decrease in accounts payable of $0.7 million, partially offset by a decrease in prepaid and other non-current assets of $3.4 million.

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

Investing activities

During the year ended December 31, 2023, investing activities provided cash of $9.7 million, consisting primarily of the sale of available-for-sale securities of $128.6 million, partially offset by net purchases of available-for-sale securities of $117.4 million and the purchase of property and equipment of $1.5 million primarily related to the corporate headquarters lease.

During the year ended December 31, 2022, investing activities provided cash of $59.2 million, consisting primarily of the sale of available-for-sale securities of $212.8 million, net cash received upon the closing of the Acquisition of $31.5 million, and cash proceeds from the sale of property and equipment of $0.6 million, partially offset by net purchases of available-for-sale securities of $182.8 million and the purchase of property and equipment of $3.0 million primarily related to our corporate headquarters lease.

Financing activities

During the year ended December 31, 2023, net cash provided by financing activities was $3.1 million as a result of proceeds from the issuance of common stock of $3.0 million and from the issuance of shares of $0.1 million under the Company's employee stock purchase plan.

During the year ended December 31, 2022, net cash provided by financing activities was $74.8 million as a result of the December 2022 Private Placement.

A discussion of changes in our cash flow from the year ended December 31, 2021 to the year ended December 31, 2022 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Form 10-K.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to our Candidates. In addition, we have incurred and expect to continue to incur costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•
enroll patients in our INSPIRE Duchenne trial and advance clinical development of SGT-003;
•
advance our other Candidates into clinical trials;
•
continue research and preclinical development of our Candidates and adjacent technologies such as assays;
•
seek to identify additional candidates;
•
engage in regulatory interactions with the FDA and other regulatory authorities;
•
submit regulatory filings relating to the development of our Candidates and seek marketing approvals for our Candidates that successfully complete clinical trials, if any;
•
establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•
arrange manufacturing for larger quantities of our product candidates for preclinical and clinical development and potential commercialization;
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

As of December 31, 2023, we had cash, cash equivalents and available-for-sale securities of $123.6 million, excluding restricted cash of $1.8 million. Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2023, together with the net proceeds from our January 2024 Private Placement, will be sufficient to fund our operating expenses and capital requirements into 2026. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

•
the progress, costs and results of the INSPIRE Duchenne trial and any future clinical trials of our Candidates;
•
the costs, timing and outcome of regulatory review of our Candidates;
•
the scope, progress, results and costs of discovery, laboratory testing, manufacturing, preclinical development and clinical trials for our Candidates;
•
the costs associated with manufacturing and use of third-party manufacturers;
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
•
the extent to which we acquire or in-license other candidates, technologies and intellectual property; and
•
if and as we need to adapt our business in response to public health emergencies or pandemics, such as the recent COVID-19 pandemic, and collateral consequences related thereto.

We are supplying, and expect to continue to supply, our ongoing and future clinical development programs with drug produced at a cGMP compliant facility located at one of our CMOs. We intend to establish the capability and capacity to supply Candidates at commercial scale from multiple sources.

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

Under various agreements with third-party licensors, we have agreed to make milestone payments and pay royalties to third parties based on specified milestones. For a description of our license agreements, see “Business—Strategic partnerships and collaborations/licenses” and see Note 13 of our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2023, our cash equivalents consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. As of December 31, 2023, our investments consisted of treasury bills that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.

As a non-accelerated filer and a “smaller reporting company”, as defined in Rule 12b-2 under the Exchange Act, our independent registered public accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(b) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required under this Item 10 is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2023.

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

Item 11. Executive Compensation.

The information required under this Item 11 is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item 12 is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item 13 is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required under this Item 14 is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2023.

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

3.1	Certificate of Incorporation of Solid Biosciences Inc., as amended (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on December 2, 2022).

3.2	Bylaws of Solid Biosciences Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on January 29, 2018).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on December 29, 2017).

4.2	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on March 23, 2023).

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

10.3†	Solid Biosciences Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on January 29, 2018).

10.4†	Form of Incentive Stock Option Agreement under 2018 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 13, 2019).

10.5†	Form of Nonqualified Stock Option Agreement under 2018 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on March 13, 2019).

10.6†	Form of Restricted Stock Agreement under 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.7*#	Exclusive Patent License Agreement, dated as of October 16, 2015, by and between Solid GT, LLC and the University of Washington.

10.8*#	License Agreement, dated as of October 15, 2015, by and between Solid GT, LLC and The Curators of the University of Missouri.

10.9†	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.10†	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on March 23, 2023).

10.11

Securities Purchase Agreement, dated July 25, 2019, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2019).

10.12

Form of Pre-Funded Warrant to Purchase Common Stock to be issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 26, 2019).

10.13

Registration Rights Agreement, dated July 25, 2019, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 26, 2019).

10.14†

Consulting Agreement, dated as of November 19, 2020, by and between Solid Biosciences Inc. and Danforth Advisors, LLC. (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on March 15, 2021).

10.15*†

Executive Chair Agreement, effective January 1, 2022, by and between Solid Biosciences Inc. and Ian F. Smith, as amended by the First Amendment to Executive Chair Agreement, effective September 30, 2022, and Second Amendment to the Executive Chair Agreement, effective January 1, 2024

10.16†	Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 1, 2022).

10.17†	Form of Stock Option Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 6, 2020).

10.18†	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on March 14, 2022).

10.19#

Collaboration and License Agreement, dated as of October 22, 2020, by and between the Company and Ultragenyx Pharmaceutical Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.20

Stock Purchase Agreement, dated as of October 22, 2020, by and between the Company and Ultragenyx Pharmaceutical Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.21#

Investor Agreement, dated as of October 22, 2020, by and between the Company and Ultragenyx Pharmaceutical Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.22#

First Amendment, dated as of October 9, 2020, to the Exclusive Patent License by and between the Company and the University of Washington (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.23

Securities Purchase Agreement, dated December 10, 2020, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 11, 2020).

10.24

Registration Rights Agreement, dated December 10, 2020, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 11, 2020).

10.25#

First Amendment, dated as of January 27, 2021, to the Exclusive Patent License by and between the Company and the Curators of the University of Missouri (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed on March 14, 2021).

10.26	Lease, dated June 15, 2021, between Solid Biosciences Inc. and Hood Park LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 16, 2021).

10.27†*	Amended and Restated 2021 Employee Stock Purchase Plan.

10.28†	Form of Nonstatutory Inducement Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 16, 2021).

10.29†	Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 filed on August 16, 2021).

10.30*	Amended and Restated Sales Agreement, dated March 13, 2024, by and between the Company and Jefferies LLC.

10.31	Form of Parent Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2022).

10.32	Form of Support and Joinder Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 30, 2022).

10.33

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

10.35†

Employment Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and Alexander Cumbo (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on September 30, 2022).

10.36†

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

10.40

Employment Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and David Tyronne Howton (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 11, 2023).

10.41

Executive Transition and Separation Agreement, dated as of May 22, 2023, between Solid Biosciences Inc. and Carl Morris (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14, 2023).

10.42

Consulting Agreement dated as of July 14, 2023, between Solid Biosciences Inc. and PHDL Consulting LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 14, 2023)

10.43

Employment Agreement, dated October 2, 2023, by and between Solid Biosciences Inc. and Gabriel Brooks (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November, 8 2023).

10.44#

Standard Exclusive License Agreement With Know-How (Agreement No. A19110), dated as of March 17, 2020, by and between AavantiBio, Inc. and University of Florida Research Foundation, Incorporated, as amended on August 23, 2022 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed as on March 23, 2023).

10.45#

Standard Exclusive License Agreement With Know-How (Agreement No. A19111), dated as of March 17, 2020, by and between AavantiBio, Inc. and University of Florida Research Foundation, Incorporated, as amended on May 25, 2021 and August 23, 2022 (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed on March 23, 2023).

10.46	Form on Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 8, 2024).
10.47

Form of Securities Purchase Agreement, dated January 8, 2024, by and among Solid Biosciences Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2024).

10.48

Form of Registration Rights Agreement, dated January 8, 2024, by and among Solid Biosciences Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 8, 2024).

10.49*†	2024 Inducement Stock Incentive Plan.
10.50*†	Form of Non-Statutory Stock Option Agreement under the 2024 Inducement Stock Incentive Plan.
10.51*†	Form of Restricted Stock Unit Agreement under the 2024 Inducement Stock Incentive Plan.
10.52*†	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan.

10.53*##	Patent License Agreement, dated as of March 10, 2016, by and between Solid GT, LLC and the Regents of the University of Michigan.

10.54*##	Life Technologies Cell Line License Agreement, dated as of November 20, 2016, by and between Solid Biosciences, LLC and Life Technologies Corporation.

10.55*##	License Agreement, dated as of June 23, 2016, by and between Solid GT, LLC and President and Fellows of Harvard College.

10.56*##	License Agreement, dated as of August 3, 2017, by and between Solid Biosciences, LLC and President and Fellows of Harvard College.

21.1*	Subsidiaries of Solid Biosciences Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Dodd-Frank Compensation Recovery Policy

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

† Indicates management contract or compensatory plan.

# Certain portions of this exhibit have been omitted because they are not material and contain information that the Registrant customarily and actually treats as private or confidential.

## Filed with this Annual Report on Form 10-K solely for the purpose of transitioning this previously-filed exhibit, which is the subject of expiring confidential treatment orders, to the rules governing the filing of redacted exhibits under Regulation S-K Item 601(b)(10)(iv) pursuant to the SEC’s CF Disclosure Guidance: Topic 7. Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLID BIOSCIENCES INC.

Date: March 13, 2024	By:	/s/ Alexander Cumbo
Alexander Cumbo President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Alexander Cumbo Alexander Cumbo	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2024
/s/ Kevin Tan Kevin Tan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2024
/s/ Ian F. Smith Ian F. Smith	Chairman of the Board	March 13, 2024
/s/ Martin Freed Martin Freed	Director	March 13, 2024
/s/ Ilan Ganot	Director	March 13, 2024
Ilan Ganot
/s/ Clare Kahn	Director	March 13, 2024
Clare Kahn
/s/ Georgia Keresty	Director	March 13, 2024
Georgia Keresty
/s/ Adam Koppel Adam Koppel	Director	March 13, 2024
/s/ Sukumar Nagendran Sukumar Nagendran	Director	March 13, 2024
/s/ Rajeev Shah Rajeev Shah	Director	March 13, 2024
/s/ Adam Stone Adam Stone	Director	March 13, 2024
/s/ Lynne Sullivan Lynne Sullivan	Director	March 13, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Solid Biosciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solid Biosciences Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

External Research and Development Costs

As described in Note 2 to the consolidated financial statements, research and development costs are expensed as incurred. Research and development expenses include salaries, equity-based compensation and benefits of employees, third-party license fees and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and external costs of outside vendors engaged to conduct both preclinical studies and clinical trials. The Company has entered into various research and development contracts with research institutions and other companies. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. Management records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, management analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. As disclosed by management, the majority of service providers invoice the Company in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. The Company’s research and development expense for the year ended December 31, 2023 was $76.6 million, a majority of which relates to external research and development costs.

The principal consideration for our determination that performing procedures relating to external research and development costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s external research and development costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing external research and development costs on a sample basis by agreeing relevant information, including overall contract value, amounts incurred to date, and percentage of completion amounts to the (i) underlying agreements with outside vendors engaged to conduct preclinical studies and clinical trials, (ii) purchase orders, (iii) invoices received, (iv) underlying payments made for expenses incurred on the contracts, and (v) external confirmations or communications obtained by management from outside vendors.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 13, 2024

We have served as the Company’s auditor since 2017.

SOLID BIOSCIENCES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$74,015	$155,384
Available-for-sale securities	49,625	58,338
Prepaid expenses and other current assets	6,094	5,916
Total current assets	129,734	219,638
Operating lease, right-of-use asset	26,539	28,949
Property and equipment, net	6,624	9,657
Other non-current assets	209	175
Restricted cash	1,833	1,833
Total assets	$164,939	$260,252
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,032	$3,238
Accrued expenses	10,137	16,691
Operating lease liabilities	1,855	1,897
Finance lease liabilities	469	668
Other current liabilities	24	14
Total current liabilities	14,517	22,508
Operating lease liabilities, excluding current portion	22,707	24,279
Finance lease obligations, excluding current portion	1,234	1,703
Other non-current liabilities	-	96
Total liabilities	38,458	48,586
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2023 and December 31, 2022; no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized at December 31, 2023 and December 31, 2022; 20,386,606 shares issued and outstanding at December 31, 2023 and 19,556,732 shares issued and outstanding at December 31, 2022	20	20
Additional paid-in capital	785,199	774,452
Accumulated other comprehensive income (loss)	15	(68)
Accumulated deficit	(658,753)	(562,738)
Total stockholders' equity	126,481	211,666
Total liabilities and stockholders' equity	$164,939	$260,252

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Collaboration revenue - related party	$—	$8,094	$13,620
Operating expenses:
Research and development	76,563	78,420	58,739
General and administrative	27,752	28,948	27,135
Restructuring expense	(63)	7,178	—
Total operating expenses	104,252	114,546	85,874
Loss from operations	(104,252)	(106,452)	(72,254)
Other income, net:
Interest income, net	7,142	2,616	64
Gain on acquisition	—	18,236	—
Other income (expense)	1,095	(381)	2
Total other income, net	8,237	20,471	66
Net loss	$(96,015)	$(85,981)	$(72,188)
Net loss per share, basic and diluted	$(4.83)	$(10.10)	$(10.14)
Weighted average common stock outstanding, basic and diluted	19,884,007	8,512,089	7,118,024

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(96,015)	$(85,981)	$(72,188)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	83	(23)	(45)
Comprehensive loss	$(95,932)	$(86,004)	$(72,233)

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(In thousands except for share data)

	Common Stock	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2020	5,803,487	$6	$536,649	$—	$(404,569)	$132,086
Equity-based compensation	—	—	13,373	—	—	13,373
Sale of common stock, net of issuance costs of $8,872	1,666,666	1	134,877	—	—	134,878
Exercise of common stock options	775	—	41	—	—	41
Issuance of common stock in connection with employee stock purchase plan	2,978	—	66	—	—	66
Vesting of restricted stock units	27,946	—	—	—	—	—
Forfeiture of restricted stock awards	(1,947)	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	(72,188)	(72,188)
Balance at December 31, 2021	7,499,905	7	685,006	(45)	(476,757)	208,211
Equity-based compensation	—	—	7,537	—	—	7,537
Sale of common stock, net of issuance costs of $2,449	10,638,290	11	72,540	—	—	72,551
Exercise of pre-funded warrants	—	—	22	—	—	22
Issuance of common stock in connection with employee stock purchase plan	29,130	1	180	—	—	181
Vesting of restricted stock units	35,149	—	—	—	—	—
Issuance of shares in connection with acquisition	1,354,258	1	9,167	—	—	9,168
Unrealized loss on available-for-sale securities	-	—	—	(23)	—	(23)
Net loss	-	—	—	—	(85,981)	(85,981)
Balance at December 31, 2022	19,556,732	20	774,452	(68)	(562,738)	211,666
Equity-based compensation	—	—	7,625	—	—	7,625
Vesting of restricted stock units	183,951	—	—	—	—	—
Sale of common stock net of issuance costs of $76	602,030	—	2,974	—	—	2,974
Issuance of common stock in connection with employee stock purchase plan	43,893	—	148	—	—	148
Unrealized gain on available-for-sale securities	—	—	—	83	—	83
Net loss	—	—	—	—	(96,015)	(96,015)
Balance at December 31, 2023	20,386,606	$20	$785,199	$15	$(658,753)	$126,481

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(96,015)	$(85,981)	$(72,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of (discount)/premium on available-for-sale securities	(2,408)	233	1,117
Equity-based compensation expense	7,625	7,537	13,373
Depreciation and amortization expense	2,581	2,408	2,964
Loss on sale of property and equipment	374	—	92
Gain on lease termination	—	(249)	(81)
Gain on acquisition	—	(18,236)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	3,436	3,695	(9,247)
Accounts receivable - related party	—	110	(110)
Accounts payable	(764)	(5,246)	1,209
Accrued expenses and other current and non-current liabilities	(9,009)	5,832	(2,255)
Deferred revenue - related party, current and non-current	-	(8,080)	(12,638)
Net cash used in operating activities	(94,180)	(97,977)	(77,764)
Investing activities:
Purchases of property and equipment	(1,515)	(3,015)	(1,281)
Acquisition of business, net of cash received	—	31,523	—
Proceeds from sale of property and equipment	—	600	—
Proceeds from sales and maturities of available-for-sale securities	128,632	212,811	51,444
Purchases of available-for-sale securities	(117,428)	(182,762)	(141,249)
Net cash provided by (used in) investing activities	9,689	59,157	(91,086)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,974	72,551	134,878
Proceeds from financing liabilities	—	2,143	—
Proceeds from exercise of stock options	—	—	41
Proceeds from exercise of pre-funded warrants	—	22	—
Employee stock purchases and withholdings	148	181	66
Repayment of financing liabilities	—	(66)	—
Net cash provided by financing activities	3,122	74,831	134,985
Net (decrease) increase in cash, cash equivalents and restricted cash	(81,369)	36,011	(33,865)
Cash, cash equivalents, and restricted cash at beginning of period	157,217	121,206	155,071
Cash, cash equivalents, and restricted cash at end of period	$75,848	$157,217	$121,206
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in acquisition	$—	$9,168	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$410	$29,126	$—
Decrease in right-of-use asset and lease liability due to lease termination	$(252)	$(464)	$(1,233)
Decrease in property, plant and equipment due to asset exchange	$(950)	$—	$—
Property and equipment included in accounts payable and accruals	$76	$527	$104

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Nature of Business

Solid Biosciences Inc. was organized in March 2013 under the name SOLID Ventures Management, LLC and operated as a Delaware limited liability company until immediately prior to the effectiveness of its registration statement on Form S-1 on January 25, 2018, at which time it completed a statutory corporate conversion into a Delaware corporation and changed its name to Solid Biosciences Inc. (the “Company” or “Solid”). On December 2, 2022, the Company completed its acquisition of AavantiBio, Inc. (“AavantiBio”), a privately held gene therapy company focused on transforming the lives of patients with Friedreich’s ataxia (“FA”) and rare Cardiomyopathies (the “Acquisition”). Upon the consummation of the Acquisition, the Company acquired AavantiBio’s gene therapy programs, AVB-202-TT for FA and AVB-401 for BAG3 mediated dilated cardiomyopathy, as well as additional assets for the treatment of other cardiac diseases, platform technologies and know-how related thereto. AavantiBio is a wholly owned subsidiary of the Company.

The Company is a life sciences company focused on advancing a portfolio of current and future gene therapy candidates (collectively, “Candidates”), including SGT-003 for the treatment of Duchenne muscular dystrophy (“Duchenne”), SGT-501 for the treatment of Catecholaminergic polymorphic ventricular tachycardia ("CPVT"), and additional assets for the treatment of cardiac and other diseases, at different stages of development with varying levels of investment. The Company is advancing its diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, Solid’s mission is to improve the daily lives of patients living with these devastating diseases.

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

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2023, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and prefunded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering and follow-on public offering in March 2021 and under its at-the-market sales agreement.

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

During the year ended December 31, 2023, the Company issued 602,030 shares of its common stock, pursuant to the Company's “at-the-market offering” sales agreement, dated March 13, 2019, as amended on August 16, 2021, between the Company and Jefferies LLC (the “ATM Sales Agreement”). During the year ended December 31, 2023, the Company received net proceeds of $2,974 from the sale of shares pursuant to the ATM Sales Agreement.

On January 11, 2024, the Company issued and sold in a private placement 16,973,103 shares of the Company’s common stock at a price per share of $5.53 and, to one investor in lieu of shares of common stock, pre-funded warrants to purchase 2,712,478 shares of common stock at a price of $5.529 per pre-funded warrant (the “January 2024 Private Placement”). The Company received approximately $104,034 of net proceeds from the January 2024 Private Placement after deducting offering costs.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of December 31, 2023, the Company had an accumulated deficit of $658,753. During the years ended December 31, 2023, 2022 and 2021, the Company incurred a net loss of $96,015, $85,981 and $72,188, respectively. The Company used $94,180 of cash in operations for the year ended December 31, 2023. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $123,640, excluding restricted cash of $1,833, as of December 31, 2023, together with the net proceeds from the January 2024 Private Placement, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

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

Restricted Cash

The Company held restricted cash of $1,833 in a restricted bank account as a security deposit for lease of the Company’s facilities as of December 31, 2023 and December 31, 2022. The Company has included restricted cash of $1,833 as a non-current asset as of December 31, 2023 and December 31, 2022. A reconciliation of the amounts of cash and cash equivalents and restricted cash from the cash flow statement to the balance sheet is as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$74,015	$155,384	$119,136
Restricted cash, non-current	1,833	1,833	2,070
Cash and cash equivalents and restricted cash	$75,848	$157,217	$121,206

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

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other companies. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Estimates based on available information are made in determining the accrual balances at the end of any reporting period. Actual results could differ from the Company's estimates; however, the Company's historical accrual estimates have not been materially different from the actual costs.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions and options granted to non-employees, the expected term of the Company's stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

The Company’s preferred stock could entitle the holders of such shares to participate in dividends and not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. As of the years ended December 31, 2023, 2022, and 2021, there was no preferred stock issued or outstanding with any contractual rights.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 and is applicable to the Company’s fiscal year beginning January 1, 2025, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

3. Collaborations

Ultragenyx Collaboration

Collaboration Agreement

On October 22, 2020, the Company entered into the Collaboration Agreement with Ultragenyx Pharmaceutical Inc. (“Ultragenyx ”) to focus on the development and commercialization of new gene therapies for Duchenne. The Company granted Ultragenyx an exclusive worldwide license for any pharmaceutical product that expresses the Company’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for the treatment of Duchenne and other diseases resulting from the lack of functional dystrophin (the “Licensed Products”). The Company retains exclusive rights to all other uses of its microdystrophin proteins, including under its SGT-003 program.

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

Stock Purchase Agreement

In connection with the execution of the Collaboration Agreement, Ultragenyx and the Company also entered into a stock purchase agreement (the “Stock Purchase Agreement”) on the Effective Date, pursuant to which the Company issued and sold 521,719 shares of its common stock (the “Shares”) to Ultragenyx at a price of $76.6695 per share for an aggregate purchase price of approximately $40,000. The Stock Purchase Agreement contains customary representations, warranties and covenants of each of the parties thereto. Following the sale of the Shares, Ultragenyx beneficially owned approximately 14.45% of the Company’s outstanding common stock. As of December 31, 2023, Ultragenyx beneficially owned approximately 2.6% of the Company’s outstanding common stock.

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

Ultragenyx was a related party because Ultragenyx was one of the Company’s significant stockholders as of December 31, 2021 and continued to be a stockholder as of December 31, 2022. However, Ultragenyx is not a significant stockholder as of December 31, 2023. The Company did not recognize any related party collaboration revenue associated with its collaboration with Ultragenyx during the year ended December 31, 2023. The Company recognized $8,094 and $13,620 related party collaboration revenue during the year ended December 31, 2022 and 2021, respectively. Further, the Company has made no payments to Ultragenyx during the years ended December 31, 2023 and 2022. There are no amounts due from Ultragenyx as of December 31, 2023 and December 31, 2022. The amount received is deferred as a contract liability on the Company’s consolidated balance sheet as the performance obligation has been fully satisfied as of December 31, 2022.

During the year ended December 31, 2023, the Company had no changes in related party collaboration receivables or contract liabilities. The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the year ended December 31, 2022:

	Balance as of December 31, 2021	Additions	Deductions	Balance as of December 31, 2022
Related party collaboration receivable	$110	$14	$(124)	$—
Contract liabilities:
Deferred revenue	8,080	—	(8,080)	—

The changes in the related party collaboration receivables balance during the year ended December 31, 2022 are the result of amounts owed to the Company for research and development services provided, offset by the collections received from Ultragenyx.

There was no deferred revenue related to Collaboration Agreement during the years ended December 31, 2023 and 2022. Additionally, there was no related party collaboration receivables during the years ended December 31, 2023 and 2022.

Costs incurred relating to the Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s consolidated statement of operations during the years ended December 31, 2022 and 2021. There was no costs incurred during the year ended December 31, 2023.

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

5. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$62,398	$—	$62,398
Available-for-sale securities	—	49,625	—	49,625
	$—	$112,023	$—	$112,023

	Fair Value Measurements as of December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$69,374	$—	$69,374
Available-for-sale securities	—	58,338	—	58,338
	$—	$127,712	$—	$127,712

As of December 31, 2023 and December 31, 2022 the fair values of the Company’s cash equivalents and available-for-sale securities were determined using Level 2 inputs. During the year ended December 31, 2023 and December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3, respectively.

The fair value of the Company’s cash, restricted cash, accounts payable, accrued expenses and other current liabilities approximate their carrying value due to their short-term maturities.

6. Available-for-Sale Securities

As of December 31, 2023, the fair value of available-for-sale debt securities by type of security was as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss		Fair Value
Investments:
Treasury bills	$49,610	$15		$—	$49,625
	$49,610	$15	$		$49,625

As of December 31, 2022, the fair value of available-for-sale debt securities by type of security was as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain		Gross Unrealized Loss	Fair Value
Investments:
Treasury bills	$34,780		$—	$(30)	$34,750
Corporate bond securities	23,626		—	(38)	23,588
	$58,406	$		$(68)	$58,338

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2023
	Amortized Cost	Fair Value
Due in one year or less	$49,610	$49,625
Total available-for-sale securities	$49,610	$49,625

	December 31, 2022
	Amortized Cost	Fair Value
Due in one year or less	$58,406	$58,338
Total available-for-sale securities	$58,406	$58,338

The average maturity of the Company’s available-for-sale securities as of December 31, 2023 and December 31, 2022 was approximately 0.4 years and 0.5 years, respectively.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
Prepaid research and development expenses	$3,980	$2,913
Prepaid expenses and other assets	2,114	3,003
	$6,094	$5,916

8. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2023	2022
Furniture and fixtures	$936	$868
Laboratory equipment	16,137	16,416
Leasehold improvements	481	384
Computer equipment	842	677
Computer software	553	553
Construction in process	410	1,715
	19,359	20,613
Less accumulated depreciation	12,735	10,956
	$6,624	$9,657

Depreciation expense was $2,581, $2,408 and $2,964 for the years ended December 31, 2023, 2022 and 2021, respectively. The Company recognized an impairment loss of $374, $0, and $92 for the years ended December 31, 2023, 2022 and 2021, respectively.

9. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2023	2022
Accrued research and development	$2,614	$3,033
Accrued compensation	5,948	8,370
Accrued other	1,575	5,288
	$10,137	$16,691

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

At December 31, 2023, 738,778 shares remained available for future issuance under the 2020 Plan. Under the 2020 Plan, stock options may not be granted at less than fair value on the date of grant.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company's Board of Directors on April 14, 2021, approved by the stockholders on June 16, 2021, and became effective on June 16, 2021. The first offering period under the ESPP commenced on September 1, 2021.

On June 6, 2023, the Company's stockholders approved an amendment and restatement of the ESPP to (i) increase the number of shares of common stock reserved for issuance under the ESPP from 73,525 to 473,525 and (ii) provide for an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2024 and ending with the fiscal year ending December 31, 2033, equal to the least of (a) 293,597 shares of common stock, (b) one percent (1%) of the outstanding shares of common stock on such date and (c) the number of shares of common stock determined by the Board of Directors. The Company amended and restated the ESPP on November 12, 2023 to provide for 24-month offering periods.

The number of shares of the Company’s common stock reserved for issuance under the ESPP is 473,525 shares. At December 31, 2023, 397,546 shares remained available for future issuance under the ESPP.

Stock Options

The following table summarizes the Company’s stock option activity for the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)
Outstanding at December 31, 2022	1,433,968	$36.22	8.88
Granted	1,141,449	5.38
Exercised	—	—
Expired	(54,941)	81.84
Forfeitures	(260,804)	15.07
Outstanding at December 31, 2023	2,259,672	$21.93	8.20
Vested and expected to vest as of December 31, 2023	2,259,672	$21.93	8.20
Exercisable at December 31, 2023	616,133	$57.99	7.69

At December 31, 2023, the Company had an aggregate of $8,949 of unrecognized equity-based compensation cost related to stock options outstanding which is expected to be recognized over a weighted average period of 2.8 years. The intrinsic value of stock options outstanding as of December 31, 2023 and 2022 was $863 and $0, respectively. The intrinsic value of stock options exercisable as of December 31, 2023 and 2022 was $27 and $0, respectively. No stock options were exercised during the year ended December 31, 2023.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table for the years ended December 31:

	2023	2022	2021
Expected volatility	121.8% - 129.60%	118.5% - 130.3%	115.5% - 123.9%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	5.31 - 6.25	5.31 - 6.25	5.10 - 6.25
Risk-free rate	3.5% - 4.9%	1.4% - 3.9%	0.4% - 1.4%

The weighted average fair value of options to purchase shares of common stock granted during the year ended December 31, 2023 and 2022 was $4.76 and $7.59, respectively.

Restricted Stock Units

In 2023, 2022 and 2021, the Company's Board of Directors issued restricted stock units to employees. Restricted stock unit grants typically vest over one to four years.

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2023:

	Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	512,557	$8.39
Granted	666,516	5.46
Vested	(183,951)	7.64
Forfeitures	(117,941)	7.96
Outstanding at December 31, 2023	877,181	$6.37
Unvested as of December 31, 2023	877,181	$6.37

At December 31, 2023, the Company had an aggregate of $4,293 of unrecognized equity-based compensation cost related to restricted stock units outstanding. The unrecognized expense for the restricted stock units is expected to be recognized over a weighted average period of 2.59 years.

Restricted Common Stock

In connection with the Company’s statutory corporate conversion on January 25, 2018, all restricted Series B and D common units were converted into restricted shares of common stock. As of December 31, 2021, there were no remaining restricted shares of common stock outstanding.

No restricted common shares vested during the years ended December 31, 2023 and 2022. The aggregate intrinsic value of restricted common shares that vested during the year ended December 31, 2021 was $199.

At December 31, 2023, the Company had an aggregate of $0 of unrecognized equity-based compensation related restricted shares of common stock.

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended December 31,
	2023	2022	2021
Research and development expenses	$3,094	$2,756	$6,289
General and administrative expenses	4,531	4,781	7,084
	$7,625	$7,537	$13,373

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

During the year ended December 31, 2022, the Company recorded a failed sales-leaseback transaction related to certain lab equipment. The related financing liabilities are recorded on the Company's consolidated balance sheets within financing liabilities. In connection with this transaction, the Company also recorded a cash inflow within the financing activities under proceeds from financing liabilities of $2,143.

As of December 31, 2023, minimum future lease payments for these operating and finance leases were as follows:

	Finance Leases	Operating Leases
2024	$810	$4,396
2025	651	4,110
2026	—	4,123
2027	—	4,239
Thereafter	—	21,482
Total	1,461	38,350
Less: Imputed Interest	(242)	13,788
Total Lease Liabilities	$1,703	$24,562

The Company recorded rent expense of $5,255, $3,881 and $2,568 for the years ended December 31, 2023, 2022, and 2021, respectively.

Short-term lease and variable lease costs were not material for the year ended December 31, 2023 and 2022.

The supplemental disclosure of cash flow information related to the Company’s leases and the weighted average remaining lease term and weighted average discount rate of the Company’s leases are as follows:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022	2021
Other information
Cash paid for amounts included in the measurement of lease liabilities	$5,310	$2,840	$2,408
Operating lease liabilities arising from obtaining right-of-use-assets	$410	$29,126	$310
Finance lease liabilities arising from obtaining right-of-use assets	$—	$—	$—
Weighted-average remaining lease term (in years)
Operating lease	8.5	9.3	1.0
Finance lease	1.8	2.5	2.3
Weighted-average discount rate
Operating lease	10.7%	10.6%	11.9%
Finance lease	22.8%	21.3%	10.7%

12. Commitments and Contingencies

Letter of Credit

The Company had an outstanding letter of credit in the amount of $1,833 at December 31, 2023 and 2022, which was required as a condition of the Company’s office and laboratory leases.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 and 2022.

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of December 31, 2023.

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

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. The Company is required to reimburse the University of Washington for costs incurred in applying for, prosecuting and maintaining patents and pay up to an aggregate of approximately $1,000 upon the achievement of certain milestones. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. In October 2020, the license agreement was amended such that the Company was required to pay the University of Washington $375 in connection with the execution of the Collaboration Agreement. This payment was recorded as a research and development expense in the fourth quarter of 2020. The license agreement was also amended such that the Company is required to pay an aggregate of approximately $3,400 upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2023, 2022, and 2021. The Company must also pay royalties of a low single digit percentage of future sales by the Company and its sublicensees of products developed under the licensed patent rights. In addition, the Company must pay an annual maintenance fee until certain milestones are achieved, at which time a minimum annual royalty requirement will replace such maintenance fee and will apply to the Company and its sublicensees.

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

The Company recorded research and development expense in the amount of $41, $96, and $60 for the years ended December 31, 2023, 2022, and 2021, respectively, under the agreement.

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

There were no milestones achieved during the years ended December 31, 2023, 2022, and 2021. The Company must pay a royalty of a low single digit percentage of future sales or by its sublicensees of products developed using the licensed patents. In addition, the Company must pay an annual maintenance fee until certain milestones are achieved, after which time a minimum annual royalty will replace such maintenance fee.

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

The Company recorded research and development expense in the amount of $132, $133, and $195 for the years ended December 31, 2023, 2022, and 2021, respectively, under the agreement.

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

In consideration for the rights granted by the agreement, the Company paid a one-time license fee and a separate fee to cover past patent prosecution costs, which the Company recorded as a research and development expense in 2016. The Company was required to reimburse the University of Michigan for costs incurred in applying for, prosecuting and maintaining patents, and pay up to an aggregate of approximately $1,000 upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2023, 2022, and 2021. The Company was also required to pay a royalty of a low single digit percentage on future sales by the Company or its sublicensees of products developed using the licensed rights, with a minimum annual royalty after certain milestones are achieved. In addition, the Company was required to pay an annual maintenance fee in any year in which the minimum annual royalty is not reached.

Under the agreement, the University of Michigan reserved for itself and its affiliates the right to use the licensed rights for non-commercial research, public service, internal and educational purposes and the right to grant the same limited non-commercial rights to other non-profit research institutions.

The Company recorded research and development expense in the amount of $0, $0 and $37 for the years ended December 31, 2023, 2022, and 2021, respectively, under the agreement.

University of Florida License Agreements

In 2020, AavantiBio entered into license agreements with the University of Florida Research Foundation, Inc. (“UFRF”). Broadly, the agreements relate to FA. The Company acquired the agreements in connection with the Acquisition. In 2023, the Company entered into an additional license agreement with UFRF. Under each agreement the Company obtained an exclusive, royalty-bearing, sublicensable, world-wide license to certain patents and patent applications and a royalty-bearing non-exclusive license under the know-how, to make, have made, use, see, have sold, import and export licensed products. UFRF retains the right to practice the patent rights and know-how for internal non-commercial research, including research sponsored by commercial entities, and educational purposes.

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

Under each agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize products covered by the licensed patent rights or know-how and to achieve certain regulatory and commercialization milestones within estimated time periods. Under the agreement entered in 2023, the Company agreed to pay to UFRF cumulative sales milestones of up to $8,500 upon achievement of specified milestone events and tiered royalties on worldwide net sales in the low-to-mid-single digits.

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

Maugeri License Agreement

On June 29, 2023, the Company entered into a license agreement (the "Maugeri License Agreement"), with ICS Maugeri S.p.A. SB ("Maugeri"), to focus on the development and commercialization of cardiac-related products by the Company based on Maugeri’s inventions. Pursuant to the Maugeri License Agreement, Maugeri granted us an exclusive worldwide sublicensable license in certain Maugeri patent rights, including existing patent rights, and those in any improvements or know-how made in performance of the Maugeri License Agreement, and a non-exclusive worldwide sublicensable license in certain Maugeri know-how, including existing know-how, and on any improvement thereto, in each case, subject to certain conditions, that is necessary or reasonably useful to develop the licensed products under the terms of the Maugeri License Agreement. The Company will conduct certain activities agreed to by the parties with respect to the research and development of licensed products. A condition precedent to the effectiveness of the Maugeri License Agreement was regulatory review in Italy, which was completed in the third quarter of 2023 and, upon the completion of the condition precedent, the Maugeri License Agreement became effective.

The Company paid Maugeri an upfront license fee of €1,500, which was recorded as research and development expense during the second quarter of 2023. Additionally, the Company agreed to cumulative developmental, regulatory, and commercial milestone payments of up to €15,000, cumulative sales milestone payments of up to €15,000, upon achievement of specified milestone events, and tiered royalties on worldwide net sales in the low-to-mid-single-digits.

The Maugeri License Agreement continues until the latest expiry of (i) the last valid claim (as defined in the Maugeri License Agreement), (ii) regulatory exclusivity, and (iii) all payment obligations. Either party may terminate the Maugeri License Agreement for the other party’s uncured material breach. The Company may also terminate the Maugeri License Agreement in its sole discretion upon 60 days’ prior written notice to Maugeri and payment of a fee.

Other Agreements

The Company has committed to make potential future milestone payments and pay legal fees to third parties as part of licensing and development programs. The agreements generally required an upfront license fee and, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each license agreement is generally cancelable by the Company, given appropriate prior written notice. At December 31, 2023, potential future milestone payments under these agreements totaled an aggregate of $12,000. None of these milestones were assessed to be probable as of December 31, 2023.

14. Net Loss per Share

Basic and diluted net loss per share were calculated as follows:

The numerator for basic and diluted net loss per share is as follows:

	For the Year Ended December 31,
	2023	2022	2021
Net loss	$(96,015)	$(85,981)	$(72,188)

The denominator is as follows:

	For the Year Ended December 31,
	2023	2022	2021
Weighted average common stock outstanding, basic and diluted	19,884,007	8,512,089	6,974,136
Weighted average pre-funded warrants to purchase common stock	—	—	143,888
Total	19,884,007	8,512,089	7,118,024

Net loss per share, basic and diluted is as follows:

	For the Year Ended December 31,
	2023	2022	2021
Net loss per share, basic and diluted	$(4.83)	$(10.10)	$(10.14)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	For the Year Ended December 31,
	2023	2022	2021
Options to purchase shares of common stock	2,259,672	1,433,968	400,842
Unvested restricted stock units	877,181	512,557	33,979
	3,136,853	1,946,525	434,821

15. Income Taxes

The Company recorded no tax benefit for the years ended December 31, 2023 and 2022 for the net operating losses incurred due to its uncertainty of realizing a benefit from those items.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.6%	7.4%
Permanent differences	(0.5)%	(1.4)%
Bargain purchase gain	0.0%	4.5%
Tax credits	7.0%	11.5%
Change in deferred tax rate	0.2%	0.1%
Stock compensation cancelations	(1.0)%	(1.9)%
Impact of ownership change	(108.5)%	0.0%
Other items	0.4%	(0.6)%
Valuation allowance	74.8%	(40.6)%
	0.0%	0.0%

The Company established deferred tax assets and liabilities on identified book to tax temporary differences as of the date of conversion to a C-corporation. Deferred income taxes reflect the net tax effects of these temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Tax loss carryforwards	$16,622	$70,965
Tax credit carryforwards	7,537	46,786
Deferred expenses	6,755	7,174
Accrued expenses	1,506	1,901
Stock compensation	8,496	7,839
Intangible assets	57,336	36,553
Depreciation	672	116
Other	80	166
Total deferred tax assets	99,004	171,500
Valuation allowance	(91,705)	(163,566)
Deferred tax liabilities:
Right-of-use asset	(7,299)	(7,934)
Depreciation	—	—
Total deferred tax liabilities	(7,299)	(7,934)
Net deferred taxes	$—	$—

As of December 31, 2023, the Company has federal net operating loss carryforwards of $59,392 which may be available to offset future taxable income and do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2023, the Company has state net operating loss carryforwards of approximately $66,402 which may be available to offset future taxable income, of which $64,032 begins to expire in 2032 and $2,371 has unlimited carryforward. The Company also had federal and state tax credits of $6,599 and $1,187, respectively, which may be used to offset future tax liability and each of which begin to expire in 2042.

The Company’s ability to utilize these federal and state carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The Company completed a study to assess whether a change of control has occurred under Section 382, and it was determined that all net operating loss carryforwards and credits generated before December 2, 2022 are limited. As a result, the carryfowards before the ownership change date of December 2, 2022 are not available for utilization and have been written off. The carryfowards as of December 31, 2023 were generated after the ownership change of December 2, 2022.

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

The following table presents the changes in the balance of the Company’s deferred income tax asset valuation allowance:

	December 31, 2023	December 31, 2022
Valuation allowance at beginning of year	$163,566	$128,570
(Decreases) increases recorded to income tax provision	(71,861)	34,996
Valuation allowance at end of year	$91,705	$163,566

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

As of December 31, 2023 and 2022, the Company did not have unrecognized tax benefits. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of December 31, 2023 and 2022, no interest and penalties have been recorded.

16. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the plan may be made at the discretion of the Company’s Board of Directors. The Company made $626, $527, and $241 of contributions during the years ended December 31, 2023, 2022, and 2021, respectively.

17. Restructuring

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

November 2022 Plan

In November 2022, the Company’s Board of Directors approved a plan to reduce the Company’s workforce by approximately 18 percent. These reductions were completed by December 5, 2022. This plan was designed to streamline the Company’s operating structure following the Acquisition. The Company recorded a restructuring charge in the fourth quarter of 2022 of $5,658 related to the reduction in force, consisting of severance and other employee termination benefits. The Company paid $3,669 of this amount during the year ended December 31, 2023. The Company expects that approximately the remaining $252 will be paid by the first quarter of 2024.

The following table shows the total amount incurred and the liability related to the associated restructuring plans for the years ended December 31, 2023, 2022 and 2021:

One-Time Employee Termination Benefits	April 2022	November 2022
Accrued restructuring charges as of December 31, 2021	$—	$—
Accrual recorded as a result of restructuring charges	1,520	5,658
Amounts paid during the period	(1,520)	(1,737)
Accrued restructuring charges as of December 31, 2022	$—	$3,921
Accrual recorded as a result of restructuring charges	—	—
Amounts paid during the period	—	(3,669)
Accrued restructuring charges as of December 31, 2023	$—	$252

18. Subsequent Events

On January 11, 2024, the Company issued and sold 16,973,103 shares of the Company’s common stock at a price per share of $5.53 and, to one investor in lieu of shares of common stock, pre-funded warrants to purchase 2,712,478 shares of common stock at a price of $5.529 per pre-funded warrant, in the January 2024 Private Placement. The Company received approximately $104,034 of net proceeds from the January 2024 Private Placement after deducting offering costs.