Form 10-Q
period 2024-03-31
Solid Biosciences Inc.
filed 2024-05-15
CIK 1707502

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024 the registrant had 38,379,413 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$117,574	$74,015
Available-for-sale securities	88,492	49,625
Prepaid expenses and other current assets	8,126	6,094
Total current assets	214,192	129,734
Operating lease, right-of-use assets	26,098	26,539
Property and equipment, net	6,391	6,624
Other non-current assets	175	209
Restricted cash	1,833	1,833
Total assets	$248,689	$164,939
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,730	$2,032
Accrued expenses	10,327	10,137
Operating lease liabilities	1,694	1,855
Finance lease liabilities	496	469
Other current liabilities	92	24
Total current liabilities	14,339	14,517
Operating lease liabilities, excluding current portion	22,526	22,707
Finance lease liabilities, excluding current portion	1,100	1,234
Total liabilities	37,965	38,458
Commitments and contingencies (Note 11)
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value — 60,000,000 shares authorized; 37,833,689 and 20,386,606 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	38	20
Additional paid-in capital	893,746	785,199
Accumulated other comprehensive (loss) income	(4)	15
Accumulated deficit	(683,056)	(658,753)
Total stockholders’ equity	210,724	126,481
Total liabilities and stockholders’ equity	$248,689	$164,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$18,873	$24,631
General and administrative	7,989	7,399
Total operating expenses	26,862	32,030
Loss from operations	(26,862)	(32,030)
Other income, net:
Interest income	2,651	1,799
Interest expense	(95)	(121)
Other income, net	3	282
Total other income, net	2,559	1,960
Net loss	$(24,303)	$(30,070)
Net loss per share, basic and diluted	$(0.64)	$(1.54)
Weighted average shares of common stock outstanding, basic and diluted	38,155,373	19,567,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(24,303)	$(30,070)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(19)	73
Comprehensive loss	$(24,322)	$(29,997)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2024
	Common Stock	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2023	20,386,606	$20	$785,199	$15	$(658,753)	$126,481
Equity-based compensation	—	—	1,611	—	—	1,611
Issuance of common stock in private placement, net of issuance costs of $4,407	16,973,103	17	89,437	—	—	89,454
Issuance of pre-funded warrants in private placement, net of issuance costs of $704	—	—	14,293	—	—	14,293
Issuance of common stock in public offering, net of sales commissions of $78	350,664	1	3,055	—	—	3,056
Vesting of restricted stock units	98,677	—	—	—	—	—
Exercise of common stock options	24,639	—	151	—	—	151
Unrealized loss on available-for-sale securities	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(24,303)	(24,303)
Balance at March 31, 2024	37,833,689	$38	$893,746	$(4)	$(683,056)	$210,724

	Three Months Ended March 31, 2023
	Common Stock	Amount	Additional Paid In capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	19,556,732	$20	$774,452	$(68)	$(562,738)	$211,666
Equity-based compensation	—	—	2,118	—	—	2,118
Vesting of restricted stock units	16,400	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	73	—	73
Net loss	—	—	—	—	(30,070)	(30,070)
Balance at March 31, 2023	19,573,132	$20	$776,570	$5	$(592,808)	$183,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(24,303)	$(30,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on available-for-sale securities	(540)	(215)
Equity-based compensation expense	1,611	2,118
Depreciation, impairment, and amortization expense	327	1,077
Gain on termination of lease	(89)	—
Other	(5)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,337)	1,261
Accounts payable	(596)	2,745
Accrued expenses and other liabilities	(260)	(4,911)
Net cash used in operating activities	(25,192)	(27,995)
Cash flows from investing activities:
Purchases of property and equipment	(149)	(506)
Proceeds from maturities of available-for-sale securities	45,000	37,766
Purchases of available-for-sale securities	(83,346)	—
Other	5	—
Net cash (used in) provided by investing activities	(38,490)	37,260
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in private placement	108,859	—
Payments of common stock issuance costs	(4,825)	—
Proceeds from issuance of common stock in public offering, net of sales commissions	3,056	—
Proceeds from exercises of common stock options	151	—
Net cash provided by financing activities	107,241	—
Net increase in cash, cash equivalents, and restricted cash	43,559	9,265
Cash, cash equivalents, and restricted cash at beginning of period	75,848	157,217
Cash, cash equivalents, and restricted cash at end of period	$119,407	$166,482
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets acquired through operating leases	$417	$—
Decrease in right-of-use assets due to lease termination	$(197)	$—
Property and equipment purchases included in accounts payable and accrued expenses	$20	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	March 31,
	2024	2023
Cash and cash equivalents	$117,574	$164,649
Restricted cash, non-current	1,833	1,833
Cash and cash equivalents and restricted cash, as presented on the statement of cash flows	$119,407	$166,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except share and per share data and where otherwise noted)

1. Nature of the Business and Basis of Presentation

Nature of Business

Solid Biosciences Inc. was organized in March 2013 under the name SOLID Ventures Management, LLC and operated as a Delaware limited liability company until immediately prior to the effectiveness of its registration statement on Form S-1 on January 25, 2018, at which time it completed a statutory corporate conversion into a Delaware corporation and changed its name to Solid Biosciences Inc. (the “Company”). On December 2, 2022, the Company completed its acquisition of AavantiBio, Inc. (“AavantiBio”), a privately held gene therapy company focused on transforming the lives of patients with Friedreich’s ataxia (“FA”) and rare cardiomyopathies (the “Acquisition”). Upon the consummation of the Acquisition, the Company acquired AavantiBio’s gene therapy programs, AVB‑202‑TT for FA and AVB‑401 for BAG3 mediated dilated cardiomyopathy, as well as additional assets for the treatment of other cardiac diseases, platform technologies and know-how related thereto. AavantiBio is a wholly owned subsidiary of the Company.

The Company is a life sciences company focused on advancing a portfolio of current and future gene therapy candidates (collectively, “Candidates”), including SGT-003 for the treatment of Duchenne muscular dystrophy (“Duchenne”), SGT-501 for the treatment of catecholaminergic polymorphic ventricular tachycardia ("CPVT"), and additional assets for the treatment of cardiac and other diseases, at different stages of development with varying levels of investment. The Company is advancing its diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, the Company’s mission is to improve the daily lives of patients living with these devastating diseases.

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

The Company’s candidates are in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from, among others, other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, partners, and consultants.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through March 31, 2024, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and pre-funded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering, follow-on public offering in March 2021 and under its at-the-market sales agreement.

On January 11, 2024, the Company issued and sold in a private placement 16,973,103 shares of the Company’s common stock at a price per share of $5.53 and, to one investor in lieu of shares of common stock, pre-funded warrants to purchase 2,712,478 shares of common stock at a price of $5.529 per pre-funded warrant (the “January 2024 Private Placement”). The Company received $103.7 million of net proceeds from the January 2024 Private Placement after deducting offering costs.

During the three months ended March 31, 2024, the Company issued and sold 350,664 shares of its common stock pursuant to the Company's “at-the-market-offering” sales agreement (the “ATM Sales Agreement”), between the Company and Jefferies LLC (“Jefferies”). During the three months ended March 31, 2024, the Company received net proceeds of $3.1 million,

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of March 31, 2024, the Company had an accumulated deficit of $683.1 million. During the three months ended March 31, 2024, the Company incurred a net loss of $24.3 million and used $25.2 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $206.1, million excluding restricted cash of $1.8 million, as of March 31, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships and alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s financial statements for interim periods in accordance with GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Significant Judgments and Estimate

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

Summary of Significant Accounting Policies

The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2023 and updated, as necessary, in this report.

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

2. License and Research Agreements

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

The Company paid to Maugeri an upfront license fee of €1.5 million which was recorded as research and development expense during the second quarter of 2023. Additionally, the Company agreed to cumulative developmental, regulatory, and commercial milestone payments of up to €15.0 million, cumulative sales milestone payments of up to €15.0 million, upon achievement of specified milestone events, and tiered royalties on worldwide net sales in the low-to-mid-single-digits.

The Agreement continues until the latest expiry of (i) the last valid claim (as defined in the Agreement), (ii) regulatory exclusivity, and (iii) all payment obligations. Either party may terminate the agreement for the other party’s uncured material breach. The Company may also terminate the agreement in its sole discretion upon 60 days’ prior written notice to Maugeri and payment of a fee.

3. Fair Value Measurements

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

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$61,371	$—	$61,371
Treasury bills	—	28,348	—	28,348
Certificates of deposit	—	260	—	260
Available-for-sale securities:
Treasury bills	—	52,632	—	52,632
Government bonds	—	35,860	—	35,860
	$—	$178,471	$—	$178,471

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$62,141	$—	$62,141
Certificates of deposit	—	257	—	257
Available-for-sale securities:
Treasury bills	—	49,625	—	49,625
	$—	$112,023	$—	$112,023

As of March 31, 2024 and December 31, 2023, the fair values of the Company’s cash equivalents and available-for-sale securities were determined using Level 2 inputs. During the three months ended March 31, 2024 and the year ended December 31, 2023, there were no transfers between Level 1, Level 2 and Level 3.

At March 31, 2024 and December 31, 2023, the Company’s accounts payable, accrued expenses, and other current liabilities approximated their estimated fair values due to the short term nature of these financial instruments.

4. Available-for-Sale Securities

A summary of the Company's available-for-sale securities is presented below:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Treasury bills	$52,634	$1	$(3)	$52,632
Government bonds	35,862	—	(2)	$35,860
	$88,496	$1	$(5)	$88,492

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Treasury bills	$49,610	$15	$—	$49,625
	$49,610	$15	$—	$49,625

The estimated fair value and amortized cost of the Company’s available-for-sale securities as of by contractual maturity are summarized as follows:

	March 31, 2024
	Amortized Cost	Fair Value
Due in one year or less	$88,496	$88,492
Total available-for-sale securities	$88,496	$88,492

	December 31, 2023
	Amortized Cost	Fair Value
Due in one year or less	$49,610	$49,625
Total available-for-sale securities	$49,610	$49,625

The weighted average contractual maturity of the Company’s available-for-sale securities was approximately 0.5 years and 0.4 years as of March 31, 2024 and December 31, 2023, respectively.

5. Property and Equipment, Net

Property and equipment, net, consists of the following:

	March 31, 2024	December 31, 2023
Laboratory equipment	$16,051	$16,137
Furniture and fixtures	936	936
Computer equipment	842	842
Computer software	553	553
Leasehold improvements	481	481
Construction in process	580	410
Property and equipment, at cost	19,443	19,359
Less accumulated depreciation and amortization	(13,052)	(12,735)
Property and equipment, net	$6,391	$6,624

Depreciation and amortization expense was $0.3 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2023 the Company recognized an impairment loss of $0.4 million. No impairment losses were recognized during the three months ended March 31, 2024.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2024	December 31, 2023
Prepaid research and development expenses	$5,033	$3,980
Prepaid expenses and other assets	3,093	2,114
Total	$8,126	$6,094

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Accrued research and development	$5,099	$2,614
Accrued compensation	3,194	5,948
Accrued other	2,034	1,575
Total	$10,327	$10,137

8. Stockholders’ Equity

On January 11, 2024, the Company issued and sold 16,973,103 shares of the Company’s common stock at a price per share of $5.53 and, to one investor in lieu of shares of common stock, pre-funded warrants to purchase 2,712,478 shares of common stock at a price of $5.529 per pre-funded warrant, in the January 2024 Private Placement. The Company received approximately $103.7 million of net proceeds from the January 2024 Private Placement after deducting offering costs.

No warrants were exercised during the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Company sold 350,664 shares of its common stock pursuant to the Company's "at-the-market offering" sales agreement, between the Company and Jefferies. During the three months ended March 31, 2024, the Company received net proceeds of $3.1 million.

9. Equity-Based Compensation

In connection with the closing of the Company’s initial public offering, the Board of Directors and stockholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”), which provides for the reservation of 333,400 shares of common stock for equity awards. On June 16, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (as amended or restated, the “2020 Plan”) which consisted of, at the time of approval (i) 200,000 shares of common stock and (ii) additional shares of common stock (up to 325,268) as is equal to (i) the number of shares reserved under the 2018 Plan that remain available for grant under the 2018 Plan as of immediately prior to the date the 2020 Plan was approved by the Company’s stockholders and (ii) the number of shares subject to awards granted under the 2018 Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. As of the effective date of the 2020 Plan, no further awards will be made under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective and are governed by their existing terms. In June 2021, the Company’s stockholders approved an amendment to the 2020 Plan to reserve an additional 466,666 shares of common stock for issuance under the plan. On December 1, 2022, the Company's stockholders approved an amendment and restatement of the 2020 Plan to (i) increase the number of shares of common stock reserved for issuance under the plan by 866,666 shares to 1,533,333 shares, subject to adjustment in the event of stock splits and other similar events, (ii) provide for an annual increase, to be added on the first day of each fiscal year during the term of the plan, beginning with the fiscal year ending December 31, 2023, of 5% of the number of shares of common stock outstanding on the first day of such fiscal year or a lesser number of shares determined by the Board of Directors, (iii) provide that up to 1,858,601 shares of common stock may be granted as “incentive stock options” under the 2020 Plan, (iv) extend the term of the plan to December 1, 2032 and (v) revise certain provisions of the plan relating to the Board of Director’s ability to delegate authority to make awards under the plan. Under the 2020 Plan, stock options may not be granted at less than fair value on the date of grant. As of March 31, 2024, 322,909 shares remained available for future issuance under the 2020 Plan.

In June 2021, the Company's stockholders also approved the 2021 Employee Stock Purchase Plan (“ESPP”), which provides for 73,525 shares to be available for purchase by eligible employees according to its terms. The first offering period under the ESPP commenced on September 1, 2021. On June 6, 2023, the Company's stockholders approved an amendment and restatement of the

ESPP to (i) increase the number of shares of common stock reserved for issuance under the ESPP from 73,525 to 473,525 and (ii) provide for an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2024 and ending with the fiscal year ending December 31, 2033, equal to the least of (a) 293,597 shares of common stock, (b) one percent (1%) of the outstanding shares of common stock on such date and (c) the number of shares of common stock determined by the Board of Directors. The Company amended and restated the ESPP on November 12, 2023 to provide for 24-month offering periods. As of March 31, 2024, 601,402 shares remained available for future issuance under the ESPP.

In March 2024, the Board of Directors approved the 2024 Inducement Stock Incentive Plan (the "Inducement Plan"), which provides for the reservation of 1,000,000 shares of common stock for equity granted as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of March 31, 2024, 1,000,000 shares remained available for future issuance under the Inducement Plan.

During the three months ended March 31, 2024, the Company granted options to purchase 844,322 shares of common stock under the 2020 Plan and no options to purchase shares of common stock as an inducement award in accordance with Nasdaq Listing Rule 5635(c)(4). During the three months ended March 31, 2023, the Company granted options to purchase 695,596 shares of common stock under the 2020 Plan and options to purchase 90,000 shares of common stock as an inducement award in accordance with Nasdaq Listing Rule 5635(c)(4). During the three months ended March 31, 2024, the Company granted 896,887 restricted stock units under the 2020 Plan and no restricted stock units as an inducement award in accordance with Nasdaq Listing Rule 5635(c)(4). During the three months ended March 31, 2023, the Company granted 347,997 restricted stock units under the 2020 Plan and 45,000 restricted stock units as an inducement award in accordance with Nasdaq Listing Rule 5635(c)(4).

The Company recorded equity-based compensation expense related to all of its share-based awards to employees and non-employees in the following captions within its condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Research and development	$548	$898
General and administrative	1,063	1,220
Total	$1,611	$2,118

10. Income Taxes

During the three months ended March 31, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits and orphan drug credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2024 and December 31, 2023, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of March 31, 2024 and December 31, 2023, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation tax years beginning with the year ended December 31, 2019 are open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

11. Commitments and Contingencies

Letter of Credit

The Company had an outstanding letter of credit in the amount of $1.8 million at March 31, 2024 and December 31, 2023, which was required as a condition of the Company’s office and laboratory lease.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2024 and December 31, 2023.

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of March 31, 2024.

12. Net Loss per Share

Basic and diluted net loss per share were calculated as follows:

The numerator for basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2024	2023
Net loss	$(24,303)	$(30,070)

The denominator is as follows:

	Three Months Ended March 31,
	2024	2023
Weighted average shares of common stock outstanding, basic and diluted	35,740,970	19,567,635
Weighted average shares of pre-funded warrants to purchase common stock	2,414,403	—
Total	38,155,373	19,567,635

Included within weighted average shares of common stock outstanding for the three months ended March 31, 2024 and 2023 are 2,712,478 and 0, respectively, shares of common stock issuable upon the exercise of the pre-funded warrants as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share.

Net loss per share, basic and diluted is as follows:

	Three Months Ended March 31,
	2024	2023
Net loss per share, basic and diluted	$(0.64)	$(1.54)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	2,864,672	2,113,510
Nonvested restricted stock units	1,576,230	841,570
Total	4,440,902	2,955,080

13. Restructuring

In November 2022, the Company’s Board of Directors approved a plan to reduce the Company’s workforce by approximately 18 percent. These reductions were completed by December 5, 2022. This plan was designed to streamline the Company’s operating structure following the Acquisition. The Company recorded a restructuring charge in the fourth quarter of 2022 of $5.7 million related to the reduction in force, consisting of severance and other employee termination benefits. The Company paid $0.1 million of this amount during the three months ended March 31, 2024 and $3.7 million during the year ended December 31, 2023. The Company expects that the remaining $0.1 million will be paid during the second quarter of 2024.

The following table provides a rollforward of activity associated with accrued restructuring charges for the periods indicated:

One-Time Employee Termination Benefits
Accrued restructuring charges as of December 31, 2022	$3,921
Accrual recorded as a result of restructuring charges	—
Amounts paid during the period	(3,669)
Accrued restructuring charges as of December 31, 2023	$252
Accrual recorded as a result of restructuring charges	—
Amounts paid during the period	(143)
Accrued restructuring charges as of March 31, 2024	$109

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2023 included in our annual report filed on Form 10-K on March 13, 2024.

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

In January 2024, we sold to investors in a private placement, or the January 2024 Private Placement, an aggregate of 16,973,103 shares of our common stock at a price of $5.53 per share, and, to one investor in lieu of shares, pre-funded warrants to purchase 2,712,478 shares of our common stock, at a price of $5.529 per pre-funded warrant. We received $103.7 million of aggregate net proceeds, after deducting offering costs.

Our Operations

We are focused on developing transformative treatments to improve the lives of patients with rare neuromuscular and cardiac diseases. Our current programs are all designed to treat these diseases with gene transfer products. Gene transfer, a type of gene therapy, is designed to address diseases caused by mutated genes through the delivery of functional versions of genes, called transgenes. The transgenes are then utilized by the body to produce desired proteins to compensate for mutated genes, potentially offering long-lasting clinical benefit. In addition to a transgene, our gene transfer candidates include a viral capsid or vector (a protein shell utilized as a vehicle to deliver a transgene to cells in the body) and a promoter (a specialized DNA sequence that directs cells to produce the protein in specific tissues). The capsid is modified to no longer self-replicate yet still retain its ability to introduce new genetic material directly into patients’ cells. Adeno-associated virus, or AAV, capsids have been approved for use to deliver transgenes to patients, including via systemic delivery. The use of AAV capsids to deliver gene therapies has also been extensively studied by third parties in human clinical trials for multiple disease indications, and in certain of these trials AAV was delivered systemically to the patient.

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $24.3 million and $30.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $683.1 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

As of March 31, 2024, we had cash, cash equivalents, and available-for-sale securities of $206.1 million, excluding restricted cash of $1.8 million. We believe that our cash, cash equivalents, and available-for-sale securities as of March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

The following table summarizes our research and development expenses by product candidates for the respective periods:

	Three Months Ended March 31,
(In thousands)	2024	2023
Allocated research and development expenses
SGT-001	$257	$2,519
SGT-003	1,906	9,148
SGT-501	3,807	—
Other development programs	2,254	2,004
Total allocated research and development expenses	8,224	13,671
Unallocated research and development expenses
Personnel related expenses	6,066	7,252
External expenses	4,583	3,708
Total unallocated research and development expenses	10,649	10,960
Total research and development expenses	$18,873	$24,631

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including equity-based compensation, for personnel in our executive, finance, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel expenses, and facility-related expenses.

We expect that our general and administrative expenses will increase in the future as we support our research and development activities and activities related to our INSPIRE Duchenne trial and any planned or future clinical trials for and potential commercialization of our Candidates.

Other income, net

Other income, net consists of interest income earned on our cash, cash equivalents, available-for-sale securities, amortization of investment premium or accretion of investment discount, net of financing leases interest expense, and sub-lease income.

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

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		Increase	%
(in thousands)	2024	2023	(decrease)	Change
Operating expenses:
Research and development	$18,873	$24,631	$(5,758)	(23.4)%
General and administrative	7,989	7,399	590	8.0%
Total operating expenses	26,862	32,030	(5,168)	(16.1)%
Loss from operations	(26,862)	(32,030)	5,168	(16.1)%
Other income, net
Interest income	2,651	1,799	852	47.4%
Interest expense	(95)	(121)	26	(21.5)%
Other income, net	3	282	(279)	(98.9)%
Total other income, net	2,559	1,960	599	30.6%
Net loss	$(24,303)	$(30,070)	$5,767	(19.2)%

Research and development expenses

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		Increase	%
(in thousands)	2024	2023	(decrease)	Change
Allocated research and development expenses
SGT-001	$257	$2,519	$(2,262)	(89.8)%
SGT-003	1,906	9,148	(7,242)	(79.2)%
SGT-501	3,807	—	3,807	100.0%
Other development programs	2,254	2,004	250	12.5%
Total allocated research and development expenses	8,224	13,671	(5,447)	(39.8)%
Unallocated research and development expenses
Personnel related expenses	6,066	7,252	(1,186)	(16.4)%
External expenses	4,583	3,708	875	23.6%
Total unallocated research and development expenses	10,649	10,960	(311)	(2.8)%
Total research and development expenses	$18,873	$24,631	$(5,758)	(23.4)%

Research and development expenses for the three months ended March 31, 2024 were $18.9 million, compared to $24.6 million for the three months ended March 31, 2023. The decrease of $5.8 million in research and development expenses was due to a $7.2 million decrease in costs for SGT-003 primarily related to lower manufacturing and non-clinical study costs as we prepare to dose patients, a $2.3 million decrease in costs for SGT-001 primarily related to lower manufacturing and non-clinical study costs due to our decision to prioritize SGT-003 and SGT-501, a $1.2 million decrease in personnel costs, offset by a $3.8 million increase in costs for SGT-501 primarily related to manufacturing and research, a $0.9 million increase in unallocated external expenses, and a $0.2 million increase in other development programs.

General and administrative expenses

General and administrative expenses were $8.0 million and $7.4 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $0.6 million was primarily related to a $0.4 million increase in legal fees, and a $0.2 million increase in corporate and business development costs.

Other income, net

Other income, net was $2.6 million for the three months ended March 31, 2024, compared to $2.0 million for the three months ended March 31, 2023. The activity was primarily related to the increase in interest income on available-for-sale securities included within our portfolio due to higher investment balances from proceeds of our ATM Sales Agreement and private placement.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of common stock and pre-funded warrants to purchase shares of our common stock in private placements and the sale of common stock in our initial public offering and a follow-on public offering and sales of common stock under our amended and restated “at-the market offering” sales agreement, dated March 13, 2024, by and between us and Jefferies LLC, or Jefferies, or the ATM Sales Agreement. Through March 31, 2024, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $650.7 million of net proceeds from the sale of our common stock through public offerings, including our IPO and a follow-on public offering, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreement with Ultragenyx, as detailed in the following paragraphs.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended and restated in March 2024, under which we may offer and sell, from time to time, shares of our common stock through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the year ended December 31, 2023, we sold 602,030 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $3.0 million. During the three months ended March 31, 2024, we sold 350,664 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $3.1 million.

On January 11, 2024, we issued and sold 16,973,103 shares of our common stock at a price per share of $5.53 and, to one investor in lieu of shares of common stock, pre-funded warrants to purchase 2,712,478 shares of common stock at a price of $5.529 per pre-funded warrant, in the January 2024 Private Placement. We received $103.7 million of net proceeds from the January 2024 Private Placement after deducting offering costs.

As of March 31, 2024, we had cash, cash equivalents and available-for-sale securities of $206.1 million, excluding restricted cash of $1.8 million, and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash used in operating activities	$(25,192)	$(27,995)
Cash (used in) provided by investing activities	(38,490)	37,260
Cash provided by financing activities	107,241	—
Net increase in cash, cash equivalents, and restricted cash	$43,559	$9,265

Operating activities

During the three months ended March 31, 2024, operating activities used $25.2 million of cash, primarily resulting from our net loss of $24.3 million and changes in our operating assets and liabilities of $2.2 million, partially offset by non-cash charges of $1.3 million. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2024 consisted of an increase of $1.3 million in prepaid and other assets, a decrease in accounts payable of $0.6 million, and a decrease in accrued expenses and other liabilities of $0.3 million. Non-cash activities were driven by equity-based compensation of $1.6 million and depreciation expense of $0.3 million, partially offset by amortization on available-for-sale securities of $0.5 million and a gain on lease termination of $0.1 million.

During the three months ended March 31, 2023, operating activities used $28.0 million of cash, primarily resulting from our net loss of $30.1 million and changes in our operating assets and liabilities of $0.9 million, partially offset by non-cash charges of $3.0 million. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2023 consisted of a decrease in accrued expenses and other current and non-current liabilities of $4.9 million, partially offset by an increase in accounts payable of $2.7 million and a decrease in prepaid and other assets of $1.3 million. Non-cash activities were driven by equity-based compensation of $2.1 million and depreciation and amortization expense of $1.1 million, partially offset by amortization on available-for-sale securities of $0.2 million.

Investing activities

During the three months ended March 31, 2024, investing activities used $38.5 million of cash, resulting from the purchases of available-for sale securities of $83.3 million and the purchases of property plant and equipment of $0.2 million, partially offset by the maturity of available-for sale securities of $45.0 million.

During the three months ended March 31, 2023, investing activities provided $37.3 million of cash, resulting from the proceeds of the maturity of available-for-sale securities of $37.8 million, partially offset by the purchase of property and equipment of $0.5 million.

Financing activities

During the three months ended March 31, 2024, financing activities provided $107.2 million of cash, resulting from the proceeds from the issuance of common stock and pre-funded warrants to purchase shares of common stock of $107.1 million and proceeds from the exercise of common stock options for $0.1 million.

During the three months ended March 31, 2023, there was no cash from financing activities.

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

As of March 31, 2024, we had cash, cash equivalents and available-for-sale securities of $206.1 million, excluding restricted cash of $1.8 million. Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2024 will be sufficient to fund our operating expenses and capital requirements into 2026. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

If we raise additional funds through licensing agreements and strategic collaborations with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds, we may be required to delay, limit, reduce and/or terminate development of our product candidates or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. .

Contractual obligations and commitments

During the three months ended March 31, 2024, there were no material changes to our contractual obligations and commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2024, our cash equivalents consisted of money market funds, treasury bills and certificates of deposit that have contractual maturities of less than 90 days from the date of acquisition. As of March 31, 2024, our investments consisted of treasury bills and government bonds that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net loss was $24.3 million for the three months ended March 31, 2024. Our net losses were $86.0 million and $72.2 million for the years ended December 31, 2023 and 2022, respectively. As of March 31, 2024, we had an accumulated deficit of $683.1 million. Prior to the Acquisition, we had devoted substantially all of our efforts to research and development, including clinical development of SGT-001, which we are no longer developing, and preclinical development of SGT-003, as well as to building out our management team and infrastructure. Following the Acquisition, we also began devoting efforts to preclinical development of our other Candidates. We expect that it could be several years before we have a commercialized product, and we may never have a commercialized product. We expect to continue to incur significant expenses and see continued operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our Candidates and otherwise integrate the operations of AavantiBio into our business. In addition, if we obtain marketing approval for our Candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2024 will be sufficient to fund our operating expenses and capital requirements into 2026, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of our Candidates.

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

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. Our preclinical studies for certain Candidates in animals have been limited. We have not dosed human subjects with SGT-003 or any other Candidates. There is a high failure rate for gene therapy and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Our Candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. This failure could cause us to abandon any of our Candidates.

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

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of HHS, the FDA, the Federal Trade Commission, or the FTC, and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug, and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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

The FDA has granted Rare Pediatric Disease Designation for SGT-003 for the treatment of Duchenne.

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

We are aware of a number of companies and research institutions developing gene transfer programs progressing in Duchenne. For example, in June 2023, Sarepta Therapeutics, Inc., or Sarepta, announced that it had received accelerated approval for its gene therapy candidate ELEVIDYS for the treatment of ambulatory pediatric patients aged 4 through 5 years with Duchenne. In December 2023, Sarepta announced that it submitted a supplemental BLA to broaden the approved indication for ELEVIDYS to all patients (all ages and ambulation status) with Duchenne, and on February 16, 2024 Sarepta announced that the FDA accepted the supplemental BLA for priority review and set a PDUFA date of June 21, 2024. We are also aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfers for Duchenne, including Pfizer Inc. with a product candidate currently in Phase 3 clinical development, Genethon with a product candidate currently being evaluated in a Phase 1/2/3 clinical trial, and REGENXBIO Inc. with a product candidate in Phase 1/2 clinical development. We are also aware of several companies and research institutions conducting clinical trials in small molecule product candidates focused on CPVT, including Armgo Pharmaceuticals, Inc. with an orally administered Rycal in a Phase 2 clinical trial and Cardurion Pharmaceuticals, Inc. with an orally administered CAMKII-delta inhibitor candidate in a Phase 2 clinical trial.

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

We currently rely on third-party manufacturers for SGT-003 and SGT-501 and plan to rely on third-party manufacturers for our Candidates. In order to produce sufficient quantities of product candidates for clinical trials and initial U.S. commercial demand, we have and will continue to further optimize and increase the capacity of our manufacturing process at our third-party manufacturers. We may need to make changes to our manufacturing processes, beyond implementation of a transient transfection-based manufacturing process. We may not be able to produce sufficient quantities of drug product due to several factors, including equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, a public health issue (for example, an outbreak of a contagious disease such as the recent COVID-19 pandemic), disruption in utility services, human error or disruptions in the operations of our suppliers. For example, we have not released a manufacturing lot for clinical supply utilizing the transient transfection-based manufacturing process and may experience variability with respect to the success and yield between lots that will require continued engagement in process development activities to improve the reproducibility, reliability, quality and consistency of yields of the manufacturing process. Additional manufacturing runs will be required to produce necessary or adequate supply for our future clinical trials and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT-003, SGT-501 and other Candidates could be delayed, and we could incur additional expense. Any such failure could delay or prevent commercialization of SGT-003 or our IND or commercialization of SGT-501 or other Candidates.

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

Under our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that the licensed patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic partnerships and collaborations/licenses” of our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
•
the effect of public health emergencies or pandemics, such as the recent COVID-19 pandemic on both the healthcare system and the patient population;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities that were not registered under the Securities Act during the three months ended March 31, 2024 that have not otherwise been described in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 5. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2024.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Executive Chair Agreement, effective January 1, 2022, by and between Solid Biosciences Inc. and Ian F. Smith, as amended by the First Amendment to Executive Chair Agreement, effective September 30, 2022, and Second Amendment to the Executive Chair Agreement, effective January 1, 2024 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 13, 2024).

10.2*	Employment Agreement, dated January 9, 2023, by and between Solid Biosciences Inc. and Kevin Tan

10.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 8, 2024).

10.4

Form of Securities Purchase Agreement, dated January 8, 2024, by and among Solid Biosciences Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2024).

10.5

Form of Registration Rights Agreement, dated January 8, 2024, by and among Solid Biosciences Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 8, 2024).

10.6	2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed on March 13, 2024).

10.7	Form of Non-Statutory Stock Option Agreement under the 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed on March 13, 2024).

10.8	Form of Restricted Stock Unit Agreement under the 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed on March 13, 2024).

10.9

Amended and Restated Sales Agreement, dated March 13, 2024, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on March 13, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: May 15, 2024	By:	/s/ Alexander Cumbo
Alexander Cumbo
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Kevin Tan
Kevin Tan
Chief Financial Officer (Principal Financial and Accounting Officer)