Form 10-Q
period 2024-06-30
Solid Biosciences Inc.
filed 2024-08-13
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-38360

Solid Biosciences Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0943402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Rutherford Avenue, Third Floor Charlestown, MA	02129
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 337-4680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value per share	SLDB	The Nasdaq Global Select Market

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

As of August 9, 2024 the registrant had 38,595,237 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q includes forward-looking statements, which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believe,” “estimate,” “project,” “anticipate,” “expect,” “seek,” “predict,” “aim,” “continue,” “possible,” “intend,” “may,” “might,” “will,” “could,” “would” or “should” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this Quarterly Report on Form 10-Q.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the timing, progress and results of ongoing and planned preclinical studies and clinical trials for our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401, SGT-501) or other future candidates;
•
our ability to establish or maintain collaborations or strategic relationships, including our collaboration with Ultragenyx Pharmaceutical Inc., or Ultragenyx;
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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition, business and prospects may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition, business and prospects are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results to be expected in subsequent periods.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties as well as our own estimates of potential market opportunities based on our analysis of these data, research, surveys and studies. All of the market data used in this Quarterly Report on Form 10-Q involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our candidates include a number of key assumptions based on our industry knowledge, industry publications and third-party research, surveys and studies, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

As used in this Quarterly Report on Form 10-Q, the terms “Solid,” “the Company,” “we,” “us” and “our” refer to Solid Biosciences Inc., and its consolidated subsidiaries, unless the context indicates otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$95,854	$74,015
Available-for-sale securities	94,412	49,625
Prepaid expenses and other current assets	7,344	6,094
Total current assets	197,610	129,734
Non-current assets:
Operating lease, right-of-use assets	25,508	26,539
Property and equipment, net	5,438	6,624
Other non-current assets	515	209
Restricted cash	1,910	1,833
Total non-current assets	33,371	35,205
Total assets	$230,981	$164,939
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,521	$2,032
Accrued expenses and other current liabilities	9,918	10,161
Operating lease liabilities	1,724	1,855
Finance lease liabilities	525	469
Total current liabilities	14,688	14,517
Non-current liabilities:
Operating lease liabilities, excluding current portion	22,095	22,707
Finance lease liabilities, excluding current portion	953	1,234
Total non-current liabilities	23,048	23,941
Total liabilities	37,736	38,458
Commitments and contingencies (Note 10)
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value — 120,000,000 and 60,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 38,551,059 and 20,386,606 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	39	20
Additional paid-in capital	901,349	785,199
Accumulated other comprehensive (loss) income	(15)	15
Accumulated deficit	(708,128)	(658,753)
Total stockholders’ equity	193,245	126,481
Total liabilities and stockholders’ equity	$230,981	$164,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$19,461	$19,777	$38,334	$44,408
General and administrative	8,327	7,129	16,316	14,528
Restructuring charges	—	(63)	—	(63)
Total operating expenses	27,788	26,843	54,650	58,873
Loss from operations	(27,788)	(26,843)	(54,650)	(58,873)
Other income, net:
Interest income	2,565	2,060	5,216	3,860
Interest expense	(88)	(111)	(183)	(233)
Other income, net	239	265	242	547
Total other income, net	2,716	2,214	5,275	4,174
Net loss	$(25,072)	$(24,629)	$(49,375)	$(54,699)
Net loss per share, basic and diluted	$(0.61)	$(1.25)	$(1.25)	$(2.79)
Weighted average shares of common stock outstanding, basic and diluted	40,934,361	19,663,672	39,544,867	19,618,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(25,072)	$(24,629)	$(49,375)	$(54,699)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(11)	9	(30)	82
Comprehensive loss	$(25,083)	$(24,620)	$(49,405)	$(54,617)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2024	20,386,606	$20	$785,199	$15	$(658,753)	$126,481
Equity-based compensation	—	—	1,611	—	—	1,611
Issuance of common stock in private placement, net of issuance costs of $4,407	16,973,103	17	89,437	—	—	89,454
Issuance of pre-funded warrants in private placement, net of issuance costs of $704	—	—	14,293	—	—	14,293
Issuance of common stock in public offering, net of sales commissions of $78	350,664	1	3,055	—	—	3,056
Vesting of restricted stock units	98,677	—	—	—	—	—
Exercises of common stock options	24,639	—	151	—	—	151
Unrealized loss on available-for-sale securities	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(24,303)	(24,303)
Balance at March 31, 2024	37,833,689	38	893,746	(4)	(683,056)	210,724
Equity-based compensation	—	—	2,092	—	—	2,092
Issuance of common stock in public offering, net of sales commissions of $138	526,953	1	5,356	—	—	5,357
Vesting of restricted stock units	131,859	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	56,855	—	145	—	—	145
Exercises of common stock options	1,703	—	10	—	—	10
Unrealized loss on available-for-sale securities	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(25,072)	(25,072)
Balance at June 30, 2024	38,551,059	$39	$901,349	$(15)	$(708,128)	$193,245

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2023	19,556,732	$20	$774,452	$(68)	$(562,738)	$211,666
Equity-based compensation	—	—	2,118	—	—	2,118
Vesting of restricted stock units	16,400	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	73	—	73
Net loss	—	—	—	—	(30,070)	(30,070)
Balance at March 31, 2023	19,573,132	20	776,570	5	(592,808)	183,787
Equity-based compensation	—	—	1,944	—	—	1,944
Issuance of common stock in public offering, net of sales commissions of $65	420,000	—	2,539	—	—	2,539
Vesting of restricted stock units	36,321	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	14,936	—	78	—	—	78
Unrealized gain on available-for-sale securities	—	—	—	9	—	9
Net loss	—	—	—	—	(24,629)	(24,629)
Balance at June 30, 2023	20,044,389	$20	$781,131	$14	$(617,437)	$163,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(49,375)	$(54,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on available-for-sale securities	(1,581)	(273)
Equity-based compensation expense	3,703	4,062
Depreciation, impairment, and amortization expense	1,562	1,780
Non-cash lease expense	1,241	1,247
Other	(94)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,556)	(563)
Accounts payable	472	31
Operating lease liabilities	(864)	(817)
Accrued expenses and other liabilities	(167)	(6,228)
Net cash used in operating activities	(46,659)	(55,460)
Cash flows from investing activities:
Purchases of property and equipment	(435)	(1,042)
Proceeds from maturities of available-for-sale securities	60,300	58,632
Purchases of available-for-sale securities	(103,536)	(68,562)
Other	5	—
Net cash used in investing activities	(43,666)	(10,972)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in private placement	108,858	—
Payments of common stock and pre-funded warrants issuance costs in private placement	(5,111)	—
Proceeds from issuance of common stock in public offering, net of sales commissions	8,414	2,539
Proceeds from exercises of common stock options	160	—
Employee stock purchase plan purchases	145	78
Payments of principal portion of finance lease obligations	(225)	—
Net cash provided by financing activities	112,241	2,617
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,916	(63,815)
Cash, cash equivalents, and restricted cash at beginning of period	75,848	157,217
Cash, cash equivalents, and restricted cash at end of period	$97,764	$93,402
Supplemental disclosure of cash flow information:
Cash paid for interest	$(183)	$—
Supplemental disclosure of non-cash investing and operating activities:
Right-of-use assets acquired through operating leases	$407	$139
Decrease in right-of-use assets due to lease termination	$(197)	$(252)
Decrease in property and equipment due to asset exchange	$—	$(950)
Property and equipment purchases included in accounts payable and accrued expenses	$20	$141

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts reported in the condensed consolidated statements of cash flows:

	June 30,
	2024	2023
Cash and cash equivalents	$95,854	$91,569
Restricted cash, non-current	1,910	1,833
Total cash and cash equivalents, and restricted cash, as reported in the condensed consolidated statements of cash flows	$97,764	$93,402

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

The Company is a life sciences company focused on advancing a portfolio of current and future gene therapy candidates (collectively, “Candidates”), including SGT-003 for the treatment of Duchenne muscular dystrophy (“Duchenne”), SGT-501 for the treatment of catecholaminergic polymorphic ventricular tachycardia, and additional assets for the treatment of cardiac and other diseases, at different stages of development with varying levels of investment. The Company is advancing its diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, the Company’s mission is to improve the daily lives of patients living with these devastating diseases.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through June 30, 2024, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and pre-funded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering, follow-on public offering in March 2021 and under its at-the-market sales agreement.

On January 11, 2024, the Company issued and sold in a private placement 16,973,103 shares of the Company’s common stock at a price per share of $5.53 and, to one investor in lieu of shares of common stock, pre-funded warrants to purchase 2,712,478 shares of common stock at a price of $5.529 per pre-funded warrant (the “January 2024 Private Placement”). The Company received $103.7 million of net proceeds from the January 2024 Private Placement after deducting offering costs. No warrants were exercised during the six months ended June 30, 2024.

During the three and six months ended June 30, 2024, the Company issued and sold 526,953 and 877,617 shares of its common stock, respectively, pursuant to the Company's “at-the-market-offering” sales agreement (the “ATM Sales Agreement”), between the Company and Jefferies LLC. During the three and six months ended June 30, 2024, the Company received net proceeds of $5.4 million and $8.4 million, respectively, from sales pursuant to the ATM Sales Agreement.

The Company has evaluated whether there are conditions and events that, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of June 30, 2024, the Company had an accumulated deficit of $708.1 million. During the three and six months ended June 30, 2024, the Company incurred a net loss of $25.1 million and $49.4 million, respectively, and used $46.7 million of cash in operations for the six months ended June 30, 2024. The Company expects to continue to generate operating losses for the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $190.3 million excluding restricted cash of $1.9 million, as of June 30, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships and alliances, or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing, or commercialization efforts, which could adversely affect its business prospects.

Basis of presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) along with the rules and regulations of the Securities and Exchange Commission for interim financial information and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position at June 30, 2024 and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2024 and 2023.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2024, for any other interim period, or for any other future year.

Reclassifications

Certain amounts reported within cash flows from operating activities in the condensed consolidated statement of cash flows for the prior period have been reclassified to conform to current period presentation. These reclassifications are not material and had no effect on the previously reported net cash used in operations.

Significant judgments and estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, estimates related to the recognition of research and development expenses and equity-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from the Company’s estimates.

Summary of significant accounting policies

Except as otherwise noted below, there have been no changes to the significant accounting policies disclosed in the Company's most recent Annual Report on Form 10-K.

Equity-based compensation

The Company measures all stock options and other stock-based awards granted to employees, directors, and non-employees based on the fair value on the date of the grant and recognizes compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. The Company applies the straight-line method of expense recognition to all awards with only service-based vesting conditions.

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

The fair values of restricted stock units and performance-based restricted stock units are measured at the grant date based on the closing price of the Company’s common stock on the date of grant. For restricted stock units, the fair value of the award is recognized on a straight-line basis over the requisite service periods. For performance-based restricted stock unit awards, which are subject to the achievement of performance milestones, the fair value is recognized as expense over the requisite service periods when the achievement of such performance milestones determined to be probable. If a performance milestone is not determined to be probable or is not met, no equity-based compensation expense is recognized, and any previously recognized expense is reversed.

Forfeitures are recognized as a reduction of equity-based compensation expense as they occur.

The Company classifies stock-based compensation expense in its consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The Company does not currently hold any treasury shares. Upon the exercise of stock options and the vesting of restricted stock units and performance stock units, the Company issues new shares of common stock and delivers them to the participant.

Recently issued accounting pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") 2023‑07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. The new segment disclosure requirements apply for entities with a single reportable segment. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU amendment will require adoption on a retrospective basis. The Company is currently evaluating the impact of adopting ASU 2023‑07 on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 and is applicable to the Company’s fiscal year beginning January 1, 2025, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

2. License and Research Agreements

On June 29, 2023, the Company entered into a license agreement (the “Agreement”) with ICS Maugeri S.p.A. SB (“Maugeri”) to focus on the development and commercialization of cardiac-related products by the Company based on Maugeri's inventions. Pursuant to the Agreement, Maugeri granted the Company an exclusive worldwide sublicensable license for certain Maugeri patent rights, including existing patent rights, and those in any improvements or know-how made in performance of the Agreement, and a non-exclusive worldwide sublicensable license in certain Maugeri know-how, including existing know-how, and on any improvement thereto, in each case, subject to certain conditions, that is necessary or reasonably useful to develop the licensed products under the terms of the Agreement. The Company will conduct certain activities agreed to by the parties with respect to the research and development of licensed products. A condition precedent to the effectiveness of the Agreement was regulatory review in Italy, which was completed in the third quarter of 2023 and, upon the completion of the condition precedent, the Agreement became effective.

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

3. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Valuation techniques used to measure fair value are performed in a manner to maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions, the accounting literature establishes a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•
Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities.
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

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$61,120	$—	$61,120
Certificates of deposit	—	263	—	263
Total cash equivalents	—	61,383	—	61,383
Available-for-sale securities:
Treasury bills	—	63,264	—	63,264
Government bonds	—	31,148	—	31,148
Total available-for-sale securities	—	94,412	—	94,412
	$—	$155,795	$—	$155,795

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$62,141	$—	$62,141
Certificates of deposit	—	257	—	257
Total cash equivalents	—	62,398	—	62,398
Available-for-sale securities:
Treasury bills	—	49,625	—	49,625
Total available-for-sale securities	—	49,625	—	49,625
	$—	$112,023	$—	$112,023

As of June 30, 2024 and December 31, 2023, the fair values of the Company’s cash equivalents and available-for-sale securities were determined using Level 2 inputs. During the six months ended June 30, 2024 and the year ended December 31, 2023, there were no transfers between Level 1, Level 2 and Level 3.

At June 30, 2024 and December 31, 2023, the Company’s accounts payable, accrued expenses, and other current liabilities approximated their estimated fair values due to the short term nature of these financial instruments.

4. Available-for-Sale Securities

A summary of the Company's available-for-sale securities is presented below:

	June 30, 2024
Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$63,271	$—	$(7)	$63,264
Government bonds maturing in one year or less	31,156	—	(8)	$31,148
Total available-for-sale securities	$94,427	$—	$(15)	$94,412

	December 31, 2023
Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$49,610	$15	$—	$49,625
Total available-for sale securities	$49,610	$15	$—	$49,625

The weighted average contractual maturity of the Company’s available-for-sale securities was approximately 0.4 years as of June 30, 2024 and December 31, 2023.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2024	December 31, 2023
Prepaid research and development expenses	$5,221	$3,980
Prepaid other and other current assets	2,123	2,114
Total	$7,344	$6,094

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
Accrued research and development expense	$4,529	$2,614
Accrued compensation	3,271	5,948
Accrued other and other current liabilities	2,118	1,599
Total	$9,918	$10,161

7. Equity-Based Compensation

Equity-based compensation expense

The Company has classified equity-based compensation in its condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$832	$710	$1,380	$1,608
General and administrative	1,260	1,234	2,323	2,454
Total	$2,092	$1,944	$3,703	$4,062

Equity incentive plans

As of June 30, 2024, the Company’s approved equity incentive plans include: the 2018 Omnibus Incentive Plan (the “2018 Plan”); Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”); the 2021 Employee Stock Purchase Plan; and the 2024 Inducement Stock Incentive Plan (the "2024 Inducement Plan"). These plans are administered by the Board of Directors and permit the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock-based or cash-based awards. Upon the adoption of the 2020 Plan, the Company no longer grants new equity awards under its 2018 Plan.

Amended and Restated 2020 Equity Incentive Plan

On June 11, 2024, the Company's stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock reserved for issuance under the plan by 2,000,000 shares. As of June 30, 2024, there were 2,098,909 stock options outstanding, 1,026,316 restricted stock units outstanding, 2,165,325 performance stock units outstanding, and 152,629 shares remained available for future issuance under the 2020 Plan.

2024 Inducement Stock Incentive Plan

In March 2024, the Board of Directors approved the 2024 Inducement Plan, which provides for the reservation of 1,000,000 shares of common stock for equity granted as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of June 30, 2024,there were no stock options outstanding, 86,547 restricted stock units outstanding, and 913,453 shares remained available for future issuance under the 2024 Inducement Plan.

Stock options

The table below summarizes the activity with respect to stock options granted under the Company’s equity incentive plans for the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)
Outstanding at January 1, 2024	2,259,672	$21.93
Granted	1,119,522	$7.74
Exercised	(26,342)	$6.07
Expired	(41,659)	$24.77
Forfeitures	(421,148)	$8.98
Outstanding at June 30, 2024	2,890,045	$18.43	8.32
Vested and expected to vest as of June 30, 2024	2,890,045	$18.43	8.32
Exercisable at June 30, 2024	998,150	$39.18	6.75

The assumptions used in the Black-Scholes option-pricing model for all stock options granted during each period presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock price	$7.51	$4.70-$6.37	$5.76-$7.85	$4.70-$7.33
Expected volatility	122.9%	122.0% - 128.7%	122.9% - 128.7%	121.8% - 129.6%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	5.50	5.50 - 6.25	5.31 - 6.25	5.31 - 6.25
Risk-free rate	4.4%	3.5% - 3.9%	3.8% - 4.4%	3.5% - 4.2%

The weighted average grant date fair values of stock options granted during the three months ended June 30, 2024 and 2023 were $6.52 and $5.06, and the weighted average grant date fair values of stock options granted during the six months ended June 30, 2024 and 2023 were $6.91 and $5.08, respectively.

The Company recognized $1.1 million and $1.4 million of equity-based compensation expense in connection with stock options during the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized equity-based compensation expense in connection with stock options of $2.0 million and $3.1 million, respectively. As of June 30, 2024, there was $11.3 million of total unrecognized equity-based compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.73 years.

Restricted stock units

The following table summarizes activity with respect to RSUs during the six months ended June 30, 2024:

	Units	Weighted- Average Grant Date Fair Value
Nonvested restricted stock units - January 1, 2024	877,181	$6.37
Granted	983,434	$7.98
Vested	(230,536)	$6.73
Forfeitures	(233,016)	$6.86
Nonvested restricted stock units - June 30, 2024	1,397,063	$7.36

The Company recognized $0.8 million and $0.5 million of equity-based compensation expense in connection with RSUs during the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized equity-based compensation expense in connection with RSUs of $1.4 million and $0.9 million, respectively. As of June 30, 2024, there was $9.1 million of total unrecognized equity-based compensation cost related to nonvested RSUs. This cost is expected to be recognized over a weighted average period of 3.25 years.

Performance stock units

In June 2024, the Board of Directors (the “Board”) approved a grant of performance-based restricted stock unit awards (“PSUs" or “Performance Awards”) to the Company’s executive team. Each PSU represents the contingent right to receive one share of the Company’s common stock. These Performance Awards provide for the vesting of 25% of the target number of underlying RSUs granted upon the achievement of each of four independent performance milestones predetermined by the Board (“Performance Milestones”), subject to the grantee’s continued service with the Company (the “Approval Conditions”).

The Performance Milestones are tied to the achievement of certain business objectives and are non-market and non-financial in nature. The Board will determine that all Approval Conditions have been satisfied and the number of units that will ultimately vest on the 2026 Evaluation Date, which will occur in the first quarter of 2026, and the 2027 Evaluation Date, which will occur during in the first quarter of 2027. A maximum of 25% of the target number of RSUs may vest at the 2026 Evaluation Date and the percentage of the target number of RSUs allocable to any Performance Milestone that has not been achieved on or prior to the 2027 Evaluation Date shall be cancelled.

The Company granted 2,165,325 PSUs during the three and six month periods ended June 30, 2024 with a weighted average grant date fair value of $7.51 per unit. During the three and six months ended June 30, 2024, the Company recognized $0.1 million in expense for these grants.

As of June 30, 2024, there was $16.2 million of unrecognized equity-based compensation cost related to nonvested PSUs based on the achievement of all Performance Milestones. The Company expects to recognize this cost over a weighted average period of 2.4 years.

8. Income Taxes

During the three and six months ended June 30, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits and orphan drug credits generated in each year due to its uncertainty of realizing a benefit from those items. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2024 and December 31, 2023, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As of June 30, 2024 and December 31, 2023, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation tax years beginning with the year ended December 31, 2019 are open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

9. Leases

On December 22, 2022, the Company entered into a sub-lease agreement (the "Sub-Lease") with Arkea Bio Corp ("Arkea"). The Sub-Lease permits use by Arkea of a portion of the space leased by the Company at 500 Rutherford Avenue in Charlestown, Massachusetts. The Company subleased approximately 12,461 square feet of the 49,869 square foot building interior space. The Sub-Lease term originally ended on February 28, 2025. The Sub-Lease was subsequently amended by the Sub-Lease Amendment, by and between Arkea and the Company, dated May 10, 2024, to increase the subleased area to approximately 13,714 square feet and extend the term to February 29, 2028.

During the three and six months ended June 30, 2024, the Company recorded sublease income of $0.3 million and $0.5 million, respectively, within other income, net. During the three and six months ended June 30, 2023, the Company recorded sublease income of $0.3 million and $0.5 million, respectively.

10. Commitments and Contingencies

Letter of credit

The Company had an outstanding letter of credit in the amount of $1.9 million and $1.8 million at June 30, 2024 and December 31, 2023, respectively, which was required as a condition of the Company’s office and laboratory lease.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2024 and December 31, 2023.

Legal proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of June 30, 2024.

11. Net Loss per Share

The following table sets forth the computation of the Company's basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(25,072)	$(24,629)	$(49,375)	$(54,699)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted average shares of common stock outstanding	38,221,883	19,663,672	36,981,426	19,618,517
Weighted average shares of pre-funded warrants to purchase common stock	2,712,478	—	2,563,441	—
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	40,934,361	19,663,672	39,544,867	19,618,517
Net loss per share, basic and diluted	$(0.61)	$(1.25)	$(1.25)	$(2.79)

Included within weighted average shares of common stock outstanding for the three and six months ended June 30, 2024 are 2,712,478 shares of common stock issuable upon the exercise of the pre-funded warrants as the pre-funded warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share. There were no pre-funded warrants issued and outstanding during the three and six months ended June 30, 2023.

The outstanding securities presented below were excluded from the calculation of net loss per share because the inclusion of such securities would have been anti-dilutive due to the Company’s net loss per share during the periods presented.

	Three and Six Months Ended June 30,
	2024	2023
Options to purchase common stock	2,890,045	2,229,684
Nonvested restricted stock units	1,397,063	963,724
Nonvested performance stock units	2,165,325	—
Shares subject to employee stock purchase plan	250,188	—
Warrants	9,230	—
Total	6,711,851	3,193,408

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

Overview

Solid Biosciences Inc. (we, us, our, the Company, or Solid) is a life sciences company focused on advancing a portfolio of current and future gene therapy candidates, which we refer to collectively as our Candidates, including SGT-003 for the treatment of Duchenne muscular dystrophy, or Duchenne, SGT-501 for the treatment of catecholaminergic polymorphic ventricular tachycardia, or CPVT, and additional assets for the treatment of cardiac and other diseases, at different stages of development, with varying levels of investment. We are advancing our diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, our mission is to improve the daily lives of patients living with these devastating diseases.

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

On December 2, 2022, we completed our acquisition of AavantiBio, Inc., or AavantiBio, a privately held gene therapy company focused on transforming the lives of patients with Friedreich’s ataxia, or FA, and rare cardiomyopathies, or the Acquisition. Upon the consummation of the Acquisition, we acquired AavantiBio’s gene therapy programs, AVB-202-TT for the treatment of FA and AVB-401 for the treatment of BAG3-mediated dilated cardiomyopathy, or BAG3, additional assets for the treatment of cardiac diseases, platform technologies and know-how related thereto.

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

We are continuing to advance our pipeline of Candidates. The FDA has granted orphan drug designation to SGT-003 for the treatment of Duchenne and the FDA and EMA have granted orphan drug designation to SGT-501 for the treatment of CPVT. We expect to file an IND for CPVT in the first half of 2025. The FDA has also granted Rare Pediatric Disease and fast track designation for SGT-003.

Patient dosing in the Phase 1/2 INSPIRE Duchenne trial of SGT-003 began in the second quarter of 2024, and at the time of filing, SGT-003 has been well tolerated and no Significant Adverse Events (SAEs) were observed in the patients dosed. Initial safety, expression and certain functional endpoint data is expected in Q4 2024. A Clinical Trial Application (CTA) for INSPIRE Duchenne has been approved in Canada We plan to expand clinical development in the US and Globally and . Subject to clearance, we expect additional sites to become active by Q2 2025 to support current and potential future trials. In anticipation of an expanded clinical trial, we have initiated work for additional GMP batches of SGT-003.

Our proprietary capsid used in SGT-003 (AAV-SLB101) has now been observed as well tolerated in human, non-human primate (NHP), and mouse studies. Ten different academic labs and one corporation have begun utilizing AAV-SLB101, with additional entities currently in negotiation.

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

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $25.1 million and $49.4 million for the three and six months ended June 30, 2024 and $24.6 million and $54.7 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $708.1 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

As of June 30, 2024, we had cash, cash equivalents, and available-for-sale securities of $190.3 million, excluding restricted cash of $1.9 million. We believe that our cash, cash equivalents, and available-for-sale securities as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Financial operations overview

Revenue

We have not generated any commercial product revenue to date and do not expect to generate any product revenue from the sale of our products for the foreseeable future, if ever. If our development efforts for our Candidates are successful and result in marketing approval, we may generate commercial product revenue in the future from product sales.

Operating expenses

We classify our operating expenses into two categories: research and development and general and administrative expenses. Personnel costs, including salaries, benefits, bonuses, and equity-based compensation expense comprise a significant component of both expense categories. We allocate expenses associated with personnel costs based on the nature of work associated with these resources.

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and clinical and preclinical development activities for our Candidates and include:

•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research, preclinical and clinical activities on our behalf, as well as contract manufacturing organizations, or CMOs, that manufacture SGT-003, SGT-501, and other Candidates for use in our preclinical studies and clinical trials;
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
•
costs incurred in seeking regulatory approval of our Candidates;
•
expenses incurred under our intellectual property licenses; and
•
facility-related research and development expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

Research and development activities are central to our business model. We are still in the early stages of development of our Candidates. Candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future if and as we conduct clinical trials for SGT-003, initiate clinical trials for our other Candidates, and continue to identify and develop additional Candidates.

We typically use our employee and infrastructure resources across our Candidates. We track outsourced development costs and milestone payments made under our licensing arrangements by Candidate, but we do not allocate personnel costs, license payments made under our licensing arrangements or other internal costs to Candidates on a program-specific basis. These costs are included in unallocated research and development expenses in the table below.

The following table summarizes our research and development expenses by Candidate for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Allocated research and development expenses:
SGT-001	$236	$552	$494	$3,071
SGT-003	2,435	5,759	4,341	14,907
SGT-501	3,422	1,650	7,229	1,650
Other development programs	2,922	1,178	5,176	3,182
Total allocated research and development expenses	9,015	9,139	17,240	22,810
Unallocated research and development expenses:
Personnel related expenses	5,850	5,673	11,917	12,926
External expenses	4,596	4,965	9,177	8,672
Total unallocated research and development expenses	10,446	10,638	21,094	21,598
Total research and development expenses	$19,461	$19,777	$38,334	$44,408

We cannot determine with certainty the duration, costs, and timing of clinical trials of SGT-003, SGT-501, or our other Candidates, or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our Candidates for which we obtain marketing approval or our other research and development expenses. We may never succeed in obtaining marketing approval for any of our Candidates. The duration, costs, and timing of clinical trials and development of our Candidates will depend on a variety of factors, including:

•
the scope, rate of progress, expense, and results of any clinical trials of our Candidates and other research and development activities that we may conduct;
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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including equity-based compensation, for personnel in our executive, finance, business development, and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel expenses, and facility-related expenses.

We expect that our general and administrative expenses will increase in the future as we support our research and development activities, and activities related to our INSPIRE Duchenne trial, and any planned or future clinical trials for, and potential commercialization of, our Candidates.

Other income, net

Other income, net consists primarily of interest income. Interest income consists of income earned on our cash and cash equivalents, available-for-sale securities, and restricted cash equivalents.

Critical accounting policies and use of estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, costs. and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ materially from these estimates.

During the six months ended June 30, 2024, there were no material changes to our critical accounting policies, except as noted in Note 1 – Nature of the Business and Basis of Presentation. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			%
	2024	2023	Change	Change
Operating expenses:
Research and development	$19,461	$19,777	$(316)	(1.6)%
General and administrative	8,327	7,129	1,198	16.8%
Restructuring charges	—	(63)	63	(100.0)%
Total operating expenses	27,788	26,843	945	3.5%
Loss from operations	(27,788)	(26,843)	(945)	3.5%
Other income, net
Interest income	2,565	2,060	505	24.5%
Interest expense	(88)	(111)	23	(20.7)%
Other income, net	239	265	(26)	(9.8)%
Total other income, net	2,716	2,214	502	22.7%
Net loss	$(25,072)	$(24,629)	$(443)	1.8%

Research and development expenses

The following table summarizes our research and development expenses by Candidates for the respective periods (in thousands, except percentages) :

	Three Months Ended June 30,			%
	2024	2023	Change	Change
Allocated research and development expenses:
SGT-001	$236	$552	$(316)	(57.2)%
SGT-003	2,435	5,759	(3,324)	(57.7)%
SGT-501	3,422	1,650	1,772	107.4%
Other development programs	2,922	1,178	1,744	148.0%
Total allocated research and development expenses	9,015	9,139	(124)	(1.4)%
Unallocated research and development expenses:
Personnel related expenses	5,850	5,673	177	3.1%
External expenses	4,596	4,965	(369)	(7.4)%
Total unallocated research and development expenses	10,446	10,638	(192)	(1.8)%
Total research and development expenses	$19,461	$19,777	$(316)	(1.6)%

Research and development expenses for the three months ended June 30, 2024 were $19.5 million, compared to $19.8 million for the three months ended June 30, 2023. The decrease of $0.3 million in research and development expenses was due to a $3.3 million decrease in costs for SGT-003 primarily related to lower manufacturing and research costs, a $0.3 million decrease in costs for SGT-001 primarily related to lower clinical and research costs due to our decision to deprioritize SGT-001, a $0.4 million decrease in external expenses, offset by a $1.7 million increase in costs for SGT-501 primarily related to manufacturing and research, a $1.7 million increase in other Candidate costs primarily related to BAG3, and a $0.2 million increase in personnel related costs.

General and administrative expenses

General and administrative expenses were $8.3 million for the three months ended June 30, 2024, compared to $7.1 million for the three months ended June 30, 2023. The increase of $1.2 million was primarily related to a $0.9 million increase in legal fees and a $0.3 million increase in recruiting and license fees.

Other income, net

Other income, net was $2.7 million for the three months ended June 30, 2024, compared to $2.2 million for the three months ended June 30, 2023. The activity was primarily related to the increase in interest income on available-for-sale securities included within our portfolio due to higher investment balances from proceeds of our amended and restated at-the market offering sales agreement, dated March 13, 2024, by and between us and Jefferies LLC, or Jefferies, or the ATM Sales Agreement, and January 2024 Private Placement.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,			%
	2024	2023	Change	Change
Operating expenses:
Research and development	$38,334	$44,408	$(6,074)	(13.7)%
General and administrative	16,316	14,528	1,788	12.3%
Restructuring charges	—	(63)	63	(100.0)%
Total operating expenses	54,650	58,873	(4,223)	(7.2)%
Loss from operations	(54,650)	(58,873)	4,223	(7.2)%
Interest income	5,216	3,860	1,356	35.1%
Interest expense	(183)	(233)	50	(21.5)%
Other income, net	242	547	(305)	(55.8)%
Total other income, net	5,275	4,174	1,101	26.4%
Net loss	$(49,375)	$(54,699)	$5,324	(9.7)%

Research and development expenses

The following table summarizes our research and development expenses by Candidate for the respective periods (in thousands, except percentages) :

	Six Months Ended June 30,			%
	2024	2023	Change	Change
Allocated research and development expenses:
SGT-001	$494	$3,071	$(2,577)	(83.9)%
SGT-003	4,341	14,907	(10,566)	(70.9)%
SGT-501	7,229	1,650	5,579	338.1%
Other development programs	5,176	3,182	1,994	62.7%
Total allocated research and development expenses	17,240	22,810	(5,570)	(24.4)%
Unallocated research and development expenses:
Personnel related expenses	11,917	12,926	(1,009)	(7.8)%
External expenses	9,177	8,672	505	5.8%
Total unallocated research and development expenses	21,094	21,598	(504)	(2.3)%
Total research and development expenses	$38,334	$44,408	$(6,074)	(13.7)%

Research and development expenses for the six months ended June 30, 2024 were $38.3 million, compared to $44.4 million for the six months ended June 30, 2023. The decrease of $6.1 million in research and development expenses was primarily due to a $10.6 million decrease for SGT-003 primarily related to manufacturing and research costs, a $2.6 million decrease in costs for SGT-001 due to our decision to deprioritize SGT-001, a $1.0 million decrease in personnel related expenses, offset by a $5.6 million increase in costs for SGT-501 primarily related to manufacturing and research, a $2.0 million increase in other Candidates primarily related to BAG3, and a $0.5 million increase in external expenses.

General and administrative expenses

General and administrative expenses were $16.3 million for the six months ended June 30, 2024, compared to $14.5 million for the six months ended June 30, 2023. The increase of $1.8 million was primarily related to a $1.4 million increase in legal fees and a $0.2 million increase in software costs, and a $0.2 million increase in audit and tax fees.

Other income, net

Other income, net was $5.3 million for the six months ended June 30, 2024 compared to other expense of $4.2 million for the six months ended June 30, 2023. The activity was primarily related to the increase in interest income on available-for-sale securities included within our portfolio due to higher investment balances from proceeds of ATM Sales Agreement and January 2024 Private Placement.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of common stock and pre-funded warrants to purchase shares of our common stock in private placements and the sale of common stock in our initial public offering and a follow-on public offering and sales of common stock under our ATM Sales Agreement. Through June 30, 2024, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $656.0 million of net proceeds from the sale of our common stock through public offerings, including our IPO and a follow-on public offering, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreement with Ultragenyx, as detailed in the following paragraphs.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended and restated in March 2024, under which we may offer and sell, from time to time, shares of our common stock through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the year ended December 31, 2023, we sold 602,030 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $3.0 million. During the three and six months ended June 30, 2024, we sold 526,953 and 877,617 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $5.4 million and $8.4 million, respectively.

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

As of June 30, 2024, we had cash, cash equivalents and available-for-sale securities of $190.3 million, excluding restricted cash of $1.9 million, and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(46,659)	$(55,460)
Cash used in investing activities	(43,666)	(10,972)
Cash provided by financing activities	112,241	2,617
Net increase (decrease) in cash, cash equivalents, and restricted cash	$21,916	$(63,815)

Operating activities

During the six months ended June 30, 2024, operating activities used $46.7 million of cash, primarily resulting from our net loss of $49.4 million and changes in our operating assets and liabilities of $2.1 million, partially offset by non-cash charges of $4.8 million. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2024 consisted of an increase of $1.6 million in prepaid and other assets, a decrease in the operating lease liability of $0.9 million, a decrease in accrued expenses and other liabilities of $0.2 million, offset by an increase in accounts payable of $0.5 million. Non-cash activities were driven by equity-based compensation of $3.7 million, depreciation and amortization expense of $1.6 million, and non-cash lease expense of $1.2 million, partially offset by amortization on available-for-sale securities of $1.6 million and a gain on lease termination of $0.1 million.

During the six months ended June 30, 2023, operating activities used $55.5 million of cash, primarily resulting from our net loss of $54.7 million and changes in our operating assets and liabilities of $7.6 million, partially offset by non-cash charges of $6.8 million. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2023 consisted of a decrease in accrued expenses and other current and non-current liabilities of $6.2 million, a decrease in the operating lease liability of $0.8 million, an increase of $0.6 million in prepaid and other assets. Non-cash activities were driven by equity-based compensation of $4.1 million and depreciation and impairment expense of $1.8 million, and non-cash lease expense of $1.2 million, partially offset by amortization on available-for-sale securities of $0.3 million.

Investing activities

During the six months ended June 30, 2024, investing activities used $43.7 million of cash, resulting from the purchases of available-for sale securities of $103.6 million and the purchases of property plant and equipment of $0.4 million, partially offset by the maturity of available-for sale securities of $60.3 million.

During the six months ended June 30, 2023, investing activities used $11.0 million of cash, resulting from the purchases of available-for sale securities of $68.6 million and the purchases of property plant and equipment of $1.0 million, partially offset by the maturity of available-for sale securities of $58.6 million.

Financing activities

During the six months ended June 30, 2024, financing activities provided $112.2 million of cash, resulting from the net proceeds from the issuance of common stock and pre-funded warrants to purchase shares of common stock of $112.2 million, proceeds from the exercise of common stock options for $0.2 million, and proceeds from the issuance of shares of $0.1 million under the Company's 2021 Employee Stock Purchase Plan, or ESPP, offset by payments of the principal portion of finance lease obligations of $0.2 million.

During the six months ended June 30, 2023, financing activities provided $2.6 million of cash, resulting from the proceeds from the issuance of common stock of $2.5 million and purchases of shares under our ESPP.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to our Candidates. In addition, we have incurred and expect to continue to incur costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•
continue to enroll patients in our INSPIRE Duchenne trial and advance clinical development of SGT-003;
•
advance our other Candidates into clinical trials;
•
continue research and preclinical development of our Candidates and adjacent technologies such as assays;
•
seek to identify additional Candidates;
•
engage in regulatory interactions with the United States Food and Drug Administration, or FDA, and other regulatory authorities;
•
submit regulatory filings relating to the development of our Candidates and seek marketing approvals for our Candidates that successfully complete clinical trials, if any;
•
establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•
arrange manufacturing for larger quantities of our Candidates for preclinical and clinical development and potential commercialization;
•
maintain, expand, protect and enforce our intellectual property portfolio;
•
hire and retain additional clinical, quality control, and scientific personnel;
•
build out new facilities or expand existing facilities to support our activities;
•
acquire or in-license other drugs, drug candidates, technologies, and intellectual property; and
•
add operational, financial and management information systems and personnel.

As of June 30, 2024, we had cash, cash equivalents and available-for-sale securities of $190.3 million, excluding restricted cash of $1.9 million. Based on our current operating plan, we believe that our cash, cash equivalents, and available-for-sale securities as of June 30, 2024 will be sufficient to fund our operating expenses and capital requirements into 2026. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Because of the numerous risks and uncertainties associated with the development of our Candidates and because the extent to which we may enter collaborations with third parties for development of our Candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our Candidates. Our future capital requirements will depend on many factors, including:

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
•
our ability to establish and maintain additional strategic collaborations, licensing, or other arrangements and the financial terms of such arrangements;
•
the payment or receipt of milestones, royalties and other collaboration-based revenues, if any;
•
the extent to which we acquire or in-license other Candidates, technologies and intellectual property; and
•
if and as we need to adapt our business in response to public health emergencies or pandemics, such as the recent COVID–19 pandemic, and collateral consequences related thereto.

We are supplying, and expect to continue to supply, our ongoing and future clinical development programs with drug produced at a facility compliant with the current Good Manufacturing Practice regulations enforced by the FDA, or cGMPs, located at one of our CMOs. We intend to establish the capability and capacity to supply Candidates at commercial scale from multiple sources.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any Candidates or generate revenue from the sale of any products for which we may obtain marketing approval. In addition, our Candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

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

If we raise additional funds through licensing agreements and strategic collaborations with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, research programs, or Candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds, we may be required to delay, limit, reduce and/or terminate development of our Candidates or any future commercialization efforts or grant rights to develop and market Candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations and commitments

During the six months ended June 30, 2024, there were no material changes to our contractual obligations and commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Recently Issued Accounting Pronouncements

A summary of significant recent accounting pronouncements that we have adopted or expect to adopt is included in

Note 1 – Nature of the Business and Basis of Presentation to our condensed consolidated financial statements (See Part I, Item 1 – Financial Statements, of this Quarterly Report on Form 10-Q).

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2024, our cash equivalents consisted of money market funds and certificates of deposit that have contractual maturities of less than 90 days from the date of acquisition. As of June 30, 2024, our investments consisted of treasury bills and government bonds that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We have never completed a clinical trial and may be unable to do so for any Candidate, including SGT-003 and other Candidates.
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

•
Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize our Candidates and the approval may be for a narrower indication than we seek.
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
•
We have limited gene therapy manufacturing experience and could experience production problems and delays in obtaining regulatory approval of our manufacturing processes, which could result in delays in the development or commercialization of SGT-003, SGT-501, or other current and future Candidates. In addition, changes to manufacturing sites or processes, or formulations for our Candidates may result in additional cost or delay.
•
We expect to utilize third parties to conduct our product manufacturing for the foreseeable future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily or meet regulatory requirements.
•
Our gene transfer approach utilizes capsids derived from a virus, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of gene transfer Candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our Candidates.
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

Since inception, we have incurred significant net losses. Our net loss was $49.4 million for the six months ended June 30, 2024. Our net losses were $86.0 million and $72.2 million for the years ended December 31, 2023 and 2022, respectively. As of June 30, 2024, we had an accumulated deficit of $708.1 million. Prior to the Acquisition, we had devoted substantially all of our efforts to research and development, including clinical development of SGT-001, which we are no longer developing, and preclinical development of SGT-003, as well as to building out our management team and infrastructure. Following the Acquisition, we also began devoting efforts to preclinical development of our other Candidates, clinical development of SGT-003, as well as building out our new management team. We expect that it could be several years before we have a commercialized product, and we may never have a commercialized product. We expect to continue to incur significant expenses and see continued operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•
continue to enroll patients in our INSPIRE Duchenne trial and advance clinical development of SGT-003;
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
•
arrange manufacturing for larger quantities of our Candidates for preclinical and clinical development and potential commercialization;
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

To become and remain profitable, we must develop and eventually commercialize one or more Candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we continue to enroll patients in and conduct the INSPIRE Duchenne trial and continue to develop our pipeline and complete ongoing and planned preclinical studies and clinical trials of our Candidates, obtain marketing approval for our Candidates, develop adjacent technologies such as assays, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future Candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. Moreover, the manufacturing process requires materials which may fluctuate in cost or be limited or unavailable to us, as well as relationships with contract development and manufacturing organizations to facilitate the manufacturing process. We may never succeed in any of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our Candidates and otherwise integrate the operations of AavantiBio into our business. In addition, if we obtain marketing approval for our Candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2024 will be sufficient to fund our operating expenses and capital requirements into 2026, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of our Candidates.

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

Identifying potential candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to submit a biologic license application, or BLA, or obtain marketing approval and achieve product sales. In addition, our Candidates, if approved, may not achieve commercial success. Our product revenue, if any, will be derived from or based on sales of our Candidates that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies or pandemics, such as the recent COVID-19 pandemic, and geopolitical events, including civil or political unrest. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

Our operations to date, with respect to the development of SGT-001, which we are no longer developing, and SGT-003, have been limited to organizing and staffing our company, business planning, raising capital, acquiring rights to our technology, conducting research and development activities, establishing research and development collaborations, establishing arrangements for the manufacture of SGT-001 and SGT-003, identifying SGT-001 and SGT-003 as potential gene transfer Candidates and undertaking preclinical studies and clinical trials of SGT-001 and SGT-003. Following the Acquisition, we have expanded our operations to include the development of additional Candidates. As a company, we have limited experience in clinical development and we have not yet demonstrated the ability to complete clinical trials of any Candidate, obtain marketing approvals, manufacture at commercial-scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions our stockholders make about our prospects may not be as accurate as they could be if we had a longer operating history or prior experience integrating acquired businesses into our existing business.

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

We and our third-party manufacturers for supply of drug product for our Candidates, and prospective contract research organizations, or CROs, may face disruptions as a result of such pandemics that may affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of drug product for our Candidates, and laboratory supplies for our current and future preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We and our third-party manufacturers, and prospective CROs, may face disruptions related to future clinical trials arising from delays in Investigational New Drug, or IND, enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites.

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

While the public health emergency declarations related to COVID-19 ended on May 11, 2023, the FDA retained a number of COVID-19 related policies. It is unclear how, if at all, these policies will impact our efforts to develop and commercialize our Candidates.

Unfavorable global economic conditions could harm our business, financial condition or results of operations.

Our results of operations could be harmed by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, including the impact of increased interest rates and inflation (such as the recent rise in inflation in the United States), could result in a variety of risks to our business, including weakened demand for our Candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our manufacturers, possibly resulting in manufacturing disruption, or cause delays in payments for our services by third-party payors or our future collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could harm our business.

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

Risks related to the development of our Candidates

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

In addition, our ability to conduct and complete our preclinical development testing and studies is contingent on our ability to source animals and other supplies required for the conduct of such testing and studies and the performance of animal models. If we are unable to obtain all necessary animals and other supplies required for the conduct of our preclinical testing and studies, or the animal models do not perform as expected, we may be unable to complete such preclinical development testing and studies in a timely manner or at all. For example, some of our IND-enabling toxicology and other studies require certain non-human primates, or NHPs, that may be imported from countries in which trade relation with the U.S. are or may become challenging or through vendors who may not be able to timely source certain NHPs or at all, which may impair our ability to complete preclinical development testing and studies to support IND or similar applications or delay submission of such applications. Additionally, we may fail to demonstrate adequate Candidate efficacy and/or safety as required by regulatory authorities. We may fail to access relevant, adequate, or necessary animal models, including genetic models of disease and non-human primates in particular, for use in such studies as requested by regulatory authorities. We may also experience substantial delays as a result of our reliance on CROs to conduct all animal model experimentation necessary to assess the efficacy and safety of our Candidates. Any of these factors may result in delays to Candidate progression, inability to obtain regulatory approval, and/or substantial increases in Candidate development costs.

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

In the second quarter of 2024, patient dosing commenced in our INSPIRE Duchenne trial. Our other current Candidates have not yet been studied in human patients. During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the Candidate being studied caused these conditions. For instance, we reported a serious adverse event in IGNITE DMD, which resulted in a clinical hold in November 2019, which has since been resolved. In April 2021, a patient treated with SGT-001 in IGNITE DMD experienced a systemic inflammatory response classified as a serious adverse event and considered by the investigator to be drug related.

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

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other clinical trials. The FDA convened the Cellular, Tissue, and Gene Therapies Advisory Committee in September 2021 to discuss toxicity risks of AAV based gene therapy products and discussed risks including oncogenicity risks due to capsid genome integration, hepatotoxicity, thrombotic microangiopathy, and neurotoxicity (especially related to dorsal root ganglion toxicity). While new recombinant capsids have been developed with the intent to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There have been reports of significant adverse side effects, including muscle weakness and myocarditis, in clinical trials of other gene therapy treatments for Duchenne that may be related to the type and location of the specific gene mutation causing the disease. One clinical trial sponsor reported a death, preceded by hypovolemia and cardiogenic shock, of a non-ambulatory Duchenne subject with advanced disease and cardiac dysfunction. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Additionally, in previous clinical trials involving AAV capsids for gene therapy, some subjects experienced the development of a positive ELISPOT test associated with T-cell responses, which is of unclear clinical translatability. If T-cells are activated, the cellular immune response system may trigger the removal of transduced cells. If our gene transfer Candidates demonstrate a similar effect or other undesirable side effects, we may decide or be required to halt or delay further clinical development of our Candidates involving AAV capsids for gene therapy.

Adverse side effects may be observed following administration of any AAV gene therapy, including SGT-003 or other Candidates. Not all contemplated AAV delivery systems have been validated in human clinical trials previously, such as AAV-SLB101, which is a novel capsid. If a delivery system does not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of SGT-003 or other Candidates. If certain adverse side effects were to occur in the future and we are unable to demonstrate that they were not caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, SGT-003 or other Candidates for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the clinical trial. Patients will also create antibodies to the AAV capsid and a second administration of gene transfer might not be safe or successful.

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

•
regulatory authorities may suspend or withdraw approvals of such a Candidate;
•
regulatory authorities may require additional warnings on the label;
•
we may be required to change the way a Candidate is administered or conduct additional clinical trials;
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

Delays in the completion of, or our inability to conduct, any clinical trial of SGT-003 or any other Candidate, as a result of similar serious adverse events or clinical holds or otherwise, will increase our costs, slow down or cease our Candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of SGT-003 or other Candidates.

We have never completed a clinical trial and may be unable to do so for any Candidate, including SGT-003 and other Candidates.

We are early in our development efforts and we have never completed a clinical trial. In the second quarter of 2024, patient dosing commenced in our INSPIRE Duchenne trial. Our other current Candidates are still in preclinical development. Preclinical studies involve a lengthy and expensive process with an uncertain outcome. There are many potential preclinical models to test for different disease states, and we could fail to choose the best or a predictive preclinical model to determine proof of concept and potential safety and efficacy of our Candidates. We may decide to suspend further testing on our Candidates or technologies if, in the judgment of our management and advisors, the preclinical test results do not support further development.

We will need to successfully initiate our planned and complete our ongoing clinical trials in order to obtain FDA approval to market SGT-003 and other Candidates. We have limited experience in preparing, submitting and prosecuting regulatory submissions, and have not previously submitted a BLA for any Candidate. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or to begin as proposed, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. This may be particularly true for design of a pivotal trial for the treatment of Duchenne as the FDA has not given clear guidance as to the necessary endpoints for approval of a treatment for Duchenne. In addition, we cannot be certain how many clinical trials of SGT-003 or other Candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of SGT-003 or other Candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of Candidates that we develop. Failure to commence or complete, or delays in, clinical trials, could prevent us from or delay us in commercializing SGT-003 and other Candidates.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. Our preclinical studies for certain Candidates in animals have been limited. In the second quarter of 2024, patient dosing commenced in our INSPIRE Duchenne trial. We have not yet dosed human subjects with any of our other current Candidates. There is a high failure rate for gene therapy and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our Candidate development. Our Candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. This failure could cause us to abandon any of our Candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of our Candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the Candidate for its intended indications. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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
•
delays in opening clinical trial sites or obtaining required institutional review board or independent ethics committee approval at each clinical trial site;
•
delays in recruiting suitable subjects to participate in our clinical trials, including because such trials have restrictive eligibility criteria or may be placebo-controlled trials and patients are not guaranteed to receive treatment with our Candidates, or as a result of alternative therapies or competing trials;
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
•
experience damage to our reputation.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. If we are not able to adapt to these and other changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Our product development costs will increase if we experience delays in testing or marketing approvals. In addition, if we make manufacturing or other changes to our Candidates, we may need to conduct additional studies to bridge our modified Candidates to earlier versions. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. We may also determine to change the design or protocol of one or more of our clinical trials, which we have done in the past and which could result in delays. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our Candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our Candidates.

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

Identifying and qualifying patients to participate in any clinical trials of SGT-003 and our other Candidates are critical to our success. Because of our primary focus on rare diseases, we may have difficulty enrolling a sufficient number of eligible patients. The timing of any clinical trials depends on our ability to recruit patients to participate as well as complete required follow-up periods. If patients are unwilling or unable to participate in our gene therapy clinical trials, including because of negative publicity from adverse events related to our Candidates, other approved therapies, or due to competitive clinical trials or approvals for similar patient populations, clinical trials in products employing our capsid or our platform or for other reasons, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval of SGT-003 or other Candidates may be delayed. We may also experience delays if patients withdraw from the clinical trial or do not complete the required monitoring period. Furthermore, we may face difficulties in recruiting patients to enroll in, or once enrolled, retaining patients in future clinical trials if they or their caretakers are affected by public health emergencies or pandemics, such as the recent COVID-19 virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of public health emergencies or pandemics or other unforeseen events. These delays could result in increased costs, delays in advancing SGT-003 or other Candidates, delays in testing the effectiveness of our Candidates or termination of clinical trials altogether.

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
•
perceived risks and benefits of the Candidate under study;
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
•
ability to monitor subjects adequately during and after treatment; and
•
in the case of pivotal trials, the risk that patients may opt not to enroll because they are not assured treatment with our Candidate.

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

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize our Candidates and the approval may be for narrower indication than we seek.

We cannot commercialize our Candidates until the appropriate regulatory authorities have reviewed and approved the Candidate. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals. Even if our Candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA advisory committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in regulatory authority policy during the period of product development, clinical trials and the regulatory review process.

Further, under the Pediatric Research Equity Act of 2003, a BLA or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic Candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our Candidates for which we are seeking regulatory approval in the U.S. or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

Even if we receive regulatory approval, regulatory authorities may approve a Candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a REMS. Regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our Candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our Candidates.

Even if we obtain regulatory approval for a Candidate, our Candidates will remain subject to regulatory oversight.

Even if we obtain any regulatory approval for any of our Candidates, we will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our Candidates may also be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or conditions of approval, or requirements for potentially costly post-marketing testing and surveillance to monitor the safety, purity, and potency of the biologic product. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Finally, our ability to develop and market new drug products may be impacted if litigation challenging the FDA’s approval of another company’s drug continues. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. Depending on the outcome of this litigation, if it continues, our ability to develop new drug Candidates and to maintain approval of existing drug products is at risk and could be delayed, undermined or subject to protracted litigation.

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

Accordingly, assuming we, or our collaborators, receive marketing approval for one or more of our Candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we, and our collaborators, are not able to comply with post-approval regulatory requirements, our or our collaborators’ ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any regulatory approval to market our products will be limited by indication. If we fail to comply or are found to be in violation of FDA regulations restricting the promotion of our products for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, Medicines and Healthcare products Regulatory Agency, or MHRA, and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. Physicians may nevertheless prescribe our products off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our products for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some guidance from the FDA and the Pre-Approval Information Exchange Act signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency, such as the FDA, acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, or HHS, the FDA, the Federal Trade Commission, or the FTC, and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug, and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

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

Even if we obtain and maintain approval of one or more of our Candidates from the FDA, we may never obtain approval for our Candidates outside of the United States, which would limit our market opportunities and adversely affect our business.

Even if we receive FDA approval of one or more of our Candidates in the United States, approval of a Candidate in the United States by the FDA does not ensure approval of such Candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Future sales of our Candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials, manufacturing and marketing approval. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. If we submit a marketing authorization application, or MAA, to the EMA for approval of

SGT-003 or other Candidates in the European Union, obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our Candidates in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for our Candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced, and our ability to realize the full market potential of our Candidates will be harmed.

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to European Union rules. The United Kingdom and European Union have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our Candidates, which could significantly and materially harm our business.

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

We expect that we will be subject to additional risks in commercializing any of our Candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

The FDA has issued various guidance documents regarding gene therapies, including final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders, a final guidance in October 2022 for Human Gene Therapy for Neurodegenerative Diseases, as well as a draft guidance in July 2023 on comparability requirements for manufacturing changes in gene therapy products. In December 2023, a draft guidance on potency assurance for cellular and gene therapy products was released. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy Candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, for AAV capsids specifically, the FDA typically recommends that sponsors continue to monitor participants for potential gene therapy-related adverse events for up to a 5-year period. Other types of gene therapy or gene editing products may require longer follow up, potentially up to a maximum 15-year period.

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

Finally, ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed their intentions to further regulate biotechnology. More restrictive regulations or claims that our Candidates are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our Candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

As we advance our Candidates through clinical development, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of Candidates or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue.

We may not be able to obtain orphan drug exclusivity for one or more of our Candidates, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

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

We may seek a breakthrough therapy designation for one or more of our Candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for one or more of our Candidates; however, we cannot assure our stockholders that one or more of our Candidates will meet the criteria for that designation. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the BLA is submitted to the FDA.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our Candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive breakthrough therapy designation, the receipt of such designation for a Candidate may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our Candidates qualifies as a breakthrough therapy, the FDA may later decide that the Candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Accelerated approval by the FDA, even if granted for one or more of our Candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our Candidates will receive marketing approval.

We may seek approval of one or more of our Candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate or intermediate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate or intermediate endpoint is reasonably likely to predict long-term clinical benefit. Given that expression of microdystrophin has not yet been established to predict long-term clinical benefit, it is not currently accepted, and it is possible the FDA and/or other applicable regulatory agencies could decide never to accept it, as a surrogate endpoint for the accelerated approval pathway for the treatment of Duchenne.

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

A failure to obtain accelerated approval or any other form of expedited development, review or approval for our Candidates, or withdrawal of a Candidate, would result in a longer time period until commercialization of such Candidate, could increase the cost of development of such Candidate and could harm our competitive position in the marketplace.

A potential regenerative medicine advanced therapy designation by the FDA for our Candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our Candidates will receive marketing approval.

We may seek a regenerative medicine advanced therapy designation for some of our Candidates. A regenerative medicine advanced therapy is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The regenerative medicine advanced therapy program is intended to facilitate efficient development and expedite review of regenerative medicine advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A BLA for a regenerative medicine advanced therapy may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

Designation as a regenerative medicine advanced therapy is within the discretion of the FDA. Accordingly, even if we believe one of our Candidates meets the criteria for designation as a regenerative medicine advanced therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a regenerative medicine advanced therapy designation for a Candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our Candidates qualify as regenerative medicine advanced therapies, the FDA may later decide that the biological products no longer meet the conditions for qualification.

We may seek PRIME Designation in the EU for one or more of our Candidates, but we might not receive such designations and, even if we do, such designations may not lead to a faster development or regulatory review or approval process.

In the EU, we may seek PRIME designation for our Candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the sponsor intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims.

The benefits of a PRIME designation include the appointment of a Committee for Medicinal Products for Human Use rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables a sponsor to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our Candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

We may seek a Rare Pediatric Disease Designation for our Candidates. However, a BLA for such Candidates may not meet the eligibility criteria for a priority review voucher upon approval.

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

Under the current statutory sunset provisions for the Rare Pediatric Disease Priority Review Voucher Program, after September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024.

After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. If we do not obtain approval of a BLA by these dates, and if the Rare Pediatric Disease Priority Review Voucher Program is not further extended by congressional action, we may not receive a Priority Review Voucher.

The FDA has granted rare pediatric disease designation to SGT-003 for the treatment of Duchenne.

We may seek a fast track designation for one or more of our Candidates. However, such designation may not actually lead to a faster development or regulatory review or approval process. We might not receive such designation for one or more of our Candidates.

If a therapy is intended for the treatment of a serious condition and nonclinical or clinical data demonstrates the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA fast track designation. However, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. The FDA has broad discretion with respect to whether or not to grant fast track designation to a product candidate, so even if we believe a particular Candidate is eligible for such designation, the FDA may decide not to grant it. Moreover, we may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program or if the unmet need has been fulfilled with the approval of another product. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

The FDA has granted fast track designation to SGT-003 for the treatment of Duchenne.

We may seek priority review designation for one or more of our Candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our Candidates, however, we cannot assume that one or more of our Candidates will meet the criteria for that designation. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular Candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

We face significant competition and our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our ability to develop, successfully market or commercialize our Candidates. Changes within the competitive landscape could lead us to alter our clinical trial strategy, baseline eligibility criteria or make other modifications to clinical trial designs..

We operate in a highly competitive segment of the biopharmaceutical market. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our Candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of product candidates, including gene therapies, in development for Duchenne, CPVT, other cardiomyopathies or FA. Many of our competitors have significantly greater financial, product candidate development, manufacturing and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and mergers and acquisitions within these industries may result in even more resources being concentrated among a smaller number of larger competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, enrolling patients in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We are aware of a number of companies and research institutions developing gene transfer programs progressing in Duchenne. For example, in June 2023, Sarepta Therapeutics, Inc., or Sarepta, announced that it had received accelerated approval for its gene therapy candidate ELEVIDYS for the treatment of ambulatory pediatric patients aged 4 through 5 years with Duchenne. In December 2023, Sarepta announced that it submitted a supplemental BLA to broaden the approved indication for ELEVIDYS to all patients (all ages and ambulation status) with Duchenne, and on February 16, 2024 Sarepta announced that the FDA accepted the supplemental BLA for priority review. On June 20, 2024, Sarepta announced that the FDA approved an expansion to the labeled indication for ELEVIDYS to include a full approval for the treatment of ambulatory Duchenne patients who are at least 4 years of age. The FDA also granted accelerated approval for non-ambulatory patients aged 4 and older. We are also aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfers for Duchenne, including Genethon with a product candidate currently being evaluated in a Phase 1/2/3 clinical trial, REGENXBIO Inc. with a product candidate in Phase 1/2 clinical development. Pfizer Inc., or Pfizer had a product candidate in Phase 3 clinical development. On June 12, 2024, Pfizer announced that its candidate did not meet the primary endpoint or demonstrate significance in key secondary endpoints of the trial and on July 30, 2024, announced it had discontinued its DMD program. We are also aware of several companies and research institutions conducting clinical trials in small molecule product candidates focused on CPVT, including Armgo Pharmaceuticals, Inc. with an orally administered Rycal in a Phase 2 clinical trial and Cardurion Pharmaceuticals, Inc. with an orally administered CAMKII-delta inhibitor candidate in a Phase 2 clinical trial.

Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are first to market or are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than any Candidate that we may develop. Changes within the competitive landscape could lead us to alter regulatory and clinical trial strategy, baseline eligibility criteria or make other modifications to clinical trial designs.

We are aware of several companies focused on developing gene therapies in various indications, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against Candidates we develop.

We may fail to capitalize on other potential Candidates that may represent a greater commercial opportunity or for which there is a greater likelihood of success.

The success of our business depends upon our ability to develop and commercialize our Candidates. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or Candidates or for indications that later prove to have greater commercial potential than our Candidates. For example, in September 2022, we announced that we would be pausing activities for SGT-001, which we are now no longer developing.

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

Our spending on current and future research and development programs may not yield any commercially viable Candidates. If we do not accurately evaluate the commercial potential for a particular Candidate, we may relinquish valuable rights to that Candidate through strategic collaborations, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such Candidate. Alternatively, we may allocate internal resources to a Candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement. If any of these events occur, we may be forced to abandon our development efforts with respect to a particular Candidate or fail to develop a potentially successful Candidate.

Risks related to the manufacturing and commercialization of our Candidates

We have entered into, and may in the future enter into, collaborations with third parties for the development or commercialization of our Candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these Candidates and our business could be adversely affected.

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
•
collaborators may not pursue development of our Candidates or may elect not to continue or renew development programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•
collaborators may not pursue commercialization of any Candidates that achieve regulatory approval or may elect not to continue or renew commercialization programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that may divert resources or create competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a Candidate, repeat or conduct new clinical trials or require a new formulation of a Candidate for clinical testing;
•
we may not have access to, or may be restricted from disclosing, certain information regarding Candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such Candidates on a discretionary basis;

•
collaborators, including Ultragenyx, could develop products that compete directly or indirectly with our Candidates and products pursuant to the collaboration;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our Candidates and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•
Candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our Candidates;
•
a collaborator may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a Candidate or product;
•
a collaborator with marketing and distribution rights to one or more of our Candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
•
disagreements with collaborators, including disagreements over intellectual property or proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of Candidates, might lead to additional responsibilities for us with respect to Candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
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
•
collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability; and
•
collaborations may be terminated for the convenience of the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable Candidates.

Collaboration agreements may not lead to development or commercialization of Candidates in the most efficient manner, or at all. If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our Candidates could be delayed and we may need additional resources to develop our Candidates. All of the risks relating to product development, regulatory approval and commercialization described herein also apply to the activities of our collaborators.

Additionally, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any Candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

We may not be successful in finding strategic collaborators for continuing development of our Candidates or platform technologies, or for successfully commercializing or competing in the market for certain indications.

We may seek to establish strategic partnerships for developing Candidates or platform technologies due to capital costs required to develop, manufacture and commercialize our Candidates or platform technologies. We may not be successful in our efforts to establish strategic partnerships or other alternative arrangements because, among other things, our research and development pipeline may be insufficient, Candidates or platform technologies may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our Candidates or platform technologies as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction, we will achieve an economic or business benefit that justifies such transaction. If we seek to but are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms or at all, we may have to curtail, reduce or delay the development of a Candidate, delay its potential commercialization, reduce the scope of any sales or marketing activities or increase our expenditures and undertake development, manufacturing or commercialization activities independently. If we elect to fund our own independent development or commercialization activities, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development, manufacturing and commercialization activities, we may not be able to further develop our Candidates or platform technologies.

We have limited gene therapy manufacturing experience and could experience production problems and delays in obtaining regulatory approval of our manufacturing processes, which could result in delays in the development or commercialization of SGT-003, SGT-501, or other current and Candidates. In addition, changes to manufacturing sites or processes, or formulations for our Candidates may result in additional cost or delay.

We have limited experience manufacturing SGT-003, SGT-501 and our other current or Candidates. The manufacturing process we have used historically and the manufacturing process we plan to use in the future to produce product for our Candidates are complex and our processes have not been validated for commercial use. As Candidates progress through preclinical studies and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to enhance safety, quality, efficacy, yield, manufacturing batch size, minimize costs and achieve consistent results. For example, we have moved to a transient transfection-based manufacturing process for SGT-003. While we have observed positive results in preclinical studies using this new manufacturing process, any further changes in manufacturing or formulation may result in effects and results that are different from those observed in our completed preclinical studies to date. Similarly, in the future we may further alter our existing process or introduce an alternative process or formulation of one or more of our Candidates during the course of our planned preclinical studies or clinical trials. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our Candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay initiation or completion of clinical trials, require the conduct of bridging studies or clinical trials or the repetition of one or more studies or clinical trials, increase development costs, delay approval of our Candidates and jeopardize our ability to commercialize our Candidates, if approved, and generate revenue.

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

We currently rely on third-party manufacturers for SGT-003 and SGT-501 and plan to rely on third-party manufacturers for our Candidates. In order to produce sufficient quantities of Candidates for clinical trials and initial U.S. commercial demand, we have and will continue to further optimize and increase the capacity of our manufacturing process at our third-party manufacturers. We may need to make changes to our manufacturing processes, beyond implementation of a transient transfection-based manufacturing process. We may not be able to produce sufficient quantities of drug product due to several factors, including equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, a public health issue (for example, an outbreak of a contagious disease such as the recent COVID-19 pandemic), disruption in utility services, human error or disruptions in the operations of our suppliers. For example, we have not released a manufacturing lot for clinical supply utilizing the transient transfection-based manufacturing process and may experience variability with respect to the success and yield between lots that will require continued engagement in process development activities to improve the reproducibility, reliability, quality and consistency of yields of the manufacturing process. Additional manufacturing runs will be required to produce necessary or adequate supply for our future clinical trials and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT-003, SGT-501 and other Candidates could be delayed, and we could incur additional expense. Any such failure could delay or prevent commercialization of SGT-003 or our IND or commercialization of SGT-501 or other Candidates.

If supply from a manufacturing facility is interrupted, including as a result of equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, public health emergencies or pandemics, such as the recent COVID-19 pandemic, disruption in utility services or human error, there could be a significant disruption in supply of SGT-003 or other Candidates. In such instance, we may need to locate appropriate replacement third-party manufacturers, and we may not be able to enter into arrangements with such additional third-party manufacturers on favorable terms or at all. Use of new third-party manufacturers could increase the risk of delays in production or insufficient supplies of our Candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our Candidates.

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

Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including biotechnology and pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in our manufacturing process or facilities also could restrict our ability to meet market demand for our Candidates.

We expect to utilize third parties to conduct our product manufacturing for the foreseeable future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily or meet regulatory requirements.

We do not independently manufacture material for our ongoing or planned clinical programs and we are utilizing and expect to utilize materials manufactured by cGMP-compliant third-party suppliers. If these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture our Candidates in accordance with quality and regulatory requirements or if there are disagreements between us and these third-party manufacturers, we may not be able to complete, or may be delayed in completing, the clinical trials required for approval of our Candidates. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our Candidates.

Additionally, we rely on our third-party manufacturers for their compliance with the cGMP and their maintenance of adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party suppliers and manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes them to regulatory risks for the production of such materials and products. FDA inspections may identify compliance issues at third-party manufacturer facilities or at the facilities of third-party suppliers that may disrupt production or distribution, or require substantial resources to correct and prevent recurrence of any deficiencies, and could result in fines or penalties by regulatory authorities. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action, including fines, injunctions, civil penalties, license revocations, seizure, total or partial suspension of production or criminal penalties, any of which could significantly and adversely affect supplies of our Candidates.

In addition, we do not currently have long-term supply or manufacturing arrangements in place for the production of our Candidates at commercial scale. Although we intend to establish additional sources for long-term supply, from one or more third-party manufacturers, if the gene therapy industry were to grow, we may encounter increasing competition for the materials necessary for the production of Candidates. We may experience difficulties in scaling up production beyond clinical batches. Furthermore, demand for third-party cGMP manufacturing facilities may grow at a faster rate than existing manufacturing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of our Candidates for future clinical trials or to meet initial commercial demand in the United States. We currently rely, and expect to continue to rely, on additional third parties to manufacture materials for our Candidates and to perform quality testing. We intend to maintain third-party manufacturers for these materials, as well as to serve as additional sources of our Candidates, which will expose us to risks including:

•
reduced control of manufacturing activities;
•
the inability of certain CMOs to produce our Candidates in the necessary quantities, or in compliance with current cGMP or in compliance with pertinent regulatory requirements and within our planned time frame and cost parameters;
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

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize our Candidates. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of product manufacture.

If we are unable to establish sales, distribution and marketing capabilities or enter into agreements with third parties to market and sell our Candidates, we will be unable to generate any product revenue.

We currently have no sales, distribution or marketing organization. To successfully commercialize any Candidate that may result from our development programs, we will need to develop these capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any Candidate we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding our Candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our Candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We will also face competition in our search for third parties to assist us with the sales and marketing efforts of any future products. Without an internal team or the support of a third party to perform marketing and sales functions, we will be unable to compete successfully against these more established companies.

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

We currently focus our research and product development on treatments for rare genetic neuromuscular and cardiac indications. Our understanding of the patient population with these diseases is based on estimates in published literature and by disease-focused foundations. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our Candidates or patients may become increasingly difficult to identify and access.

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
•
the efficacy and potential and perceived advantages of our Candidates over alternative treatments;
•
the cost of treatment relative to alternative treatments;
•
the clinical indications for which our Candidates are approved by the FDA, the European Commission or other regulatory authorities, as applicable;
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
•
publicity concerning our Candidates or competing products and treatments;
•
any restrictions on the use of our products together with other medications; and
•
favorable third-party payor coverage and adequate reimbursement.

Even if a potential Candidate displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched.

Our efforts to educate the medical community and third-party payors on the benefits of our Candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our potential Candidates. If our Candidates are approved but fail to achieve market acceptance among physicians, patients or third-party payors, we will not be able to generate significant revenue from any such product.

Our gene transfer approach utilizes capsids derived from a virus, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of gene transfer Candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our Candidates.

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

In particular, our success will depend upon physicians who specialize in the treatment of our pipeline indications, prescribing treatments that involve the use of viral capsids in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion may delay or impair the development and commercialization or demand for any Candidate we may develop. A public backlash developed against gene therapy following the death of a patient in 1999 during a gene therapy clinical trial of research subjects with ornithine transcarbamylase, or OTC, deficiency, a rare disorder in which the liver lacks a functional copy of the OTC gene. The death of the clinical trial subject was due to complications of adenovirus capsid administration. Dr. James M. Wilson, former chair of our Scientific Advisory Board, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of the University of Pennsylvania. Serious adverse events in our clinical trials, including the events that led to the previously-lifted clinical holds on IGNITE DMD or other clinical trials involving gene transfer products or our competitors’ products, even if not ultimately attributable to the relevant Candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our Candidates, stricter labeling requirements for our Candidates, if approved, and a decrease in demand for our Candidates.

Any contamination in our manufacturing process, shortages of materials or failure of any of our key suppliers to deliver necessary components could result in interruption in the supply of our Candidates and delays in our clinical development or commercialization schedules.

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

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our Candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. We expect the cost of a single administration of gene transfer products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our future products, if approved, will depend substantially, both domestically and abroad, on the extent to which the costs of such Candidates will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

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

Outside the United States, international operations generally are subject to extensive government price controls and other market regulations, and increasing emphasis on cost-containment initiatives in the European Union, Canada and other countries may put pricing pressure on us. In general, the prices of therapeutics outside the United States are substantially lower than in the United States. Other countries may allow companies to fix their own prices for therapeutics, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulations could restrict the amount that we are able to charge for our Candidates. Accordingly, in markets outside the United States, the reimbursement for our Candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable product revenue.

Additionally, in countries where the pricing of gene therapy products is subject to governmental control, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our Candidate to other available therapies. Reimbursement of our products may be unavailable or limited in scope or amount, which would adversely affect our revenue, if any.

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
•
the diversion of our management’s attention from our existing Candidates and initiatives in pursuing such acquisition or strategic collaboration;
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

In April 2022 and December 2022, we announced a reduction in workforce by approximately 35% and 18%, respectively, as part of a strategic plan designed to streamline our operating structure. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our strategic restructuring plan and the Acquisition may be disruptive to our operations. For example, our workforce reductions and integration of AavantiBio’s business and operations into ours could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations. Our workforce reductions and the Acquisition could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our Candidates in the future.

If we are unable to manage growth in the scale and complexity of our operations, our performance may suffer.

If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our research and development activities and, in the longer term, build a commercial infrastructure to support commercialization of our current and future Candidates and products that are approved for sale. Future growth would impose significant added responsibilities on members of management. It is likely that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and any future Candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

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

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our Candidates and may affect the prices we may set.

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

In addition to legislative changes resulting from the passage of the Health Care Reform Law, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through the first half of 2032. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester through 2031. These Medicare sequester reductions were suspended through June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our Candidates for which we may obtain regulatory approval or the frequency with which any such Candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

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

Although the previous administration took actions to undermine or delay implementation of the Health Care Reform Law, President Biden rescinded those actions with the issuance of an Executive Order on January 28, 2021 which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the Health Care Reform Law that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the Health Care Reform Law; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the HHS to create a special enrollment period for the Health Insurance Marketplace in response to the recent COVID-19 pandemic.

Current and future legislative efforts may limit the prices for our products, if and when they are licensed for marketing and that could materially impact our ability to generate revenues.

The costs and prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, the former administration issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. In January 2024, the FDA approved Florida’s plan for Canadian drug importation. Further, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law.

Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032 by the Inflation Reduction Act, or IRA.

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

•
the demand for any Candidates for which we may obtain regulatory approval;
•
our ability to set a price that we believe is fair for our products;
•
our ability to obtain coverage and reimbursement approval for a product;
•
our ability to generate revenue and achieve or maintain profitability; and
•
the level of taxes that we are required to pay.

Finally, in the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our Candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our Candidates, restrict or regulate post-approval activities and affect our ability to commercialize our Candidates, if approved.

In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United

States, the European Union or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our Candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering privacy laws that will go into effect in 2025 and beyond. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

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

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. In addition, various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and Candidates outside of the United States, which could limit our growth potential and increase our development costs.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any Candidate that we may develop.

We face an inherent risk of product liability exposure related to the testing of SGT-003 and any of our current and future Candidates in preclinical studies and clinical trials and may face an even greater risk if we commercialize any Candidate that we may develop. If we cannot successfully defend ourselves against claims that our Candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for any Candidate that we may develop;
•
loss of revenue;
•
substantial monetary awards to trial participants or patients;
•
significant time and costs to defend the related litigation;

•
withdrawal of clinical trial participants;
•
the inability to commercialize any of our Candidates; and
•
injury to our reputation and significant negative media attention.

Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any Candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Our ability to develop and commercialize our Candidates is heavily dependent on licenses to patent rights and other intellectual property granted to us by third parties. In particular, we have licensed certain patents and patent applications from the University of

Missouri, the University of Washington and others that are important or necessary to the development of SGT-003, our other Candidates and other elements of our gene transfer program. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization obligations, milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under our agreements, we may be subject to damages, which may be significant, and the licensor may have the right to terminate the license, in which event we may not be able to develop or market Candidates or technologies covered by the license. In addition, certain of these license agreements are not assignable by us without the consent of the respective licensor, which may have an adverse effect on our ability to engage in certain transactions.

Under our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that the licensed patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our Candidates that are the subject of such licensed rights could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic partnerships and collaborations/licenses” of our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Moreover, licenses to additional third-party intellectual property, technology and materials may be required for our development programs but may not be available in the future or may not be available on commercially reasonable terms. For example, third parties may claim that the constructs containing the gene or protein of interest and the AAV capsids we are developing for use in product candidates are covered by patents held by them. We believe that we would have valid defenses to any such claims; however, if any such claims were ultimately successful, we might require a license to continue to use and sell Candidates and such AAV capsids. Such licenses may not be available on commercially reasonable terms, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign our license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. Moreover, even if we are able to obtain such licenses, they may only be non-exclusive, which could permit competitors and other third parties to use the same intellectual property in competition with us.

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

Moreover, although we have pending patent applications in the United States and abroad, we cannot predict whether or in which jurisdictions the pending applications will result in issuance of patents that effectively protect any of our Candidates or will effectively prevent others from commercializing competitive products. Further, each of the provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of each provisional patent application. If we do not timely file a non-provisional patent application in respect of a provisional patent application, we may lose our priority date with respect to such provisional patent application and any patent protection on the inventions disclosed in such provisional patent application. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether such future patent applications will result in the issuance of patents that effectively protect any of our Candidates or will effectively prevent others from commercializing competitive products.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted regarding non-patent exclusivity. For example, EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On April 10, 2024, the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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

It is also currently unknown what claims may, if ever, issue from pending applications included in our patent rights. Additionally, certain of our in-licensed U.S. patent rights lack corresponding foreign patents or patent applications, and therefore we will be unable to obtain patent protection for our Candidates in certain jurisdictions. We or our licensors may not be able to obtain or maintain patent protection with respect to our Candidates.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Patent applications included in our current and future patent rights may not result in patents being issued that protect our Candidates, effectively prevent others from commercializing competitive products or otherwise provide any competitive advantage. In fact, patent applications may not issue as patents at all. Even assuming patents issue from patent applications in which we have rights, changes in either the patent laws or interpretation of the patent laws in the United States and other jurisdictions may diminish the value of our patents or narrow the scope of our patent protection.

Other parties have developed products that may be related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our patent applications or issued patents. We may not be aware of all third-party intellectual property rights potentially relating to our Candidates. In addition, we cannot provide any assurances that any of the inventions disclosed in our patent applications will be found to be patentable, including over third-party or our own prior art patents, publications or other disclosures, or will issue as patents. Even if our patent applications issue as patents, we cannot provide any assurances that such patents will not be challenged or ultimately held to be invalid or unenforceable. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or, in some cases, at all. Therefore, we cannot know with certainty whether the inventors of our licensed patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. Similarly, should we own any issued patents or patent applications in the future, we may not be certain that we were the first to file for patent protection for the inventions claimed in such patents or patent applications. Furthermore, given the differences in patent laws in the United States, Europe and other foreign jurisdictions, for example, the availability of grace periods for filing patent applications and what can be considered as prior art, we cannot make any assurances that any claims in our pending and future patent applications in the United States or other jurisdictions will issue, or if they do issue, whether they will issue in a form that provides us with any meaningful competitive advantage. Similarly, we cannot make any assurances that if the patentability, validity, enforceability or scope of our pending or future patents and patent applications in the United States or foreign jurisdictions are challenged by any third party, that the claims of such pending or future patents and patent applications will survive any such challenge in a form that provides us with any meaningful competitive advantage. For example, we are aware of certain third-party patents and publications related to certain microdystrophin constructs. While we believe that our owned or in-licensed patents and patent applications claim novel and non-obvious features of microdystrophin constructs that are not described in such third-party patents or publications, such third-party patents and publications may have earlier priority or publication dates and may be asserted as prior art against our owned or in-licensed patents and applications. Any such challenge, if successful, could limit or eliminate patent protection for our products and Candidates or otherwise materially harm our business. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or may own in the future do issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Any patents that we license or may own in the future may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether any of our Candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative products in a non-infringing manner.

The degree of patent protection we require to successfully compete in the marketplace may be unavailable. We cannot provide any assurances that any of the patents or patent applications included in our patent rights include or will include claims with a scope sufficient to protect our Candidates or otherwise provide any competitive advantage. In addition, the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Certain extensions may be available, however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new Candidates, patents protecting such Candidates might expire before or shortly after such Candidates are commercialized. As a result, our patent rights may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our Candidates, including biosimilar versions of such products.

Our licensed patents, and any patents we may own in the future, may be challenged, narrowed, invalidated or held unenforceable.

Even if we acquire patent protection that we expect should enable us to maintain some competitive advantage, third parties, including competitors, may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. In litigation, a competitor could claim that our in-licensed patents or any patents we may own in the future are not valid or enforceable for a number of reasons. If a court agrees, we would lose our rights to those challenged patents. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such proceedings could result in the revocation or cancellation of or amendment to our licensed patents and any patents we may own in the future in such a way that they no longer cover our Candidates.

Even if issued, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our current and future patent rights may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, challenging the validity of one or more claims of patents included in our patent rights. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of the pending patent applications included in our patent rights. We may become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings challenging one or more patents included in our patent rights. For example, competitors may claim that they invented the inventions claimed in patents or patent applications included in our patent rights, such as the microdystrophin we use in SGT-003, prior to the inventors of such patents or patent applications, or may have filed one or more patent applications before the filing of the patents or patent applications included in our patent rights. A competitor who can establish an earlier filing or invention date may also assert that we are infringing their patents and that we therefore cannot practice our technology related to our Candidates as claimed in the patents or patent applications included in our patent rights. Competitors may also contest patents or patent applications included in our patent rights by showing that the claimed subject matter was not patent-eligible, was not novel or was obvious or that the patent claims failed any other requirement for patentability or enforceability. In addition, we may in the future be subject to claims by our or our licensors’ current or former employees or consultants asserting an ownership right in the patents or patent applications included in our patent rights as an inventor or co-inventor, as a result of the work they performed.

An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar therapeutics, without payment to us, or could limit the duration of the patent protection covering our Candidates. Such challenges may also result in our inability to manufacture or commercialize our Candidates without infringing third-party patent rights, and we may be required to obtain a license from third parties, which may not be available on commercially reasonable terms or at all, or we may need to cease the development, manufacture and commercialization of one or more of our Candidates. In addition, if the breadth or strength of protection provided by the patents and patent applications included in our patent rights is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future

Candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

Even if they are unchallenged, the patents and pending patent applications included in our patent rights may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patent rights by developing similar or alternative therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapeutic that provides benefits similar to one or more of our Candidates but that uses a capsid or an expression construct that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we license or pursue with respect to our Candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our Candidates could be negatively affected.

Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.

We currently depend, and will continue to depend, on our license, collaboration and other similar agreements. Further development and commercialization of our Candidates and platform technologies may require us to enter into additional license, collaboration or other similar agreements. The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, impact our ability to sublicense the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected Candidates.

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

We have entered into, or plan to enter into, license agreements with third parties and may need to obtain additional licenses from one or more of these same third parties or from others to advance our research or allow our commercialization of our Candidates. It is possible that we may be unable to obtain such licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign Candidates or the methods for manufacturing them or to develop or license replacement products, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize our Candidates. We cannot provide any assurances that third-party patents or other intellectual property rights do not exist that might be enforced against our manufacturing methods, Candidates or any technologies we may develop, resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

In each of our existing license agreements, and we expect in our future agreements, patent prosecution of our licensed technology is controlled solely by the licensor, and we may be required to reimburse the licensor for their costs of patent prosecution. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. Further, in certain of our license agreements our licensors have the first right to bring any actions against any third party for infringing on the patents we have licensed. Our license agreements also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing Candidates. Disputes may arise regarding intellectual property subject to our licensing agreements, including:

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

Our commercial success depends upon our ability and the ability of our future collaborators to develop, manufacture, market and sell our Candidates without infringing, misappropriating or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We or our licensors may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our Candidates, including interference proceedings, post grant review and inter partes review before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that, among other things, our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents.

Given the vast number of patents in our field of technology, we cannot be certain or guarantee that a court would hold that any of our Candidates do not infringe an existing patent or a patent that may be granted in the future. Many companies and institutions have filed, and continue to file, patent applications related to gene therapy and related manufacturing methods. Some of these patent applications have already been allowed or issued and others may issue in the future. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be applications now pending that may later result in issued patents that may be infringed by the manufacture, use, sale or importation of our Candidates and we may or may not be aware of such patents. If a patent holder believes the manufacture, use, sale or importation of one of our Candidates infringes its patent, the patent holder may sue us even if we have licensed other patent protection for our Candidates. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our licensed patent portfolio may therefore have no deterrent effect.

It is also possible that we have failed to identify relevant third-party patents or applications for which we may need a license to develop and commercialize our Candidates. For example, applications filed before November 29, 2000, and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our Candidates because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our Candidates. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future Candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our Candidates.

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent or other intellectual property rights against us. For example, third parties may claim that gene or protein of interest, such as microdystrophin, or the AAV capsids we are developing for use in our Candidates are covered by patents held by them. Even if we believe such claim, or other intellectual property claims alleged by third parties, are without merit, there is no assurance that we would be successful in defending such claims. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize our Candidates covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similarly, there is no assurance that a court of competent jurisdiction would find that our Candidates did not infringe a third-party patent.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk that we may be found, to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required or may choose to obtain a license from such third party to continue developing, manufacturing and marketing our Candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing Candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement, misappropriation or other violation of intellectual property rights, or claims that we have done so, could prevent us from manufacturing and commercializing our Candidates or force us to cease some or all of our business operations.

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

Some of the intellectual property rights we have licensed, including such rights licensed from the University of Missouri, the University of Washington and the University of Florida, are stated to have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future Candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention, (ii) government action is necessary to meet public health or safety needs or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, maintaining, enforcing and defending patents on Candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Although our license agreements grant us worldwide rights, certain of our in-licensed U.S. patents lack corresponding foreign patents or patent applications. For example, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States even in jurisdictions where we and our licensors pursue patent protection. Consequently, we and our licensors may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we and our licensors pursue patent protection, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our inventions in jurisdictions where we and our licensors have not pursued and obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as it is in the United States. These products may compete with our Candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In addition, our trade secrets may otherwise become known or be independently discovered by competitors. Competitors could purchase our Candidates, if approved, and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe, misappropriate or otherwise violate our intellectual property rights, design around our protected know-how and trade secrets, or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate such trade secrets, from using that technology or information to compete with us. If our trade secrets are not adequately protected so as to protect our market against competitors’ products and technologies, our competitive position could be adversely affected.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Certain of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors, as well as our academic partners. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. An inability to incorporate such technologies or features would have a material adverse effect on our business and may prevent us from successfully commercializing our Candidates. Moreover, any such litigation or the threat of such litigation may adversely affect our ability to hire employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our Candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our Candidates.

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

We cannot assure our stockholders that our efforts to seek patent protection for our Candidates will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO. We cannot fully predict what impact the U.S. Supreme Court’s decisions in Prometheus and Myriad may have on the ability of life science companies to obtain or enforce patents relating to their products in the future. These decisions, the guidance issued by the USPTO and rulings in other cases or changes in USPTO guidance or procedures could have a material adverse effect on our existing patent rights and our ability to protect and enforce our intellectual property in the future.

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

If we do not obtain patent term extension for patents relating to our Candidates, our business may be materially harmed.

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

If approved, our Candidates that are licensed and regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

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

We believe that any of the Candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject Candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. Nonetheless, the approval of a biosimilar to our Candidates would have a material adverse impact on our business due to increased competition and pricing pressure.

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
•
the level of expenses related to any of our Candidates, or our clinical development programs and our commercialization efforts;
•
the results of our efforts to discover, develop, acquire or in-license additional Candidates;
•
actual or anticipated changes in our development timelines;
•
our ability to raise additional capital;
•
our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;
•
disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our Candidates;

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities that were not registered under the Securities Act during the three months ended June 30, 2024.

Item 5. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2024.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Certificate of Incorporation of Solid Biosciences Inc., as amended (incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-280116) filed with the Securities and Exchange Commission on June 11, 2024).

10.1

Amended and Restated 2020 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-280116) filed with the Securities and Exchange Commission on June 11, 2024).

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

Solid Biosciences Inc.

Date: August 13, 2024	By:	/s/ Alexander Cumbo
Alexander Cumbo
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Kevin Tan
Kevin Tan
Chief Financial Officer (Principal Financial and Accounting Officer)