Form 10-Q
period 2024-09-30
Solid Biosciences Inc.
filed 2024-11-06
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024 the registrant had 39,954,607 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to obtain and maintain U.S. and foreign regulatory approval of our neuromuscular (e.g., SGT-003, AVB‑202‑TT), cardiac (e.g., AVB-401, SGT-501) or other future candidates, and the timing and scope thereof;
•
the size of the patient populations and potential market opportunity for our neuromuscular (e.g., SGT-003, AVB‑202-TT), cardiac (e.g., AVB-401, SGT-501) or other future candidates, if approved for commercial use;
•
our manufacturing capabilities and strategy, including capacity constraints and the scalability and commercial viability of our manufacturing methods and processes;
•
our plans to develop and commercialize our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401, SGT-501) or other future candidates, if approved;
•
the pricing and reimbursement of our neuromuscular (e.g., SGT-003, AVB-202-TT), cardiac (e.g., AVB-401, SGT‑501) or other future candidates we may develop, if approved;
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
•
our estimates regarding expenses, ongoing losses, future revenue, capital requirements, and need for and ability to obtain additional financing;
•
our intellectual property position;
•
our competitive and market position;
•
developments relating to our competitors and our industry;
•
our ability to continue as a going concern; and
•
the impact of laws, regulations, and global economic developments on our business, operations, strategy and goals.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$64,394	$74,015
Available-for-sale securities	106,723	49,625
Prepaid expenses and other current assets	8,377	6,094
Total current assets	179,494	129,734
Non-current assets:
Operating lease, right-of-use assets	24,859	26,539
Property and equipment, net	5,067	6,624
Other non-current assets	475	209
Restricted cash	1,931	1,833
Total non-current assets	32,332	35,205
Total assets	$211,826	$164,939
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,458	$2,032
Accrued expenses and other current liabilities	13,227	10,161
Operating lease liabilities	1,718	1,855
Finance lease liabilities	1,051	469
Derivative liabilities	3,400	—
Total current liabilities	22,854	14,517
Non-current liabilities:
Operating lease liabilities, excluding current portion	21,643	22,707
Finance lease liabilities, excluding current portion	307	1,234
Total non-current liabilities	21,950	23,941
Total liabilities	44,804	38,458
Commitments and contingencies (Note 10)
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value — 120,000,000 and 60,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 38,930,203 and 20,386,606 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	39	20
Additional paid-in capital	907,720	785,199
Accumulated other comprehensive income	116	15
Accumulated deficit	(740,853)	(658,753)
Total stockholders’ equity	167,022	126,481
Total liabilities and stockholders’ equity	$211,826	$164,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$27,327	$16,702	$65,661	$61,110
General and administrative	7,855	6,412	24,171	20,940
Restructuring charges	—	—	—	(63)
Total operating expenses	35,182	23,114	89,832	81,987
Loss from operations	(35,182)	(23,114)	(89,832)	(81,987)
Other income, net:
Interest income	2,328	1,962	7,544	5,822
Interest expense	(82)	(106)	(265)	(339)
Other income, net	211	278	453	825
Total other income, net	2,457	2,134	7,732	6,308
Net loss	$(32,725)	$(20,980)	$(82,100)	$(75,679)
Net loss per share, basic and diluted	$(0.79)	$(1.05)	$(2.04)	$(3.83)
Weighted average shares of common stock outstanding, basic and diluted	41,443,317	20,059,641	40,182,303	19,767,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(32,725)	$(20,980)	$(82,100)	$(75,679)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	131	(12)	101	70
Comprehensive loss	$(32,594)	$(20,992)	$(81,999)	$(75,609)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2024	20,386,606	$20	$785,199	$15	$(658,753)	$126,481
Issuance of common stock in private placement, net of issuance costs of $4,407	16,973,103	17	89,437	—	—	89,454
Issuance of pre-funded warrants in private placement, net of issuance costs of $704	—	—	14,293	—	—	14,293
Issuance of common stock in public offering, net of sales commissions of $78	350,664	1	3,055	—	—	3,056
Vesting of restricted stock units	98,677	—	—	—	—	—
Exercises of common stock options	24,639	—	151	—	—	151
Unrealized loss on available-for-sale securities	—	—	—	(19)	—	(19)
Equity-based compensation	—	—	1,611	—	—	1,611
Net loss	—	—	—	—	(24,303)	(24,303)
Balance at March 31, 2024	37,833,689	38	893,746	(4)	(683,056)	210,724
Issuance of common stock in public offering, net of sales commissions of $138	526,953	1	5,356	—	—	5,357
Vesting of restricted stock units	131,859	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	56,855	—	145	—	—	145
Exercises of common stock options	1,703	—	10	—	—	10
Unrealized loss on available-for-sale securities	—	—	—	(11)	—	(11)
Equity-based compensation	—	—	2,092	—	—	2,092
Net loss	—	—	—	—	(25,072)	(25,072)
Balance at June 30, 2024	38,551,059	39	901,349	(15)	(708,128)	193,245
Issuance of common stock in public offering, net of sales commissions of $79	330,670	—	3,099	—	—	3,099
Vesting of restricted stock units	6,874	—	—	—	—	—
Exercises of common stock options	41,600	—	277	—	—	277
Unrealized gain on available-for-sale securities	—	—	—	131	—	131
Equity-based compensation	—	—	2,995	—	—	2,995
Net loss	—	—	—	—	(32,725)	(32,725)
Balance at September 30, 2024	38,930,203	$39	$907,720	$116	$(740,853)	$167,022

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2023	19,556,732	$20	$774,452	$(68)	$(562,738)	$211,666
Vesting of restricted stock units	16,400	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	73	—	73
Equity-based compensation	—	—	2,118	—	—	2,118
Net loss	—	—	—	—	(30,070)	(30,070)
Balance at March 31, 2023	19,573,132	20	776,570	5	(592,808)	183,787
Issuance of common stock in public offering, net of sales commissions of $65	420,000	—	2,539	—	—	2,539
Vesting of restricted stock units	36,321	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	14,936	—	78	—	—	78
Unrealized gain on available-for-sale securities	—	—	—	9	—	9
Equity-based compensation	—	—	1,944	—	—	1,944
Net loss	—	—	—	—	(24,629)	(24,629)
Balance at June 30, 2023	20,044,389	20	781,131	14	(617,437)	163,728
Vesting of restricted stock units	17,362	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(12)	—	(12)
Equity-based compensation	—	—	1,625	—	—	1,625
Net loss	—	—	—	—	(20,980)	(20,980)
Balance at September 30, 2023	20,061,751	$20	$782,756	$2	$(638,417)	$144,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(82,100)	$(75,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on available-for-sale securities	(2,789)	(1,257)
Equity-based compensation expense	6,698	5,687
Depreciation, impairment, and amortization expense	1,967	2,368
Non-cash lease expense	1,826	1,881
Non-cash acquired in-process research and development	3,400	—
Other	(90)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,549)	1,124
Accounts payable	1,390	(898)
Operating lease liabilities	(1,262)	(1,261)
Accrued expenses and other liabilities	3,142	(5,322)
Net cash used in operating activities	(70,367)	(73,357)
Cash flows from investing activities:
Purchases of property and equipment	(450)	(1,425)
Proceeds from maturities of available-for-sale securities	134,800	68,632
Purchases of available-for-sale securities	(189,008)	(102,814)
Other	5	—
Net cash used in investing activities	(54,653)	(35,607)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in private placement	108,858	—
Payments of common stock and pre-funded warrants issuance costs in private placement	(5,111)	—
Proceeds from issuance of common stock in public offering, net of sales commissions	11,512	2,539
Proceeds from exercises of common stock options	438	—
Employee stock purchase plan purchases	145	78
Payments of principal portion of finance lease obligations	(345)	—
Net cash provided by financing activities	115,497	2,617
Net decrease in cash, cash equivalents, and restricted cash	(9,523)	(106,347)
Cash, cash equivalents, and restricted cash at beginning of period	75,848	157,217
Cash, cash equivalents, and restricted cash at end of period	$66,325	$50,870
Supplemental disclosure of cash flow information:
Cash paid for interest	$(265)	$—
Supplemental disclosure of non-cash investing and operating activities:
Right-of-use assets acquired through operating leases	$407	$121
Decrease in right-of-use assets due to lease termination	$(261)	$(252)
Decrease in property and equipment due to asset exchange	$—	$(950)
Property and equipment purchases included in accounts payable and accrued expenses	$36	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts reported in the condensed consolidated statements of cash flows:

	September 30,
	2024	2023
Cash and cash equivalents	$64,394	$49,037
Restricted cash, non-current	1,931	1,833
Total cash and cash equivalents, and restricted cash, as reported in the condensed consolidated statements of cash flows	$66,325	$50,870

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through September 30, 2024, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and pre-funded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering, follow-on public offering in March 2021 and under its at-the-market sales agreement.

On January 11, 2024, the Company issued and sold in a private placement 16,973,103 shares of the Company’s common stock at a price per share of $5.53 and, to one investor in lieu of shares of common stock, pre-funded warrants to purchase 2,712,478 shares of common stock at a price of $5.529 per pre-funded warrant (the “January 2024 Private Placement”). The Company received $103.7 million of net proceeds from the January 2024 Private Placement after deducting offering costs. No warrants were exercised during the nine months ended September 30, 2024.

During the three and nine months ended September 30, 2024, the Company issued and sold 330,670 and 1,208,287 shares of its common stock, respectively, pursuant to the Company's “at-the-market-offering” sales agreement (the “ATM Sales Agreement”), between the Company and Jefferies LLC. During the three and nine months ended September 30, 2024, the Company received net proceeds of $3.1 million and $11.5 million, respectively, from sales pursuant to the ATM Sales Agreement.

The Company has evaluated whether there are conditions and events that, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of

September 30, 2024, the Company had an accumulated deficit of $740.9 million. During the three and nine months ended September 30, 2024, the Company incurred a net loss of $32.7 million and $82.1 million, respectively, and used $70.4 million of cash in operations for the nine months ended September 30, 2024. The Company expects to continue to generate operating losses for the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $171.1 million excluding restricted cash of $1.9 million, as of September 30, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships and alliances, or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing, or commercialization efforts, which could adversely affect its business prospects.

Basis of presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) along with the rules and regulations of the Securities and Exchange Commission for interim financial information and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position at September 30, 2024 and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2024 and 2023.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2024, for any other interim period, or for any other future year.

Reclassifications

Certain amounts reported within cash flows from operating activities in the condensed consolidated statement of cash flows for the prior period have been reclassified to conform to current period presentation. These reclassifications are not material and had no effect on the previously reported net cash used in operations.

Significant judgments and estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, estimates related to the recognition of research and development expenses, equity-based compensation, and derivative liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from the Company’s estimates.

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

Asset acquisition

Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted as asset acquisitions using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. No goodwill is recognized in an asset acquisition. Intangible assets that are acquired in an asset acquisition for use in research and development activities which have an alternative future use are capitalized as in-process research and development ("IPR&D"). Acquired IPR&D which has no alternative future use is recognized as research and development expense at acquisition. Contingent milestone payments associated with asset acquisitions are recognized when probable and estimable. These amounts are expensed to research and development if there is no alternative future use associated with the asset or capitalized as an intangible asset if an alternative future use of the asset exists.

Derivative liabilities

Derivative liabilities are recorded at fair value based on the probability weighted present value of the estimated cash flows pursuant to the contractual terms of each agreement. The derivative liabilities are remeasured quarterly with changes in fair value recorded in other expense in the condensed consolidated statements of operations.

Recently issued accounting pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities, including those with a single reportable segment to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the chief operating decision maker (the CODM) and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification 280, Segment Reporting, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We expect to include additional disclosures as a result of the implementation ASU 2023-07, however, these changes are not expected to have a material effect on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after

December 15, 2024 and is applicable to the Company’s fiscal year beginning January 1, 2025, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220) requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements in this ASC may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

2. FA212 Asset Acquisition

On September 19, 2024, the Company entered into an asset purchase agreement with FA212 LLC ("FA212") for the purchase of certain intellectual property, including patents and assigned licenses related to a pre-clinical drug candidate, assigned manufacturing contracts as well as research and development materials such as manufactured materials and samples.

The Company paid FA212 an upfront payment of $1.0 million. Additionally, the Company agreed to pay FA212 development milestone payments of up to $34.0 million, cumulative sales milestone payments of up to $21.0 million, and tiered royalties on net sales in the low-single-digits. The Company also assumed contingent development milestone payments of up to $4.2 million, regulatory milestone payments of up to $13.0 million, cumulative sales milestone payments of up to $27.5 million, and tiered royalties on worldwide net sales in the mid-single digits with the University of Pennsylvania, who is the IP owner.

Certain development milestone payments to FA212 are payable in either cash, equity, or a combination of both at the companies discretion. Such contingent payments were determined to be derivative liabilities and were initially recorded at their fair value of $3.4 million, see Note 4 - Fair Value Measurements, which is included in the aggregate acquisition cost below.

The Company determined that the FA212 Agreement represented an asset acquisition of IPR&D assets with no alternative future use and recognized the aggregate acquisition cost of $5.1 million as research and development expense in the condensed consolidated statement of operations. The acquisition did not qualify as a business combination as the acquisition did not include both an input and substantive processes, including an assembled workforce, that together contribute to the ability to create outputs.

3. License and Research Agreements

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

The Company paid Maugeri an upfront license fee of €1.5 million which was recorded as research and development expense during the second quarter of 2023. Additionally, the Company agreed to cumulative developmental, regulatory, and commercial milestone payments of up to €15.0 million, cumulative sales milestone payments of up to €15.0 million, upon achievement of specified milestone events, and tiered royalties on worldwide net sales in the low-to-mid-single-digits.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$19,622	$—	$19,622
Treasury bills	—	4,991	—	4,991
Government bonds	—	1,298	—	1,298
Total cash equivalents	—	25,911	—	25,911
Available-for-sale securities (Note 5):
Treasury bills	—	63,635	—	63,635
Government bonds	—	43,088	—	43,088
Total available-for-sale securities	—	106,723	—	106,723
Total financial assets	$—	$132,634	$—	$132,634

Financial liabilities
Derivative liabilities	$—	$—	$3,400	$3,400
Total financial liabilities	$—	$—	$3,400	$3,400

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$62,141	$—	$62,141
Certificates of deposit	—	257	—	257
Total cash equivalents	—	62,398	—	62,398
Available-for-sale securities (Note 5):
Treasury bills	—	49,625	—	49,625
Total available-for-sale securities	—	49,625	—	49,625
Total financial assets	$—	$112,023	$—	$112,023

As of September 30, 2024 and December 31, 2023, the fair values of the Company’s cash equivalents and available-for-sale securities were determined using Level 2 inputs.

The Company estimated the fair value of the derivative liabilities by using a Monte Carlo simulation forecasting the timing and likelihood of certain development milestone events being achieved and discounting the probability adjusted payments using an appropriate discount rate based on market interest rates. The main assumptions when determining the fair value of the derivative liabilities are the timing of and probability of achieving certain milestones, the estimated volatility of the Company’s common stock, and the discount rate. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

Significant unobservable inputs for the derivative liabilities are as follows:

Derivative Liabilities	Fair Values at September 30, 2024	Valuation Technique	Unobservable Input	Range	Average
Development Milestones	$3,400	Monte Carlo Simulation	Probability of achieving certain development milestones	2.0% - 80.0%	28.6%
			Volatility	114.0%	114.0%
			Discount Rate	3.5% - 4.8%	3.8%
			Timing of achieving certain development milestones	0.3 to 5.5 years	2.4 years

As of the acquisition date, see Note 2 - FA212 Asset Acquisition, the derivative liabilities were recorded at a fair value of $3.4 million and there has been no gain or loss recorded for a change in fair value for the three and nine months ended September 30, 2024.

As of September 30, 2024, the fair values of the Company’s derivative liabilities were determined using Level 3 inputs. During the nine months ended September 30, 2024 and the year ended December 31, 2023, there were no transfers between Level 1, Level 2, and Level 3.

As of September 30, 2024 and December 31, 2023, the Company’s accounts payable, accrued expenses, and other current liabilities approximated their estimated fair values due to the short term nature of these financial instruments.

5. Available-for-Sale Securities

A summary of the Company's available-for-sale securities is presented below:

	September 30, 2024
Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$63,580	$55	$—	$63,635
Government bonds maturing in one year or less	43,028	60	—	$43,088
Total available-for-sale securities	$106,608	$115	$—	$106,723

	December 31, 2023
Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$49,610	$15	$—	$49,625
Total available-for sale securities	$49,610	$15	$—	$49,625

The weighted average contractual maturity of the Company’s available-for-sale securities was approximately 0.5 years and 0.4 years as of September 30, 2024 and December 31, 2023, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2024	December 31, 2023
Prepaid research and development expenses	$6,768	$3,980
Prepaid other and other current assets	1,609	2,114
Total	$8,377	$6,094

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
Accrued research and development expense	$6,643	$2,614
Accrued compensation	5,117	5,948
Accrued other and other current liabilities	1,467	1,599
Total	$13,227	$10,161

8. Equity-Based Compensation

Equity-based compensation expense

The Company has classified equity-based compensation in its condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$934	$677	$2,314	$2,285
General and administrative	2,061	948	4,384	3,402
Total	$2,995	$1,625	$6,698	$5,687

Equity incentive plans

As of September 30, 2024, the Company’s approved equity incentive plans include: the 2018 Omnibus Incentive Plan (the “2018 Plan”); Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”); the 2021 Employee Stock Purchase Plan; and the 2024 Inducement Stock Incentive Plan (the "2024 Inducement Plan"). These plans are administered by the Board of Directors (the "Board") and permit the granting of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance awards, and other stock‑based or cash-based awards. Upon the adoption of the 2020 Plan, the Company no longer grants new equity awards under its 2018 Plan.

Amended and Restated 2020 Equity Incentive Plan

On June 11, 2024, the Company's stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock reserved for issuance under the plan by 2,000,000 shares. As of September 30, 2024, there were 2,007,144 stock options outstanding, 1,007,794 RSUs outstanding, 2,165,325 performance stock units outstanding, and 171,622 shares remained available for future issuance under the 2020 Plan.

2024 Inducement Stock Incentive Plan

In March 2024, the Board approved the 2024 Inducement Plan, which provides for the reservation of 1,000,000 shares of common stock for equity granted as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of September 30, 2024, there were 100,000 stock options outstanding, 227,141 RSUs outstanding, and 672,859 shares remained available for future issuance under the 2024 Inducement Plan.

Stock options

The table below summarizes the activity with respect to stock options for the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)
Outstanding at January 1, 2024	2,259,672	$21.93
Granted	1,219,522	$7.81
Exercised	(67,942)	$6.44
Expired	(41,659)	$24.77
Forfeitures	(428,550)	$8.95
Outstanding at September 30, 2024	2,941,043	$18.29	8.26
Vested and expected to vest as of September 30, 2024	2,941,043	$18.29	8.26
Exercisable at September 30, 2024	1,029,832	$38.16	6.88

The assumptions used in the Black-Scholes option-pricing model for all stock options granted during each period presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock price	$8.64	$3.62-$4.13	$5.76-$8.64	$3.62-$7.33
Expected volatility	119.7%	121.8%-121.9%	119.7%-128.7%	121.8%-129.6%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	6.08	6.25	5.31-6.25	5.31-6.25
Risk-free rate	3.7%	4.2%-4.3%	3.7%-4.4%	3.5%-4.3%

The weighted average grant date fair values of stock options granted during the three months ended September 30, 2024 and 2023 were $7.56 and $3.28, and the weighted average grant date fair values of stock options granted during the nine months ended September 30, 2024 and 2023 were $6.96 and $5.04, respectively.

The Company recognized $1.6 million and $0.9 million of equity-based compensation expense in connection with stock options during the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized equity-based compensation expense in connection with stock options of $3.6 million and $4.0 million, respectively. As of September 30, 2024, there was $10.5 million of total unrecognized equity-based compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.56 years.

Restricted stock units

The following table summarizes activity with respect to RSUs during the nine months ended September 30, 2024:

	Units	Weighted- Average Grant Date Fair Value
Nonvested RSUs at January 1, 2024	877,181	$6.37
Granted	1,124,028	$8.03
Vested	(237,315)	$6.69
Forfeitures	(244,607)	$6.88
Nonvested RSUs at September 30, 2024	1,519,287	$7.47

The Company recognized $0.8 million and $0.7 million of equity-based compensation expense in connection with RSUs during the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized equity-based compensation expense in connection with RSUs of $2.2 million and $1.6 million, respectively. As of September 30, 2024, there was $9.4 million of total unrecognized equity-based compensation cost related to nonvested RSUs. This cost is expected to be recognized over a weighted average period of 3.08 years.

Performance stock units

In June 2024, the Board approved a grant of performance-based restricted stock unit awards (“PSUs" or “Performance Awards”) to the Company’s executive team. Each PSU represents the contingent right to receive one share of the Company’s common stock. These Performance Awards provide for the vesting of 25% of the target number of underlying RSUs granted upon the achievement of each of four independent performance milestones predetermined by the Board (“Performance Milestones”), subject to the grantee’s continued service with the Company (the “Approval Conditions”).

The Performance Milestones are tied to the achievement of certain business objectives and are non-market and non-financial in nature. The Board will determine that all Approval Conditions have been satisfied and the number of units that will ultimately vest on the 2026 Evaluation Date, which will occur in the first quarter of 2026, and the 2027 Evaluation Date, which will occur in the first quarter of 2027. A maximum of 25% of the target number of RSUs may vest at the 2026 Evaluation Date and the percentage of the target number of RSUs allocable to any Performance Milestone that has not been achieved on or prior to the 2027 Evaluation Date shall be cancelled.

The Company granted 2,165,325 PSUs during the nine months ended September 30, 2024 with a weighted average grant date fair value of $7.51 per unit. There were no PSUs granted during the three months ended September 30, 2024. During the three and nine months ended September 30, 2024, the Company recognized $0.6 million and $0.7 million in expense for these grants, respectively.

As of September 30, 2024, there was $3.3 million of unrecognized equity-based compensation cost related to nonvested PSUs based on the achievement of all Performance Milestones. The Company expects to recognize this cost over a weighted average period of 2.13 years.

9. Leases

On December 22, 2022, the Company entered into a sub-lease agreement (the "Sub-Lease") with Arkea Bio Corp ("Arkea"). The Sub-Lease permits use by Arkea of a portion of the space leased by the Company at 500 Rutherford Avenue in Charlestown, Massachusetts. The Company subleased approximately 12,461 square feet of the 49,869 square foot building interior space. The Sub‑Lease term originally ended on February 28, 2025. The Sub-Lease was subsequently amended by the Sub-Lease Amendment, by and between Arkea and the Company, dated May 10, 2024, to increase the subleased area to approximately 13,714 square feet and extend the term to February 29, 2028.

During the three and nine months ended September 30, 2024, the Company recorded sublease income of $0.2 million and $0.8 million, respectively, within other income, net. During the three and nine months ended September 30, 2023, the Company recorded sublease income of $0.3 million and $0.8 million, respectively.

10. Commitments and Contingencies

Letter of credit

The Company had an outstanding letter of credit in the amount of $1.9 million and $1.8 million at September 30, 2024 and December 31, 2023, respectively, which is required as a condition of the Company’s office and laboratory lease.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its Board that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as executive officers or directors of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification arrangements.

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2024 and December 31, 2023.

Legal proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of September 30, 2024.

11. Net Loss per Share

The following table sets forth the computation of the Company's basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(32,725)	$(20,980)	$(82,100)	$(75,679)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted average shares of common stock outstanding	38,730,839	20,059,641	37,568,821	19,767,174
Weighted average shares of pre-funded warrants to purchase common stock	2,712,478	—	2,613,482	—
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	41,443,317	20,059,641	40,182,303	19,767,174
Net loss per share, basic and diluted	$(0.79)	$(1.05)	$(2.04)	$(3.83)

Included within weighted average shares of common stock outstanding for the three and nine months ended September 30, 2024 are 2,712,478 shares of common stock issuable upon the exercise of the pre-funded warrants as the pre-funded warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share. There were no pre-funded warrants issued and outstanding during the three and nine months ended September 30, 2023.

The outstanding securities presented below were excluded from the calculation of net loss per share because the inclusion of such securities would have been anti-dilutive due to the Company’s net loss per share during the periods presented.

	Three and Nine Months Ended September 30,
	2024	2023
Options to purchase common stock	2,941,043	2,189,102
Nonvested restricted stock units	1,519,192	946,182
Nonvested performance stock units	2,165,325	—
Shares subject to employee stock purchase plan	244,302	—
Warrants	9,230	—
Total	6,879,092	3,135,284

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

On December 2, 2022, we completed our acquisition of AavantiBio, Inc., or AavantiBio, a privately held gene therapy company focused on transforming the lives of patients with Friedreich’s ataxia, or FA, and rare cardiomyopathies, or the Acquisition. Upon the consummation of the Acquisition, we acquired AavantiBio’s gene therapy programs, AVB-202-TT for the treatment of FA and AVB‑401 for the treatment of BAG3-mediated dilated cardiomyopathy, or BAG3, additional assets for the treatment of cardiac diseases, platform technologies and know-how related thereto.

We are continuing to advance our pipeline of Candidates. The U.S. Food and Drug Administration, or the FDA, has granted orphan drug designation to SGT-003 for the treatment of Duchenne, and the FDA and the European Medicines Agency, or EMA, have granted orphan drug designation to SGT-501 for the treatment of CPVT. We expect to submit an Investigational New Drug, or IND, application for SGT-501 for the treatment of CPVT in the first half of 2025. The FDA has also granted Rare Pediatric Disease and fast track designation for SGT-003.

Patient dosing in the Phase 1/2 INSPIRE DUCHENNE multicenter clinical trial of SGT-003 began in the second quarter of 2024, and at the time of filing, SGT-003 has been well tolerated and no Serious Adverse Events (SAEs) were observed in the patients dosed. In September 2024, we amended the INSPIRE DUCHENNE clinical trial protocol to increase the anticipated participant enrollment size, expand the participant cohort age groups, and extend the timepoints of certain secondary objective measurements. In the first quarter of 2025, we anticipate reporting initial safety, expression and biomarker data from the first patients dosed, and provide a trial update, in first quarter of 2025 following the completion and collective assessment of 90-day muscle biopsies. We plan to expand clinical development of SGT-003 in the United States and in Canada and Europe. A Clinical Trial Application for INSPIRE DUCHENNE was authorized in Canada in the second quarter of 2024. In anticipation of an expanded clinical trial, we have initiated work for additional GMP batches of SGT-003.

AAV-SLB101, Solid’s proprietary capsid used in SGT-003, was well tolerated in the first patients dosed in the INSPIRE DUCHENNE trial, and was well tolerated in NHP and mouse studies. We have also transitioned our BAG3 and TNNT2 cardiac programs to AAV-SLB101.

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

Due to our significant research and development expenditure, licensing and patent investment, and general administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $32.7 million and $82.1 million for the three and nine months ended September 30, 2024 and $21.0 million and $75.7 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $740.9 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

As of September 30, 2024, we had cash, cash equivalents, and available-for-sale securities of $171.1 million, excluding restricted cash of $1.9 million. We believe that our cash, cash equivalents, and available-for-sale securities as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

The following table summarizes our research and development expenses by Candidate for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Allocated research and development expenses:
SGT-001	$74	$174	$568	$3,245
SGT-003	5,288	4,735	9,629	19,642
SGT-501	3,299	174	10,529	1,824
Other development programs	7,053	1,227	12,229	4,409
Total allocated research and development expenses	15,714	6,310	32,955	29,120
Unallocated research and development expenses:
Personnel related expenses	6,270	6,175	18,187	19,100
External expenses	5,343	4,217	14,519	12,890
Total unallocated research and development expenses	11,613	10,392	32,706	31,990
Total research and development expenses	$27,327	$16,702	$65,661	$61,110

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ materially from these estimates.

During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies, except as noted in Note 1 – Nature of the Business and Basis of Presentation. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this quarterly report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•
accrued research and development expenses;
•
equity-based compensation; and
•
derivative liabilities.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,			%
	2024	2023	Change	Change
Operating expenses:
Research and development	$27,327	$16,702	$10,625	63.6%
General and administrative	7,855	6,412	1,443	22.5%
Total operating expenses	35,182	23,114	12,068	52.2%
Loss from operations	(35,182)	(23,114)	(12,068)	52.2%
Other income, net:
Interest income	2,328	1,962	366	18.7%
Interest expense	(82)	(106)	24	(22.6)%
Other income, net	211	278	(67)	(24.1)%
Total other income, net	2,457	2,134	323	15.1%
Net loss	$(32,725)	$(20,980)	$(11,745)	56.0%

Research and development expenses

The following table summarizes our research and development expenses by Candidates for the respective periods (in thousands, except percentages):

	Three Months Ended September 30,			%
	2024	2023	Change	Change
Allocated research and development expenses:
SGT-001	$74	$174	$(100)	(57.5)%
SGT-003	5,288	4,735	553	11.7%
SGT-501	3,299	174	3,125	1796.0%
Other development programs	7,053	1,227	5,826	474.8%
Total allocated research and development expenses	15,714	6,310	9,404	149.0%
Unallocated research and development expenses:
Personnel related expenses	6,270	6,175	95	1.5%
External expenses	5,343	4,217	1,126	26.7%
Total unallocated research and development expenses	11,613	10,392	1,221	11.7%
Total research and development expenses	$27,327	$16,702	$10,625	63.6%

Research and development expenses for the three months ended September 30, 2024 were $27.3 million, compared to $16.7 million for the three months ended September 30, 2023. The increase of $10.6 million in research and development expenses was due to a

$5.8 million increase in other development program expenses primarily due to the FA212 asset acquisition and other research costs, a $3.1 million increase in costs for SGT-501 primarily related to manufacturing and research costs, a $1.1 million increase in external expenses, a $0.6 million increase in costs for SGT-003 primarily related to clinical and manufacturing costs, and a $0.1 million increase in personnel related expenses, offset by a $0.1 million decrease in costs for SGT-001 primarily related to lower clinical and research costs due to our decision to deprioritize SGT-001.

General and administrative expenses

General and administrative expenses were $7.9 million for the three months ended September 30, 2024, compared to $6.4 million for the three months ended September 30, 2023. The increase of $1.4 million was primarily related to a $1.5 million increase in personnel related costs, and a $0.2 million increase in consulting fees, offset by a $0.3 million decrease in temporary services.

Other income, net

Other income, net was $2.5 million for the three months ended September 30, 2024, compared to $2.1 million for the three months ended September 30, 2023. The activity was primarily related to the increase in interest income on available-for-sale securities included within our portfolio due to higher investment balances from proceeds of our amended and restated at-the market offering sales agreement, dated March 13, 2024, by and between us and Jefferies LLC, or Jefferies, or the ATM Sales Agreement, and January 2024 Private Placement.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,			%
	2024	2023	Change	Change
Operating expenses:
Research and development	$65,661	$61,110	$4,551	7.4%
General and administrative	24,171	20,940	3,231	15.4%
Restructuring charges	—	(63)	63	(100.0)%
Total operating expenses	89,832	81,987	7,845	9.6%
Loss from operations	(89,832)	(81,987)	(7,845)	9.6%
Other income, net:
Interest income	7,544	5,822	1,722	29.6%
Interest expense	(265)	(339)	74	(21.8)%
Other income, net	453	825	(372)	(45.1)%
Total other income, net	7,732	6,308	1,424	22.6%
Net loss	$(82,100)	$(75,679)	$(6,421)	8.5%

Research and development expenses

The following table summarizes our research and development expenses by Candidate for the respective periods (in thousands, except percentages):

	Nine Months Ended September 30,			%
	2024	2023	Change	Change
Allocated research and development expenses:
SGT-001	$568	$3,245	$(2,677)	(82.5)%
SGT-003	9,629	19,642	(10,013)	(51.0)%
SGT-501	10,529	1,824	8,705	477.2%
Other development programs	12,229	4,409	7,820	177.4%
Total allocated research and development expenses	32,955	29,120	3,835	13.2%
Unallocated research and development expenses:
Personnel related expenses	18,187	19,100	(913)	(4.8)%
External expenses	14,519	12,890	1,629	12.6%
Total unallocated research and development expenses	32,706	31,990	716	2.2%
Total research and development expenses	$65,661	$61,110	$4,551	7.4%

Research and development expenses for the nine months ended September 30, 2024 were $65.7 million, compared to $61.1 million for the nine months ended September 30, 2023. The increase of $4.6 million in research and development expenses was primarily due to an $8.7 million increase in costs for SGT-501 primarily related to manufacturing and research costs, a $7.8 million increase in other development program expenses primarily due to the FA212 asset acquisition and other research costs, and a $1.6 million increase in external expenses, offset by a $10.0 million decrease for SGT-003 primarily related to manufacturing and research costs, a $2.7 million decrease in costs for SGT-001 due to our decision to deprioritize SGT-001, and a $0.9 million decrease in personnel related expenses.

General and administrative expenses

General and administrative expenses were $24.2 million for the nine months ended September 30, 2024, compared to $20.9 million for the nine months ended September 30, 2023. The increase of $3.2 million was primarily related to a $2.2 million increase in personnel related costs, a $1.3 million increase in legal fees, and a $0.3 million increase in software costs, offset by a $0.6 million decrease in temporary services.

Other income, net

Other income, net was $7.7 million for the nine months ended September 30, 2024 compared to other expense of $6.3 million for the nine months ended September 30, 2023. The activity was primarily related to the increase in interest income on available‑for‑sale securities included within our portfolio due to higher investment balances from proceeds from our ATM Sales Agreement and the January 2024 Private Placement.

Liquidity and Capital Resources

Sources of liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of common stock and pre-funded warrants to purchase shares of our common stock in private placements and the sale of common stock in our initial public offering and a follow-on public offering and sales of common stock under our ATM Sales Agreement. Through September 30, 2024, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $662.0 million of net proceeds from the sale of our common stock through public offerings, including our IPO and a follow-on public offering, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreement with Ultragenyx, as detailed in the following paragraphs.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended and restated in March 2024, under which we may offer and sell, from time to time, shares of our common stock through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the year ended December 31, 2023, we sold 602,030 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $3.0 million. During the three and nine months ended September 30, 2024, we sold 330,670 and 1,208,287 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $3.1 million and $11.5 million, respectively.

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

As of September 30, 2024, we had cash, cash equivalents and available-for-sale securities of $171.1 million, excluding restricted cash of $1.9 million, and had no debt outstanding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(70,367)	$(73,357)
Cash used in investing activities	(54,653)	(35,607)
Cash provided by financing activities	115,497	2,617
Net decrease in cash, cash equivalents, and restricted cash	$(9,523)	$(106,347)

Operating activities

During the nine months ended September 30, 2024, operating activities used $70.4 million of cash, primarily resulting from our net loss of $82.1 million partially offset by changes in our operating assets and liabilities of $0.7 million and non-cash charges of $11.0 million. Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2024 consisted of an increase of $2.5 million in prepaid and other assets, and a decrease in the operating lease liability of $1.3 million, offset by an increase in accrued expenses and other liabilities of $3.1 million, and an increase in accounts payable of $1.4 million. Non-cash activities were driven by equity-based compensation of $6.7 million, depreciation and amortization expense of $2.0 million, non-cash lease expense of $1.8 million, and a change in the fair value of derivative liabilities of $3.4 million, partially offset by amortization on available-for-sale securities of $2.8 million.

During the nine months ended September 30, 2023, operating activities used $73.4 million of cash, primarily resulting from our net loss of $75.7 million and changes in our operating assets and liabilities of $6.4 million, partially offset by non-cash charges of $8.7 million. Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2023 consisted of a decrease in accrued expenses and other current and non-current liabilities of $5.3 million, a decrease in the operating lease liability of $1.3 million, and a decrease in accounts payable of $0.9 million, partially offset by a decrease in prepaid and other assets of $1.1 million. Non-cash activities were driven by equity-based compensation of $5.7 million, depreciation and impairment expense of $2.4 million, and non-cash lease expense of $1.9 million, partially offset by amortization on available-for-sale securities of $1.3 million.

Investing activities

During the nine months ended September 30, 2024, investing activities used $54.7 million of cash, resulting from the purchases of available-for sale securities of $189.0 million and the purchases of property plant and equipment of $0.5 million, partially offset by the maturity of available-for sale securities of $134.8 million.

During the nine months ended September 30, 2023, investing activities used $35.6 million of cash, resulting from the purchases of available-for sale securities of $102.8 million and the purchases of property plant and equipment of $1.4 million, partially offset by the maturity of available-for sale securities of $68.6 million.

Financing activities

During the nine months ended September 30, 2024, financing activities provided $115.5 million of cash, resulting from the net proceeds from the issuance of common stock and pre-funded warrants to purchase shares of common stock of $115.3 million, proceeds from the exercise of common stock options for $0.4 million, and proceeds from the issuance of shares of $0.1 million under the Company's 2021 Employee Stock Purchase Plan, or ESPP, offset by payments of the principal portion of finance lease obligations of $0.3 million.

During the nine months ended September 30, 2023, financing activities provided $2.6 million of cash, resulting from the proceeds from the issuance of common stock of $2.5 million and purchases of shares under the ESPP.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to our Candidates. In addition, we have incurred and expect to continue to incur costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•
continue to enroll patients in our expanded INSPIRE DUCHENNE trial and advance clinical development of SGT-003;
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
•
scale up our manufacturing processes and arrange manufacturing for larger quantities of our Candidates for preclinical and clinical development and potential commercialization;

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

As of September 30, 2024, we had cash, cash equivalents and available-for-sale securities of $171.1 million, excluding restricted cash of $1.9 million. Based on our current operating plan, we believe that our cash, cash equivalents, and available-for-sale securities as of September 30, 2024 will be sufficient to fund our operating expenses and capital requirements into 2026. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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
•
the extent to which we acquire or in-license other Candidates, technologies, and intellectual property; and
•
if and as we need to adapt our business in response to public health emergencies or pandemics, such as the recent COVID–19 pandemic, and collateral consequences related thereto.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2024, other than our acquisition agreement with FA212 to make potential milestone payments and pay royalties based on achievement of specified milestones, there were no material changes to our contractual obligations and commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Recently Issued Accounting Pronouncements

A summary of significant recent accounting pronouncements that we expect to adopt is included in Note 1 – Nature of the Business and Basis of Presentation to our condensed consolidated financial statements (See Part I, Item 1 – Financial Statements, of this Quarterly Report on Form 10-Q).

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2024, our cash equivalents consisted of money market funds, treasury bills, and government bonds that have contractual maturities of less than 90 days from the date of acquisition. As of September 30, 2024, our investments consisted of treasury bills and government bonds that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our gene transfer Candidates may cause undesirable side effects or have other properties that could delay or prevent their clinical development, regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
•
One of our prior clinical trials had been placed on clinical hold by the FDA in the past, and we cannot guarantee that similar events will not happen in future clinical trials for our Candidates.
•
We have never completed a clinical trial and may be unable to do so for any Candidate, including SGT-003 and other Candidates.
•
One or more adverse events or other undesirable side effects caused by our product Candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or other comparable foreign regulatory authorities.
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

Since inception, we have incurred significant net losses. Our net loss was $82.1 million for the nine months ended September 30, 2024. Our net losses were $96.0 million and $86.0 million for the years ended December 31, 2023 and 2022, respectively. As of September 30, 2024, we had an accumulated deficit of $740.9 million. Prior to the Acquisition, we had devoted substantially all of our efforts to research and development, including clinical development of SGT-001, which we are no longer developing, and preclinical development of SGT-003, as well as to building out our management team and infrastructure. Following the Acquisition, we also began devoting efforts to preclinical development of our other Candidates, clinical development of SGT-003, as well as building out our new management team. We expect that it could be several years before we have a commercialized product, and we may never have a commercialized product. We expect to continue to incur significant expenses and see continued operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•
continue to enroll patients in our expanded INSPIRE DUCHENNE trial and advance clinical development of SGT-003;
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

•
scale up our manufacturing processes and arrange manufacturing for larger quantities of our Candidates for preclinical and clinical development and potential commercialization;
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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our Candidates. In addition, if we obtain marketing approval for our Candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of September 30, 2024 will be sufficient to fund our operating expenses and capital requirements into 2026, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of our Candidates.

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

•
the extent to which we acquire or in-license other Candidates, technologies and intellectual property; and
•
if and as we need to adapt our business in response to public health emergencies or pandemics, such as the recent COVID‑19 pandemic, and collateral consequences related thereto.

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

We may also face difficulties recruiting or enrolling patients for our clinical trials if patients are affected by the recent COVID‑19 pandemic or other public health emergencies or are fearful of visiting or traveling to, or unable to travel to, clinical trial sites. For example, we experienced a few missed or postponed patient visits in our IGNITE DMD trial for SGT-001, which we are no longer developing, due to site closures early in the COVID-19 pandemic.

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

Our gene transfer Candidates may cause undesirable side effects or have other properties that could delay or prevent their clinical development, regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

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

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other clinical trials. The FDA convened the Cellular, Tissue, and Gene Therapies Advisory Committee in September 2021 to discuss toxicity risks of AAV based gene therapy products and discussed risks including oncogenicity risks due to capsid genome integration, hepatotoxicity, thrombotic microangiopathy, and neurotoxicity (especially related to dorsal root ganglion toxicity). While new recombinant capsids have been developed with the intent to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There have been reports of significant adverse side effects, including muscle weakness and myocarditis, in clinical trials of other gene therapy treatments for Duchenne that may be related to the type and location of the specific gene mutation causing the disease. One clinical trial sponsor reported a death, preceded by hypovolemia and cardiogenic shock, of a non-ambulatory Duchenne subject with advanced disease and cardiac dysfunction. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Additionally, in previous clinical trials involving AAV capsids for gene therapy, some subjects experienced the development of a positive ELISPOT test associated with T‑cell responses, which is of unclear clinical translatability. If T-cells are activated, the cellular immune response system may trigger the removal of transduced cells. If our gene transfer Candidates demonstrate a similar effect or other undesirable side effects, we may decide or be required to halt or delay further clinical development of our Candidates involving AAV capsids for gene therapy.

Adverse side effects may be observed following administration of any AAV gene therapy, including SGT-003 or other Candidates. Not all contemplated AAV delivery systems have been validated in human clinical trials previously, such as AAV‑SLB101, which is a novel capsid. If a delivery system does not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of SGT-003 or other Candidates. If certain adverse side effects were to occur in the future and we are unable to demonstrate that they were not caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, SGT-003 or other Candidates for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the clinical trial. Patients will also create antibodies to the AAV capsid and a second administration of gene transfer might not be safe or successful.

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

Before obtaining marketing approval from regulatory authorities for the sale of our Candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the Candidate for its intended indications. Clinical testing is expensive, time‑consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

We do not have the personnel capacity to conduct or manage the clinical trials that will be necessary for the development of our Candidates. For our INSPIRE DUCHENNE trial we are relying, and for any future clinical trials we expect we will rely on third parties to assist us in managing, monitoring and conducting our clinical trials. If these third parties fail to comply with applicable regulations or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures and, therefore, clinical trials for SGT-003 or other Candidates may be delayed or unsuccessful.

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

Finally, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the U.S. District Court for the Northern District of Texas challenging the FDA’s actions. Depending on the outcome of this litigation our ability to develop new drug Candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions. Further, similar restrictions apply to approved products in the EU. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post‑authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the EU and are also subject to EU Member State laws.

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

The FDA has issued various guidance documents regarding gene therapies, including final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders, a final guidance in October 2022 for Human Gene Therapy for Neurodegenerative Diseases, as well as a draft guidance in July 2023 on comparability requirements for manufacturing changes in gene therapy products. In December 2023, a draft guidance on potency assurance for cellular and gene therapy products was released. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy Candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, for AAV capsids specifically, the FDA typically recommends that sponsors continue to monitor participants for potential gene therapy‑related adverse events for up to a 5-year period. Other types of gene therapy or gene editing products may require longer follow up, potentially up to a maximum 15-year period.

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

We have limited experience manufacturing SGT-003, SGT-501 and our other current or Candidates. The manufacturing process we have used historically and the manufacturing process we plan to use in the future to produce product for our Candidates are complex and our processes have not been validated for commercial use. As Candidates progress through preclinical studies and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to enhance safety, quality, efficacy, yield, manufacturing batch size, minimize costs and achieve consistent results. For example, we have moved to a transient transfection-based manufacturing process for SGT-003 and while we have observed positive results in preclinical and clinical studies using this new manufacturing process, any further changes in manufacturing or formulation may result in effects and results that are different from those observed in our completed studies to date. Similarly, in the future we may further alter our existing process or introduce an alternative process or formulation of one or more of our Candidates during the course of our planned preclinical studies or clinical trials. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our Candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay initiation or completion of clinical trials, require the conduct of bridging studies or clinical trials or the repetition of one or more studies or clinical trials, increase development costs, delay approval of our Candidates and jeopardize our ability to commercialize our Candidates, if approved, and generate revenue.

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

We currently rely on third-party manufacturers for SGT-003 and SGT-501 and plan to rely on third-party manufacturers for our Candidates. In order to produce sufficient quantities of Candidates for clinical trials and initial U.S. commercial demand, we have and will continue to further optimize and increase the capacity of our manufacturing process at our third-party manufacturers. We may need to make changes to our manufacturing processes, beyond implementation of a transient transfection-based manufacturing process. We may not be able to produce sufficient quantities of drug product due to several factors, including capacity constraints, equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, a public health issue (for example, an outbreak of a contagious disease such as the recent COVID-19 pandemic), disruption in utility services, human error or disruptions in the operations of our suppliers. We may experience variability with respect to the success and yield between lots that will require continued engagement in process development activities to improve the reproducibility, reliability, quality and consistency of yields of the manufacturing process. Additional manufacturing runs will be required to produce necessary or adequate supply for our future clinical trials and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT-003, SGT-501 and other Candidates could be delayed, and we could incur additional expense. Any such failure could delay or prevent commercialization of SGT-003 or our IND or commercialization of SGT-501 or other Candidates.

If supply from a manufacturing facility is interrupted, including as a result of capacity constraints, equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, public health emergencies or pandemics, such as the recent COVID-19 pandemic, disruption in utility services or human error, there could be a significant disruption in supply of SGT-003 or other Candidates. In such instance, we may need to locate appropriate replacement third-party manufacturers, and we may not be able to enter into arrangements with such additional third-party manufacturers on favorable terms or at all. Use of new third-party manufacturers could increase the risk of delays in production or insufficient supplies of our Candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our Candidates.

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

Additionally, we rely on our third-party manufacturers for their compliance with the cGMP and their maintenance of adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party suppliers and manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes them to regulatory risks for the production of such materials and products. FDA inspections may identify compliance issues at third-party manufacturer facilities or at the facilities of third-party suppliers that may disrupt production or distribution, or require substantial resources to correct and prevent recurrence of any deficiencies, and could result in fines or penalties by regulatory authorities. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA‑initiated or judicial action, including fines, injunctions, civil penalties, license revocations, seizure, total or partial suspension of production or criminal penalties, any of which could significantly and adversely affect supplies of our Candidates.

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

The commercial success of any of our Candidates, if approved, will depend upon market acceptance by physicians, patients, third‑party payors and others in the medical community.

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

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. Vermont has submitted a concept letter to HHS. In January 2024, the FDA approved Florida’s plan for Canadian drug importation. Further, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single‑source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On October 2, 2024, in final guidance, CMS indicated that it will announce the selection of up to 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

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

In June 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal. We expect that litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits could create potential risk for our business.

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

Under our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that the licensed patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our Candidates that are the subject of such licensed rights could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic partnerships and collaborations/licenses” of our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Moreover, licenses to additional third-party intellectual property, technology and materials may be required for our development programs but may not be available in the future or may not be available on commercially reasonable terms. For example, third parties may claim that the constructs containing the gene or protein of interest and the AAV capsids we are developing for use in product candidates are covered by patents held by them. We believe that we would have valid defenses to any such claims; however, if any such claims were ultimately successful, we might require a license to continue to use and sell Candidates and such AAV capsids. Such licenses may not be available on commercially reasonable terms, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign our license rights to us. We also may be unable to license or acquire third‑party intellectual property rights on terms that would allow us to make an appropriate return on our investment. Moreover, even if we are able to obtain such licenses, they may only be non-exclusive, which could permit competitors and other third parties to use the same intellectual property in competition with us.

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

An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar therapeutics, without payment to us, or could limit the duration of the patent protection covering our Candidates. Such challenges may also result in our inability to manufacture or commercialize our Candidates without infringing third‑party patent rights, and we may be required to obtain a license from third parties, which may not be available on commercially reasonable terms or at all, or we may need to cease the development, manufacture and commercialization of one or more of our Candidates. In addition, if the breadth or strength of protection provided by the patents and patent applications included in our patent rights is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future Candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of the discovery and development processes of our Candidates or technology platforms that involve proprietary know‑how, information or technology that is not covered by patents. Aspects of our manufacturing process are protected by trade secrets. However, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

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

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Health Care Reform Law to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application.

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

In July 2019, December 2020 and January 2024, we completed private placements of shares of our common stock and pre‑funded warrants to purchase shares of our common stock to several accredited investors. In December 2022, we also issued shares of our common stock in the Acquisition and in a related private placement to several accredited investors. We have filed registration statements covering the resale of these shares by the purchasers in these private placements and the stock consideration issued in the Acquisition, and have agreed to keep such registration statements effective until the date the shares covered by the respective registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities that were not registered under the Securities Act during the three months ended September 30, 2024.

Item 5. Other Information.

From time to time, our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) engage in open-market transactions with respect to Company securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

Transactions in Company securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the Company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

The following table describes, for the third quarter of 2024, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Gabriel Brooks, M.D. (Chief Medical Officer)	Adoption (August 15, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any covered Restricted Stock Unit (“RSU”)	Indeterminable(1)
Alexander Cumbo (President, Chief Executive Officer and Director)	Adoption (August 18, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable(1)
Jessie Hanrahan Ph. D. (Chief Regulatory Officer)	Adoption (August 16, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable(1)
Paul Herzich (Chief Technology Officer)	Adoption (August 16, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable(1)
Kevin Tan (Chief Financial Officer and Treasurer)	Adoption (August 15, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable(1)

(1) The number of shares subject to covered RSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company’s common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement. This trading arrangement, which applies to RSUs whether vesting is based on the passage of time and/or the achievement of performance goals, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: November 6, 2024	By:	/s/ Alexander Cumbo
Alexander Cumbo
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Kevin Tan
Kevin Tan
Chief Financial Officer (Principal Financial and Accounting Officer)