Form 10-K
period 2024-12-31
Solid Biosciences Inc.
filed 2025-03-06
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $130.3 million, based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

The number of shares of the registrant’s common stock outstanding as of March 3, 2025 was 77,492,959.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
the timing, progress, design and results of ongoing and planned preclinical studies and clinical trials for our neuromuscular (e.g., SGT-003, SGT-212), cardiac (e.g., SGT-401, SGT-501, SGT-601) or other future candidates;
•
our ability to establish or maintain collaborations or strategic relationships;
•
our ability to obtain and maintain U.S. and foreign regulatory approval of our neuromuscular (e.g., SGT-003, SGT-212), cardiac (e.g., SGT-401, SGT-501, SGT-601) or other future candidates, and the timing and scope thereof;
•
the timing and outcomes of regulatory interactions;
•
the size of the patient populations and potential market opportunity for our neuromuscular (e.g., SGT-003, SGT-212), cardiac (e.g., SGT-401, SGT-501, SGT-601) or other future candidates, if approved for commercial use;
•
our manufacturing capabilities and strategy, including capacity constraints and the scalability and commercial viability of our manufacturing methods and processes;
•
our plans to develop and commercialize our neuromuscular (e.g., SGT-003, SGT-212), cardiac (e.g., SGT-401, SGT-501, SGT-601) or other future candidates, if approved;
•
the pricing and reimbursement of our neuromuscular (e.g., SGT-003, SGT-212), cardiac (e.g., SGT-401, SGT-501, SGT-601) or other future candidates we may develop, if approved;
•
the establishment of sales, marketing and distribution capabilities and entry into agreements with third parties to market and sell our neuromuscular (e.g., SGT-003, SGT-212), cardiac (e.g., SGT-401, SGT-501, SGT-601) or other future candidates, if approved;
•
the rate and degree of market acceptance and clinical utility of our neuromuscular (e.g., SGT-003, SGT-212), cardiac (e.g., SGT-401, SGT-501, SGT-601) or other future candidates, if approved;
•
our plans to develop our platform technologies;
•
our expectations related to our use of capital resources;
•
our estimates regarding expenses, ongoing losses, future revenue, capital requirements, and need for and ability to obtain additional financing;
•
our intellectual property position;
•
our competitive and market position;
•
developments relating to our competitors and our industry;
•
our ability to continue as a going concern; and
•
the impact of laws, regulations, and global political and economic developments on our business, operations, strategy and goals.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition, business and prospects may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition, business and prospects are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results may not be indicative of results to be expected in subsequent periods.

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
•
Our pipeline of gene transfer candidates, which we refer to collectively as our Candidates, utilize novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. To our knowledge, only a limited number of gene transfer products have been approved for commercialization in the United States and the European Union.
•
One of our prior clinical trials had been placed on clinical hold by the Food and Drug Administration, or FDA, in the past, and we cannot guarantee that similar events will not happen in ongoing, planned and future clinical trials for our Candidates.
•
We have never completed a clinical trial and may be unable to do so for any Candidate, including SGT-003 and other Candidates.
•
Our Candidates may cause one or more adverse events or other undesirable side effects or have properties that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or other comparable foreign regulatory authorities, limit the Candidates commercial potential or result in significant negative consequences following any potential marketing approval.
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
•
We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of SGT-003, SGT-212 or our other Candidates.
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
•
We have limited gene therapy manufacturing experience and could experience production problems and delays in obtaining regulatory approval of our manufacturing processes, which could result in delays in the development or commercialization of SGT-003, SGT-212, SGT-501, or other current and future Candidates. In addition, changes to manufacturing sites or processes, or formulations for our Candidates may result in additional cost or delay.
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

PART I

Item 1. Business.

Overview

We are a life sciences company focused on advancing a portfolio of current and future gene therapy candidates, which we refer to collectively as our Candidates, including SGT-003 for the treatment of Duchenne muscular dystrophy, or Duchenne, SGT-212 for the treatment of Friedreich's ataxia, or FA, SGT-501 for the treatment of Catecholaminergic polymorphic ventricular tachycardia, or CPVT, SGT-601 for the treatment of TNNT2-mediated dilated cardiomyopathy, or TNNT2 DCM, and additional assets for the treatment of genetic cardiac and other diseases, at different stages of development, with varying levels of investment. We are advancing our diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, our mission is to improve the daily lives of patients living with these devastating diseases.

Solid was purpose-built to advance the best science and accelerate the discovery and development of treatments that may benefit all patients with Duchenne. As we expand to bring meaningful treatments to patients living with other neuromuscular and cardiac diseases, the values and guiding principles that drive us continue. Our corporate vision is to build an innovation platform enabling the discovery and development of high-value genetic medicines for neuromuscular and cardiac diseases by integrating internal capabilities, including a vector core, use of validated animal models, optimized expression cassettes, novel capsids and regulatory expertise, and collaborations with leaders in related clinical and research fields. Our mission, which guides our operations, is to treat and change the course of neuromuscular and cardiac diseases at all stages. Underscoring this mission, our disease-focused business model is founded on the following fundamental principles:

•
identify and develop meaningful therapies for underserved patients with sometimes fatal neuromuscular and cardiac diseases;
•
build innovative libraries of delivery capsids and other enabling technologies with the potential to have broad impact on the gene therapy field at large;
•
bring together the leading experts in neuromuscular and cardiac diseases, science, technology, disease management and care; and
•
be guided by the needs of these patients.

Our Pipeline

We are focused on developing transformative treatments to improve the lives of patients with rare neuromuscular and cardiac diseases. The majority of our current programs are designed to treat these diseases with gene transfer products. Gene transfer, a type of gene therapy, is designed to address diseases caused by mutated genes through the delivery of functional versions of genes, called transgenes. The transgenes are then utilized by the body to produce proteins that act therapeutically to treat the condition. In addition to a transgene, our gene transfer Candidates include a viral capsid or vector (a protein shell utilized as a vehicle to deliver a transgene to cells in the body) and a promoter (a specialized DNA sequence that directs cells to produce the protein in specific tissues). The capsid is modified to no longer self-replicate yet still retain its ability to introduce new genetic material directly into patients’ cells. Adeno-associated virus, or AAV, capsids have been approved for use to deliver transgenes to patients, including via systemic delivery as well as stereotactic neurosurgical administration to the brain. The use of AAV capsids to deliver gene therapies has also been extensively studied by third parties in human clinical trials for multiple disease indications.

The following pipeline chart summarizes the development stages of our Candidates.

DISCOVERY
PRECLINICAL
PHASE 1/2
PHASE 3
WORLDWIDE RIGHTS
NEUROMUSCULAR
SGT-003 Duchenne (DMD)
SGT-212 Friedreich's ataxia (FA)
CARDIAC
SGT-501 RYR2-Mediated CPVT
SGT-501 CASQ2-Mediated CPVT
SGT-601 TNNT2 DCM
SGT-401 BAG3-Mediated DCM
SGT-701 RBM20 DCM
Mayo Clinic Collaboration
Six Undisclosed Targets
PLATFORM
Capsid Library

Neuromuscular Programs

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

There is no cure for Duchenne. Glucocorticoid treatment, the current standard-of-care, has been shown to temporarily improve muscle strength, prolong the period of ambulation and slow the progression of Duchenne. However, glucocorticoid use is associated with well-known adverse side effects, including: severe weight gain, stunted growth, weakening of bone structure and metabolic dysfunctions, among others. The most commonly used glucocorticoids include prednisone and deflazacort (EMFLAZA).

Despite recent therapeutic advances, including the FDA approval of ELEVIDYS®, a gene transfer therapy for patients with Duchenne, Duchenne represents a significant societal and economic burden. The economic burden includes costs associated with hospital admissions, medication, frequent doctor visits and investment in assistive devices, as well as indirect costs, which account for approximately 45% of the total economic burden, related to productivity losses for the caregivers and costs due to pain, anxiety and social handicap. Only a small proportion of Duchenne patients are employed and many caregivers reduce their hours or stop working altogether to care for their children, who progressively require more help with everyday tasks, such as eating, dressing and using the bathroom. In some cases, patients also experience serious mental health issues that require additional support and treatment.

We are actively involved in engaging with the Duchenne patient, clinical and research communities to support advancement of therapies for patients with Duchenne. In November 2021, in collaboration with REGENXBIO Inc., we formally launched the Pathway Development Consortium, or the PDC, a multi-stakeholder initiative which aims to identify, develop, expand and maintain pathways to effective therapies for patients diagnosed early in life with rare diseases, including Duchenne. The PDC seeks to achieve these goals by bringing together a broad and diverse group of stakeholders from the rare disease and AAV gene therapy communities, including patients, industry, regulators, academia and payers, among others, for meaningful scientific and policy discussions.

SGT-003

Background

Our lead neuromuscular gene transfer candidate, SGT-003, is designed to address the underlying genetic cause of Duchenne by delivering a synthetic transgene that produces microdystrophin, a dystrophin-like protein that retains critical components of the full-size dystrophin gene, yet is small enough to fit within AAV packaging constraints, and is primarily expressed in muscles of the body, including skeletal, cardiac and respiratory muscles. AAV-SLB101, the capsid used in our Duchenne candidate, was generated by modifying a naturally occurring, non-pathogenic virus called AAV, with the goal of enhancing its ability to efficiently enter skeletal, diaphragm and cardiac muscle tissues.

Our microdystrophin is based on three decades of development and optimization work at the University of Missouri and the University of Washington as well as other academic institutions. In preclinical studies, the laboratories of Jeffrey Chamberlain, Ph.D., from the University of Washington, and Dongsheng Duan, Ph.D., from the University of Missouri, identified a proprietary configuration of genetic components that, when administered systemically, produces functional microdystrophin protein expression that not only stabilizes muscle membranes and protects muscle against injury, but also simultaneously restores the localization of DGC to the muscle membrane, notably increasing neuronal Nitric Oxide Synthase, or nNOS, concentration. In published studies, Dr. Duan and Dr. Chamberlain demonstrated in animal models that, in comparison to earlier configurations, nNOS-restoring microdystrophins were more effective in improving muscle function and resistance to fatigue.

We believe the unique functionality of our proprietary microdystrophin has the potential to result in functional benefits including diminished muscle fatigue and protection against ischemic muscle damage, which can lead to loss of functional muscle.

The expression of our microdystrophin is regulated by a modified, synthetic muscle-specific promoter cassette called CK8, which is derived from the naturally occurring muscle creatine kinase promoter. Regulatory cassettes, such as CK8, are used to drive gene expression specifically in muscle tissues. In comparison to other regulatory cassettes, CK8 is small in size and is able to drive microdystrophin transgene expression in skeletal, diaphragm and cardiac muscle tissues. In our preclinical studies in small and large animal models, CK8 restricted microdystrophin transgene expression to these muscles.

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

Preclinical Development

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

Clinical Development

Based on our preclinical data, we submitted an investigational new drug application, or IND, for SGT-003 to the FDA, which was cleared in November 2023. Patient dosing in the Phase 1/2 INSPIRE DUCHENNE trial of SGT-003 began in the second quarter of 2024. The INSPIRE DUCHENNE trial is a Phase 1/2 first-in-human, open-label, single-dose, multicenter trial designed to evaluate the safety, tolerability and efficacy of SGT-003 in pediatric patients with Duchenne at a dose of 1E14vg/kg. SGT-003 is administered as a one-time intravenous infusion. In September 2024, we amended the INSPIRE DUCHENNE clinical trial protocol to increase the anticipated participant enrollment size, expand the participant cohort age groups, and extend the time points of certain secondary objective measurements. In connection with the expanded clinical trial, we have initiated work for additional GMP batches of SGT-003.

Enrollment in the INSPIRE DUCHENNE trial is ongoing, with at least 10 total participants in the trial anticipated to be dosed by early in the second quarter of 2025 and approximately 20 total participants anticipated to be dosed by the fourth quarter of 2025. The seventh participant in the trial was dosed on February 17, 2025.

INSPIRE DUCHENNE currently has a total of six active clinical sites in the United States and Canada and approved clinical trial applications in the United Kingdom and Italy. We expect to activate additional trial sites by the end of 2025. In mid-2025, we plan to request a meeting with the U.S. Food and Drug Administration, or the FDA, to discuss the potential for accelerated approval regulatory pathways for SGT-003.

The FDA has granted orphan drug designation, Fast Track designation and Rare Pediatric Disease designation for SGT-003 for the treatment of Duchenne.

Initial Clinical Data from INSPIRE DUCHENNE Trial of SGT-003

On February 18, 2025, we announced positive initial data from the Phase 1/2 INSPIRE DUCHENNE trial as of the data cutoff date of February 11, 2025. Interim 90-day biopsy data reported in the first three participants showed an average microdystrophin expression of 110%, as measured by western blot, and improvements in multiple biomarkers that are indicators of muscle integrity, health and resilience.

The 90-day data reported as of the data cutoff date of February 11, 2025 includes: microdystrophin expression, measures of restoration and activation of key elements of the dystrophin-associated protein complex, key muscle integrity biomarker evaluation, in each case, from the first three participants dosed in the INSPIRE DUCHENNE trial, and interim safety findings from the first six participants dosed in the INSPIRE DUCHENNE trial. The first three participants are two 5-year-old boys and one 7-year-old boy at the time of dosing. The second three participants are a 6-year-old boy and two 7-year-old boys at the time of dosing.

Microdystrophin Expression and Other Measures at Day 90 (N=3)

	Mean (N=3)	Participant 1	Participant 2	Participant 3
Microdystrophin Expression % Normal (Western Blot)	110%	135%	112%	84%
Microdystrophin Expression % Normal (Mass Spectrometry)	108%	119%	152%	53%
% Dystrophin Positive Fibers (Immunofluorescence)	78%	77%	88%	70%
Vector Copies/Nucleus	18.7	19.8	28.6	7.6
nNOS (neuronal nitric oxide synthase) % Positive Fibers	42%	48%	53%	25%
Beta Sarcoglycan % Positive Fibers	70%	60%	88%	63%

Muscle Integrity Biomarker Evaluation at Day 90 (N=3)

•
Mean reductions observed in markers of muscle injury and stress:
•
Serum creatine kinase (CK) (IU/L) -57%
•
Serum aspartate aminotransferase (AST) (IU/L): -45%

•
Serum alanine transaminase (ALT) (IU/L): -54%
•
Serum lactate dehydrogenase (LDH) (IU/L): -60%
•
Mean reductions observed in markers of muscle breakdown and dystrophic regeneration:
•
Serum titin (pmol/L): -42%
•
Embryonic myosin heavy chain (eMHC) positive fibers: -59%

Measure of Cardiac Biomarkers:

•
At Day 180, we observed a mean cardiac function increase of 8% (N=2) from baseline as measured by left ventricular ejection fraction (LVEF). The third participant had not reached Day 180 follow up as of the data cutoff date of February 11, 2025.
•
We observed a reduction in serum cardiac hs-troponin I (hs-cTnI) of -36% at Day 90 in one participant who entered the trial with elevated hs-cTnI levels. Two of the first three participants entered the trial with normal baseline cTnI levels.
•
Two participants in total (N=6) had elevated troponin at baseline that reduced below initial baseline values post-dose.

Safety Update for the First Six Participants Dosed

SGT-003 has been well tolerated in the six participants dosed as of February 11, 2025. As of the cutoff date, the first six participants have reached at least 20 days post SGT-003 treatment. Adverse events observed after SGT-003 treatment were consistent with those observed in AAV gene therapy. No serious adverse events and no suspected unexpected serious adverse reactions were observed, and there was no evidence of thrombotic microangiopathy, atypical hemolytic uremic syndrome, or hemolysis. No AEs of acute liver injury were observed, including no elevated gamma-glutamyl transferase levels. All treatment-related AEs resolved with no sequelae and none of the AEs that were observed required the use of additional immunomodulatory agents such as eculizumab, sirolimus or rituximab. The most common AEs observed were nausea and vomiting; transient thrombocytopenia (including one Grade 3 episode that resolved within days without intervention and with no evidence of hemolysis observed); infusion related hypersensitivity reaction (including one Grade 3 episode of prolonged fever that resolved within days without intervention); and fever. One adverse event of special interest was observed, which was a Grade 1, mild, transient hs-troponin I elevation that resolved without intervention. There was no clinical evidence of myocarditis and no EKG or echocardiographic changes observed in such participant.

About Friedreich's ataxia

Friedreich's ataxia (FA) is a serious, life threatening, progressive multi system disease that is classically known to affect both cardiac and neurological systems but also involves endocrine, musculoskeletal and other organ systems. FA affects 1 in 40,000 people with an average onset between ages 10 and 15 and average lifespan of less than 40 years. It is estimated that approximately 5,000 patients in the United States and 25,000 patients in the European Union are affected by FA. The disease is due to autosomal recessive variants in the frataxin, or FXN, gene. Specifically, the majority of disease-causing variants are guanine-adenine-adenine expansion repeats located in intron 1 of the FXN gene on chromosome 9; the expansion range varies greatly from 70 to over 1700 repeats. This expansion causes a severe decrease in the expression of frataxin, a 210 amino-acid protein that is expressed as a precursor protein. Frataxin is imported into the mitochondrial matrix where it undergoes proteolytic cleavage to the 130 amino acid mature form, and is involved in iron-sulfur protein production, storage and transport. Alternatively, approximately 5% of patients will have another non-repeat variant in FXN. Frataxin, although ubiquitously expressed, exhibits tissue-specific differences in the levels of expression that partially correlate with sites of disease pathology. Dorsal root ganglia, or DRG, Purkinje and Granule cells in the cerebellum all exhibit high levels of expression. Frataxin expression is also high in non-neuronal tissues such as the heart and pancreas. FA is strongly associated with a high incidence of left ventricular, or LV, wall thickening, cardiomyopathy and diabetes. Frataxin is also highly expressed in tissues not affected in FA, such as liver, kidney and brown fat. FA is associated with a wide range of clinical manifestations including neurological and cardiovascular impact.

Neurological symptoms are key features and are highly penetrant in FA with ataxia and dysarthria being prominent features of the disease. Cerebellar lesions and sensory neuropathy result in ataxia and loss of balance. Visual and hearing impairments also occur. It has been postulated that the onset of sensory neuropathy coincides with the beginning of inflammatory infiltration of the DRG. Modest reductions of frataxin are detrimental to the development of the spinal cord and DRG.

Cardiovascular complications are the most common cause of death in patients with FA, with comorbid cardiomyopathy found in at least 60% of fatalities. Cardiac involvement in FA manifests as cardiac LV wall thickening and resultant diastolic dysfunction. As the disease progresses, the heart becomes fibrotic and dilated, with damage to both the muscle and conduction system. Ultimately, FA cardiac involvement may result in reduced cardiac function (low ejection fraction), cardiac arrhythmias, heart failure, and death. As myocardial fibrosis is believed to be an irreversible end-stage complication, early intervention is key to preventing this most common cause of FA mortality.

There is no cure for FA. On February 28, 2023, Biogen’s SKYCLARYS® (omaveloxolone) was the first drug approved in the United States and European Union for people with FA. While SKYCLARYS® positively effects cellular energy production, there continues to be significant unmet needs for patients with FA and the underlying cause of the disease, FXN deficiency is not addressed.

SGT-212

SGT-212 is a recombinant non-replicating AAVhu68 containing a codon-optimized cDNA that encodes FXN under control of the CB7 promoter and enhancer elements, flanked by AAV2 ITRs.

The vector capsid exhibits broad tissue tropism for effective transduction of a wide range of host cell types including cardiomyocytes and neurons. The expression of the cDNA is under the control of a ubiquitous CB7 promoter, which should lead to increased expression of FXN in many tissue types. Restoration of FXN levels is expected to address the underlying mitochondrial dysfunction, which is a hallmark of FA.

SGT-212 is intended for a dual route of administration: intradentate nuclei, or IDN, infusion using a magnetic resonance imaging (MRI) guided device followed by an IV infusion to increase therapeutic FXN levels in the cerebellar dentate nuclei, or DN, and in the cardiomyocytes, respectively. If functional FXN can be safely restored in these tissues, the mortality mediated by cardiovascular events as well as the neurologic and cardiovascular morbidity of the disease may be able to be treated simultaneously. Systemic administration in the non-clinical models resulted in poor penetration of the DN; therefore, we believe that a dual route of systemic and IDN infusion is needed to appropriately deliver the transgene to the desired tissues.

In January 2025, we announced that the FDA cleared our IND for SGT-212 for the treatment of FA. We anticipate initiating an open-label, multi-center Phase 1b clinical trial of SGT-212 in non-ambulatory and ambulatory adult patients living with FA in the second half of 2025. In the trial, SGT-212 will be administered by dual route of administration: via bilateral infusion to the DN followed by an IV infusion. The planned Phase 1b clinical trial is designed to evaluate the safety and tolerability of SGT-212. Exploratory objectives include assessment of preliminary efficacy and pharmacodynamic activity.

The FDA has granted Fast Track designation to SGT-212 for the treatment of FA.

Cardiac Programs

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

About CPVT

Our lead cardiac program is directed to the primary inherited arrhythmia syndrome CPVT. CPVT is a rare, serious and life-threatening disease which primarily manifests in children in the first and second decades of life, with the mean onset of CPVT symptoms being between seven and nine years of age. CPVT is an inherited cardiac arrhythmia syndrome characterized by adrenergically induced polymorphic arrhythmias in the presence of a normal resting sinus rhythm and a structurally normal heart. It is estimated that approximately 33,000 persons in the United States are affected by CPVT.

CPVT manifestations typically involve syncope, cardiac arrest and/or sudden cardiac death. The most common symptoms/signs include syncope (52-100%), cardiac arrest (8–48%), seizure-like events (40%), and hypoxic-ischemic encephalopathy (20%). CPVT is a significant cause of sudden death at a young age and mortality is high (historically up to 50% by the age of 35). Data from the recent Pediatric and Congenital Electrophysiology Society CPVT registry suggest that three of every four children with CPVT present with life-threatening symptoms, which often occur during resting wakeful activities highlighting the unpredictable nature of CPVT.

To date, there are no medicines approved for the treatment of CPVT and management is directed toward manifestations of the disease with the goal of reducing arrhythmias or eliminating the incidence of life-threatening arrhythmias. Current treatments for CPVT include lifestyle management changes, such as restriction of rigorous physical exercise and avoidance of emotional distress, which are very challenging in the pediatric population, as well as pharmacotherapies requiring strict compliance (e.g. beta-blockers or flecainide alone, or as a combination therapy). Despite available pharmacotherapy options, the occurrence of breakthrough arrhythmia in approximately 30% of patients demonstrates that lifelong compliance is a critical problem. In addition, in some cases implantable cardioverter-defibrillators and/or left cardiac sympathetic denervation are used as treatment for symptomatic CPVT patients, but both are associated with attendant morbidity.

SGT-501

SGT-501 is a gene therapy candidate for the treatment of CPVT, which is caused by a gain of function mutation in the ryanodine receptor 2 (coded for by the RYR2 gene), referred to as RYR2-mediated CPVT. Mutations in RYR2 genes disrupt cardiac calcium, or Ca++, release into the cytoplasm triggering abnormal contraction and relaxation leading to arrhythmias.

Our approach focuses on AAV-mediated therapeutic overexpression, or augmentation, of CASQ2, a calcium-binding protein which, through its role in Ca++regulation, is integral to excitation-contraction coupling in the heart and in regulating the rate of heart beats. CASQ2 expression via AAV is intended to provide durable and continual protection from Ca++ leaks seen in patients with RYR2-mediated CPVT.

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

Non-clinical mouse studies have demonstrated proof of concept for CASQ2 gene replacement using a recombinant AAV8 serotype capsid encoding CASQ2 to mitigate effects associated with an RYR2 mutation.

We have conducted preclinical studies of SGT-501, including three and six-month good laboratory practices, or GLP, toxicology studies. IND-enabling GLP toxicology studies of SGT-501 in non-human primates, including the in-life portion of the six-month toxicology study, were completed in the first quarter of 2025. We anticipate submitting an IND to the FDA for SGT-501 for the treatment of patients with RYR2-mediated CPVT in the first half of 2025.

The FDA and the European Medicines Agency, or EMA, have granted orphan drug designation for SGT-501 for the treatment of CPVT. The FDA recently granted Rare Pediatric Disease designation for SGT-501.

Other Cardiac Candidates

SGT-601

We are currently developing a preclinical stage product candidate, SGT-601, for the treatment of TNNT2 DCM. TNNT2 DCM is a rare cardiac disease characterized by mutations in the gene that codes for cardiac troponin T protein, which helps coordinate contraction of the heart muscle. TNNT2 gene mutations lead to reduced cardiac troponin T protein levels and DCM, which ultimately lead to heart failure. There are no approved therapies addressing the underlying cause of TNNT2 DCM. It is estimated that approximately 27,000 persons in the United States are affected by TNNT2 DCM. TNNT2 DCM is typically diagnosed between ages 20 and 50, with approximately 50% of onset seen by age 30, and has a mortality rate of 50%.

Our approach utilizes an AAV-delivered human TNNT2 transgene with a cardiac-selective promoter to restore functional levels of the troponin T protein. Preclinical studies in mice demonstrated SGT-601’s ability to elicit robust, dose-dependent, cardiac-selective expression of human TNNT2 that was properly localized to the heart cell sarcomere. Efficacy studies in mice suggest that SGT-601 treatment resulted in a restoration of ejection fraction function and a stabilization in cardiac function over time. We anticipate submitting an IND to the FDA for SGT-601 for the treatment of TNNT2 DCM in the second half of 2026.

Other

We also have two cardiac pipeline gene transfer programs, SGT-401 for BAG3-mediated DCM, which is in early preclinical development, and SGT-701 for RBM20 DCM, which is in the discovery stage.

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

RBM20 DCM is a rare inherited cardiac disease characterized by mutations in the RBM20 gene, a cardiac splicing factor that regulates alternative splicing and codes for RNA binding motif protein 20. RBM20 mutations can cause a clinically aggressive form of DCM that is correlated with high rates of heart failure, arrhythmias, and sudden cardiac death.

Platform Technologies

In addition to our gene transfer candidates, we have development programs focusing on platform technologies, including novel capsid libraries, genetic regulators including promoters, UTRs, and introns, immunomodulation technologies, manufacturing purity, and dual gene expression, a technology that allows us to package multiple transgenes into one capsid. These programs are part of our ongoing research efforts to develop innovative technologies that we believe may hold potential to translate into meaningful treatments, and drive future pipeline expansion, which we may seek to out-license to or develop through partnerships and collaborations with other biotechnology companies.

Novel Capsid Programs

Our novel capsid programs are directed toward developing skeletal muscle and cardiac capsid libraries using two approaches designed to enhance skeletal muscle and/or cardiac muscle tropism: rational design and directed evolution. Preclinical data in both wild-type and disease animal models demonstrated that we have developed a library of novel capsids that have shown increased muscle tropism with concomitant decreased liver biodistribution, resulting in improved efficiency compared to AAV9.

We have developed a rationally designed library of proprietary AAV capsids, including AAV-SLB101, the novel capsid used in SGT-003 for Duchenne, with the goal of improving skeletal muscle tropism. We approached this through the insertion of unique peptide sequences into traditional capsids and initially evaluated these candidates through an in vitro screening platform. The primary goal of developing this library was to generate capsids that preferentially target and transduce skeletal muscle cells, compared to traditional capsids such as AAV9. Candidate novel capsids were packaged with our microdystrophin transgene under the control of a muscle-specific promoter, such as CK8, and used to transduce muscle cells. In vitro studies performed in mouse muscle cell lines utilizing numerous novel capsid candidates showed multiple-fold increases in microdystrophin expression over AAV9. Further in vitro characterization of these capsids was performed in human Duchenne muscle cell lines. Results from these studies showed similar findings of multiple-fold increases in expression for novel capsid candidates over AAV9.

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

Using both directed evolution and rational design, we are developing multiple additional libraries of novel AAV capsids with the goal of enhancing cardiac tissue tropism and avoiding liver transduction.

We are using non-human primates, pigs, and mice as selection models to screen libraries at the level of RNA expression. Selection for effective transduction in cardiac tissue across different mammalian species is intended to identify capsid variants that potentially utilize conserved transduction mechanisms and may therefore be more likely to exhibit efficacy in humans. Our first cardiac-tropic capsid library has completed evaluation in all three mammalian species, with anticipated final capsid selection expected in the fourth quarter of 2025.

Manufacturing and Supply

Currently, we are working to develop and optimize a transient transfection manufacturing process for producing drug product for our current and future Candidates. This process will build on industry-wide accepted practices and is expected to increase the yield, robustness and scalability of our current methods.

SGT-003, SGT-212 and SGT-501 are manufactured using transient transfection which requires processing steps that are more complex than those required for most chemical pharmaceuticals. We also intend to use transient transfection manufacturing for our other Candidates. We selected a manufacturing process that we believe will be scalable to support clinical and commercial production needs for SGT-003, SGT-212 and SGT-501. The transient transfection process was selected to efficiently advance SGT-003, SGT-212 and SGT-501 along their respective development timelines.

We currently rely on third-party manufacturers for supply of SGT-003, SGT-212 and SGT-501 and plan to rely on third-party manufacturers for our other Candidates. In October 2021, we announced a partnership with a cell and gene therapy-focused contract development and manufacturing organization for the development and clinical stage manufacture of SGT-003. As part of our recently completed asset purchase from FA212 LLC, or FA212, we also acquired sufficient GMP clinical materials from FA212 to supply the planned Phase 1b clinical trial for SGT-212.

We are supplying, and expect to continue to supply, our ongoing and future preclinical and clinical development programs with drug produced at a cGMP compliant facility located at one of our contract manufacturing organizations. We ultimately intend to establish the capability and capacity to supply Candidates at commercial scale in alignment with program timeframes.

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

We own and in-license various patents, patent applications, know-how and trade secrets relating to the development and commercialization of our gene therapy candidates and platform technologies. As of February 28, 2025, our patent portfolio includes both owned and in-licensed patent families relating to our gene therapy programs and platform technologies.

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

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent or patent application. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, subject to certain limitations and provided statutory and regulatory requirements are met (for more information, please see “Business— Government Regulation and Product Licensure —U.S. Patent Term Restoration”). In the future, if and when our candidates receive approval from the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents we may obtain in the future covering those products, depending upon the length of the clinical trials for each product and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our candidates will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our owned and licensed pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive in the future may be challenged, invalidated or circumvented. In addition, because of the extensive time required for clinical development and regulatory review of a candidate we may develop, it is possible that, before any of our candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting protection such patent would afford the respective product or products and any competitive advantage such patent may provide.

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

Duchenne

Exclusive of our platform technologies, our Duchenne program includes three patent families with respect to microdystrophin and promoter sequences. We have filed one pending U.S. non-provisional patent application, and ten pending patent applications in foreign jurisdictions, and have also exclusively licensed three issued U.S. patents, one pending U.S. non-provisional patent application, and eighteen granted patents and seven pending patent applications in foreign jurisdictions. The issued U.S. patents are projected to expire between 2028 and 2036, excluding any patent term adjustments and any patent term extensions, and any U.S. patents that may issue from the pending U.S. non-provisional patent applications would be projected to expire between 2036 and 2042, excluding any patent term adjustments and any patent term extensions.

FA

Exclusive of our platform technologies, our FA program includes eight patent families. We have filed one pending U.S. non-provisional patent application, and have also exclusively licensed two U.S. patents, four pending U.S. non-provisional patent applications, and 16 pending patent applications in foreign jurisdictions. The issued U.S. patents are projected to expire in 2036, excluding any patent term adjustments and any patent term extensions, and any U.S. patents that may issue from the pending U.S. non-provisional patent applications would be projected to expire between 2036 and 2044, excluding any patent term adjustments and any patent term extensions.

CPVT

Exclusive of our platform technologies, our CPVT program includes two patent families. We have exclusively licensed four issued U.S. patents, one pending U.S. non-provisional patent application, 21 granted patents and six pending patent applications in foreign jurisdictions. The issued U.S. patents are projected to expire in 2032, excluding any patent term adjustments and any patent term extensions, and any U.S. patents that may issue from the pending U.S. non-provisional patent applications currently pending would be projected to expire in 2039, excluding any patent term adjustments and any patent term extensions.

Platform Technologies

We own or license patents, patent applications and know-how related to various platform technologies. Certain of these technologies may be applicable to one or more of our current or future gene therapy candidates.

Our capsid program includes two patent families related to modified AAV capsids. We have filed one pending U.S. patent application and ten pending patent applications in foreign jurisdictions. Any U.S. patents that may issue from the pending U.S. non-provisional patent application would be projected to expire in 2040, excluding any patent term adjustments and any patent term extensions.

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

FA212 LLC Asset Purchase Agreement

In September 2024, we entered into a purchase agreement with FA212 for the purchase of certain intellectual property including patents and assigned licenses, related to a preclinical drug candidate, which we now refer to as SGT-212, assigned manufacturing contracts as well as research and development materials such as manufactured materials and samples. The assets include an exclusive license for the gene therapy underlying SGT-212 from the University of Pennsylvania.

SGT-212 is designed as a dual-route administration AAV gene therapy aimed at treating the major manifestations of FA. SGT-212 is designed to be delivered via both IV and IDN infusion administration, which offers a novel approach to address FA’s complex pathology.

Under the terms of the agreement, we made an upfront payment of $1.0 million to FA212. Additionally, FA212 is eligible to receive development milestone payments of up to $34.0 million and cumulative sales milestone payments of up to $21.0 million, upon achievement of specified milestone events, and tiered royalties on net sales in the low-single-digits. Certain development milestone payments are payable in either cash, equity, or a combination of both at our discretion. We also assumed from FA212 contingent development milestone payments of up to $4.2 million, regulatory milestone payments of up to $13.0 million, cumulative sales milestone payments of up to $27.5 million, and tiered royalties on worldwide net sales in the mid-single digits, each of which are payable to the University of Pennsylvania.

In February 2025, we made the first milestone payment of 975,496 shares of our common stock to FA212 following the FDA's clearance of our IND for SGT-212 for the treatment of FA.

As part of the asset purchase, we also acquired sufficient GMP clinical materials from FA212 to supply the planned Phase 1b clinical trial of SGT-212.

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

We paid Maugeri an upfront license fee of €1.5 million, which was recorded as research and development expense during the second quarter of 2023. Additionally, we agreed to cumulative developmental, regulatory, and commercial milestone payments of up to €15.0 million, cumulative sales milestone payments of up to €15.0 million, upon achievement of specified milestone events, and tiered royalties on worldwide net sales in the low-to-mid-single-digits. There were no milestones achieved during the years ended December 31, 2024 and December 31, 2023.

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

In consideration for the rights granted by the agreement, we paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. We are required to reimburse the University of Washington for costs incurred in applying for, prosecuting and maintaining patents and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2024 and 2023. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. In October 2020, the license agreement was amended such that we were required to pay the University of Washington $375 thousand in connection with the execution of the collaboration and license agreement, or the Collaboration Agreement, with Ultragenyx Pharmaceutical Inc., or Ultragenyx, in October 2020. This payment was recorded as a research and development expense in the fourth quarter of 2020. The license agreement was also amended such that we are required to pay an aggregate of approximately $3.4 million upon the achievement of certain milestones. We must also pay royalties of a low single digit percentage of future sales by us and our sublicensees of products developed under the licensed patent rights. In addition, we must pay an annual maintenance fee until certain milestones are achieved, at which time a minimum annual royalty requirement will replace such maintenance fee and will apply to us and our sublicensees.

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

There were no milestones achieved during the years ended December 31, 2024 and 2023. We must pay a royalty of a low single digit percentage of future sales or by its sublicensees of products developed using the licensed patents. In addition, we must pay an annual maintenance fee until certain milestones are achieved, after which time a minimum annual royalty will replace such maintenance fee.

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

University of Florida License Agreements

We, and our subsidiary AavantiBio Inc., or AavantiBio, have entered into several license agreements with the University of Florida Research Foundation, Inc., or UFRF. Broadly, the agreements relate to FA and certain early-stage cardiac candidates, including SGT-401, SGT-601 and SGT-701. Under each agreement we obtained an exclusive, royalty-bearing, sublicensable, world-wide license to certain patents and patent applications and a royalty-bearing non-exclusive license under the know-how, to make, have made, use, see, have sold, import and export licensed products. UFRF retains the right to practice the patent rights and know-how for internal non-commercial research, including research sponsored by commercial entities, and educational purposes.

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

Under each agreement, we are obligated to use commercially reasonable efforts to develop and commercialize products covered by the licensed patent rights or know-how and to achieve certain regulatory and commercialization milestones within estimated time periods. Under the agreements entered in 2023 and 2024, we agreed to pay to UFRF cumulative sales milestones of up to $8.5 million and $27.0 million, respectively upon achievement of specified milestone events and tiered royalties on worldwide net sales in the low-to-mid-single digits.

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

Mayo Clinic Collaboration and License Agreement

In December 2024, we entered into a collaboration, patent and know-how license agreement with the Mayo Foundation for Medical Education and Research, or Mayo, to further advance our research and development efforts in the field of genetic therapies, particularly for rare and debilitating cardiac diseases. This partnership focuses on leveraging Mayo's expertise in clinical research and our cutting-edge gene therapy platforms to explore innovative treatment options.

As part of the collaboration, we will be providing manufactured viral materials and chemistry, manufacturing and controls know-how while Mayo will be responsible for supporting all preclinical research through IND-enabling studies for six programs. We will then be responsible for the clinical development of programs chosen by us to develop. Under the terms of the collaboration, we and Mayo agreed to share intellectual property rights arising from the collaboration, while we retain exclusive rights to commercialize any resulting approved therapies.

In connection with the entry into the agreement, we made a one-time upfront payment of $0.6 million in cash to Mayo and issued 364,990 shares of our common stock to Mayo in December 2024. Additionally, Mayo is eligible to receive cumulative developmental and regulatory milestones of $7.0 million, cumulative sales milestone payments of up to $18.0 million, upon achievement of specified milestone events, and tiered royalties on worldwide net sales in the low-to-high-single-digits for each licensed product developed by us under the agreement. We have also agreed to pay an annual $0.6 million know-how access fee to Mayo.

The agreement also includes provisions for the potential sublicensing of certain intellectual property rights. We will also be responsible for reimbursing Mayo for costs incurred in the prosecution and maintenance of any patents resulting from the collaboration.

The collaboration remains in effect for the duration of the intellectual property rights associated with any therapies developed under the agreement. Either party may terminate the agreement with proper notice should specific terms be breached or should an insolvency-related event occur.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. This is also true in treatments of neuromuscular diseases, such as Duchenne and FA, cardiac diseases, such as CPVT, as well as in gene therapy. While we believe that our focus, strength of team, expertise in gene therapy, scientific knowledge and intellectual property provide us with competitive advantages, we face competition from several different sources, including large and small biopharmaceutical companies, academic research institutions, government agencies and public and private research institutions. Not only must we compete with other companies that are focused on gene transfer technology, but any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

We are aware of a number of companies and research institutions developing gene transfer programs progressing in Duchenne. For example, in June 2023, Sarepta Therapeutics, Inc., or Sarepta, announced that it had received accelerated approval for its gene therapy candidate ELEVIDYS® for the treatment of ambulatory pediatric patients aged 4 through 5 years with Duchenne. In June 2024 Sarepta announced an expanded US approval of ELEVIDYS® for patients who are at least 4 years of age including full approval for ambulatory Duchenne patients and accelerated approval for non-ambulatory Duchenne patients. We are also aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfers for Duchenne, including, Genethon with a product candidate currently being evaluated in a Phase 1/2/3 clinical trial and REGENXBIO Inc. with a product candidate in Phase 1/2/3 clinical development.

We are also aware of a number of companies and research institutions developing gene transfer programs in FA. For example, Lexeo Therapeutics is developing an IV gene therapy to treat the cardiac manifestations of FA. Other competitors currently developing gene therapies to treat FA are in preclinical development, including Neurocrine Biosciences in collaboration with Voyager Therapeutics. We are also aware of other companies developing non-gene therapies for FA, such as Design Therapeutics, Larimar Therapeutics, and PTC Therapeutics who has a PDUFA target action date of August 19,

2025. Biogen’s SKYCLARYS® (omaveloxolone) was approved for the treatment of FA in adults and adolescents aged 16 and older by the FDA and the European Commission in February 2023 and February 2024, respectively.

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

Government Regulation and Product Licensure

U.S. Government Regulation and Product Licensure

In the United States, biologic products including gene therapy products, such as our lead candidates, are licensed for marketing by the FDA under the Public Health Service Act, or PHS Act, and regulated by the FDA under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, as well as by other federal, state and local statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding rules and regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, recordkeeping, distribution, marketing, pricing, post-approval monitoring, reporting, advertising and other promotional practices involving biologic products. FDA approval must be obtained before conducting human clinical testing of biologic products. FDA must license a biologic product before it may be marketed within the United States.

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
•
potential FDA audit of the non-clinical and clinical trial sites that generated the data in support of the BLA;
•
payment of user application and program fees;
•
FDA review and licensure of the BLA for particular indications in the United States; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies and Investigational New Drug Application

Before testing any biologic product candidate in humans, including a gene therapy product candidate, the product candidate must undergo preclinical testing. Preclinical tests, also referred to as non-clinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as in vivo studies to assess the potential safety and activity of the product candidate and to establish a rationale for therapeutic use. These studies are generally referred to as IND-enabling studies. The conduct of certain non-clinical studies must comply with federal regulations and requirements, including GLPs and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and PHSA that required animal testing in support of a BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems or bioprinted or computer models.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring committee, or DMC. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Clinical trials involving recombinant DNA also must be reviewed by an IBC a local institutional committee that reviews and oversees basic and clinical research and utilizes recombinant DNA at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials. Unlike most guidance documents issued by the FDA, the diversity action plan guidance, when finalized, will have the force of the law because FDORA specifically dictates that the form and manner for submission of diversity action plans are specified in FDA guidance. In January 2025, in response to an executive order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

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

Finally, sponsors of certain clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The PHSA grants the Secretary of Health and Human Services the, or HHS, authority to issue a notice of noncompliance to a responsible party to failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. As of December 19, 2024, the FDA has issued six notices of non-compliance, signaling the government’s willingness to enforce these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. At the conclusion of these meetings, the FDA will typically provide its responses to questions posed by the sponsor regarding the clinical development program. The FDA will not indicate whether an NDA or BLA will be approved, but it will provide guidance to the sponsor on various questions, including whether an application should be submitted in the first place on the basis of the studies and data proposed by the sponsor. The agency may also generally express support for the sponsor’s approach in the clinical development program but indicate that questions concerning whether the data support approval will be subject to review by the agency following its acceptance for filing of the NDA or BLA. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

Clinical Studies Outside the United States in Support of FDA Approval

In connection with our clinical development program, we may conduct trials at sites outside the United States. When a foreign clinical trial is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP requirements, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for IND studies.

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

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with initiation, conduct, or completion of clinical trials that could support marketing approval of the product or otherwise compromise the potential development of the product.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2025 is approximately $4.3 million for an application requiring clinical data. The sponsor of an approved BLA is also subject to an annual program fee, which for federal fiscal year 2025 is currently $403,889 per eligible prescription product. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the BLA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of first licensure of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was first licensed. Even if a product is considered to be a reference product eligible for regulatory exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product regulatory exclusivity period, but none has been enacted to date. Since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing regulatory exclusivity, including reference product and orphan exclusivity. This six-month exclusivity may be granted if an application sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity cover the product are extended by six months. Thus, pediatric exclusivity adds six months to existing exclusivity periods applicable to biological products under the BPCIA—namely, the four-year period during which the FDA will not consider an application for a biosimilar product, and the 12-year regulatory exclusivity period during which the FDA will not approve a biosimilar application.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. In January 2023, FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. More recently however, on February 14, 2025, a federal district court in Washington, DC fully embraced the reasoning of the court decision in another decision challenging the scope of orphan drug exclusivity. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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
•
Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.

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

With passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed) and use expedited procedures to withdraw accelerated approval of a BLA if certain conditions are not met, including where the confirmatory trial fails to verify the product’s clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval trial of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the FDA Commissioner or the Commissioner’s designee and a written appeal, among other things. In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. This guidance describes the FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

Further, although physicians may prescribe legally available products for unapproved uses or patient populations, which are commonly referred to as “off-label uses,” manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a biologic. If a company is found to have promoted off-label uses, it may become subject to administrative and judicial enforcement by the FDA, the Department of Justice, or DOJ, or the Office of the Inspector General of the HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. For example, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market. Manufacturers were required by November 2023 to have such systems and processes in place to comply with the DSCSA, but, so as not to disrupt supply chains, the

FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.

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

In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be "unfair" under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC's evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the DOJ recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive US data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020, and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency—the California Privacy Protection Agency—whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, a number of states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime over the next several years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws that will go into effect over the next several years. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs' lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

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

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive were governed by said directive until January 31, 2025. Beginning January 31, 2025, all clinical trials (including those which are ongoing) are subject to the provisions of the CTR. The failure to transition ongoing clinical trials to the Clinical Trials Regulation can result in corrective measures under Article 77 of the Clinical Trials Regulation, including revocation of the authorization of the clinical trial or suspension of the clinical trial as well as criminal sanctions and fines under national law of EU Member States.

Parties conducting certain clinical trials must post clinical trial information in the European Union at EudraCT website: https://eudract.ema.europa.eu.

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

Exceptional Circumstances

A marketing authorization may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This marketing authorization is similar to the conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike the conditional marketing authorization, the applicant does not have to provide the missing data and will never have to. Although the marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the marketing authorization, the EMA or the competent authorities of the EU Member States make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

Orphan Drug Designation and Exclusivity

The criteria for designating an orphan medicinal product in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition. The term “significant benefit” is defined in Regulation (EC) 847/2000 to mean a clinically relevant advantage or a major contribution to patient care.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol as amended by the “Windsor Framework”. As of January 1, 2025, the MHRA is responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the European Union.

As of January 1, 2024, a new international recognition procedure, or IRP, applies which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RR notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or a positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. Several states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. In January 2024, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. Florida will also need to relabel the products and perform quality testing of the products to meet FDA standards.

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

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Medicare Part D drugs in 2027, 15 Medicare Part B or Part D drugs in 2028, and 20 Medicare Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. In August 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions and the prices will become effective January 1, 2026. In January 2025, CMS announced the next 15 drug and biologic prices that will be subject to the IRA’s price negotiation provisions. CMS issued a public statement on January 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $2,000 a year beginning in 2025.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs.

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

Human Capital

We recognize that attracting, motivating and retaining talented employees is vital to our success. We value the health and wellness of our employees and their families. It is our goal to deliver innovative programs that provide choice, quality and value. We aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. Our success also depends on our ability to attract, engage and retain a talented group of employees. Our efforts to recruit and retain a talented and passionate workforce with different experiences, perspectives and backgrounds include providing competitive compensation and benefits packages.

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

As of December 31, 2024, we employed 100 full-time employees, including 65 in research and development and 35 in general and administrative positions, and of which 24 of our employees hold Ph.D. or M.D. degrees.

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

Since inception, we have incurred significant net losses. Our net losses were $124.7 million and $96.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $783.5 million. Prior to our acquisition of AavantiBio, Inc., or the Acquisition, we devoted substantially all of our efforts to research and development, including clinical development of SGT-001, which we are no longer developing, and preclinical development of SGT-003, as well as to building out our management team and infrastructure. Following the Acquisition, we also began devoting efforts to preclinical development of our other Candidates, clinical development of SGT-003, as well as building out our management team. We expect that it could be several years before we have a commercialized product, and we may never have a commercialized product. We expect to continue to incur significant expenses and see continued operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•
continue to enroll patients in our INSPIRE DUCHENNE trial and advance clinical development of SGT-003;
•
advance our other Candidates into clinical trials, including our planned Phase 1b clinical trial of SGT-212 in adult patients with FA;
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

To become and remain profitable, we must develop and eventually commercialize one or more Candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we continue to enroll patients in and conduct the INSPIRE DUCHENNE trial, initiate enrollment in our planned Phase 1b clinical trial of SGT-212, and continue to develop our pipeline and complete ongoing and planned preclinical studies and clinical trials of our Candidates, obtain marketing approval for our Candidates, develop adjacent technologies such as assays, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future Candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. Moreover, the manufacturing process requires materials which may fluctuate in cost or be limited or unavailable to us, as well as relationships with contract development and manufacturing organizations to facilitate the manufacturing process. We may never succeed in any of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our Candidates. In addition, if we obtain marketing approval for our Candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2024, together with the net proceeds from our underwritten offering that closed on February 19, 2025, will be sufficient to fund our operating expenses and capital requirements into the first half of 2027, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of our Candidates.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of the INSPIRE DUCHENNE trial, our planned Phase 1b clinical trial of SGT-212 and any future clinical trials of our Candidates;
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
•
the extent to which we acquire or in-license other candidates, technologies and intellectual property; and
•
if and as we need to adapt our business in response to public health emergencies or pandemics and collateral consequences related thereto.

Identifying potential candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to submit a BLA or obtain marketing approval and achieve product sales. In addition, our Candidates, if approved, may not achieve commercial success. Our product revenue, if any, will be derived from or based on sales of our Candidates that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies or pandemics and geopolitical events, including civil or political unrest. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring rights to our technology, conducting research and development activities, establishing research and development collaborations, identifying and acquiring Candidates, establishing manufacturing arrangements and undertaking preclinical studies and clinical trials. As a company, we have limited experience in clinical development. We have not yet demonstrated the ability to complete clinical trials of any Candidate, obtain marketing approvals, manufacture at commercial-scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions our stockholders make about our prospects may not be as accurate as they could be if we had a longer operating history or prior experience integrating acquired businesses into our existing business.

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

Risks Related to the Development of our Candidates

Our gene transfer Candidates utilize novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. To our knowledge, only a limited number of gene transfer products have been approved for commercialization in the United States and the European Union.

Our future success depends on our successful development of our Candidates. Our risk of failure is high. We have experienced problems and delays in developing SGT-001, which we are no longer developing, and may in the future experience problems or delays in developing Candidates. Any such problems or delays would cause unanticipated costs, and any development problems may not be solved. For example, we or another party may uncover a previously unknown risk associated with our Candidates, the adeno-associated virus, or AAV, capsid, construct or other issues resulting in toxicity or lack of efficacy that may be more problematic than we currently believe and this may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional clinical testing.

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

In addition, the product specifications and the clinical trial requirements of the FDA, the European Commission, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. The regulatory approval process for novel product candidates such as ours is unclear and can be more expensive and take longer than for other, better known or more extensively studied product candidates. To our knowledge, only a limited number of gene transfer products have been approved for commercialization in the United States and the European Union. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our gene transfer Candidates in either the United States or the European Union, if at all. Approvals by the European Commission may not be indicative of what the FDA may require for approval and vice versa.

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
•
our reputation may suffer.

One of our prior clinical trials had been placed on clinical hold by the FDA in the past, and we cannot guarantee that similar events will not happen in ongoing, planned and future clinical trials for our Candidates.

In November 2019, the FDA placed a clinical hold on SGT-001 following a serious adverse event in IGNITE DMD. The third patient in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event deemed related to the study drug that was characterized by complement activation, thrombocytopenia, decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency. In April 2021, an eighth patient was treated with SGT-001. The patient experienced a systemic inflammatory response which has since fully resolved. The event was classified as a serious adverse event and considered by the investigator to be drug related. While SGT-003 utilizes a different capsid than SGT-001 and includes other changes to the construct and manufacturing process to help avoid or mitigate any such events, we cannot guarantee that similar serious adverse events or clinical holds will not happen in ongoing and future clinical trials of SGT-003. We also cannot guarantee that similar serious adverse events or clinical holds will not happen in planned and future clinical trials of any of our other Candidates.

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

We are early in our development efforts and we have never completed a clinical trial. In the second quarter of 2024, patient dosing commenced in our INSPIRE DUCHENNE trial. We anticipate initiating a Phase 1b clinical trial of SGT-212 in adults with FA in the second half of 2025. Our other current Candidates are still in preclinical development. Preclinical studies involve a lengthy and expensive process with an uncertain outcome. There are many potential preclinical models to test for different disease states, and we could fail to choose the best or a predictive preclinical model to determine proof of concept and potential safety and efficacy of our Candidates. We may decide to suspend further testing on our Candidates or technologies if, in the judgment of our management and advisors, the preclinical test results do not support further development.

We will need to successfully initiate our planned clinical trials and complete our ongoing clinical trials in order to obtain FDA approval to market SGT-003, SGT-212 and other Candidates. We have limited experience in preparing, submitting and prosecuting regulatory submissions, and have not previously submitted a BLA for any Candidate. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or to begin as proposed, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. This may be particularly true for design of a pivotal trial for the treatment of Duchenne as the FDA has not given clear guidance as to the necessary endpoints for approval of a treatment for Duchenne. In addition, we cannot be certain how many clinical trials of SGT-003, SGT-212 or other Candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of SGT-003, SGT-212 or other Candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of Candidates that we develop. Failure to commence or complete, or delays in, clinical trials, could prevent us from or delay us in commercializing SGT-003, SGT-212 and other Candidates.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials are not necessarily predictive of results from future clinical trials and are not necessarily indicative of final results. Our preclinical studies for certain Candidates in animals have been limited. There is a high failure rate for gene therapy and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical studies and clinical trials are subject to varying interpretations, which may delay, limit or prevent regulatory approval. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our Candidate development. Our Candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. This failure could cause us to abandon any of our Candidates.

Preliminary or interim data that we announce or publish from time to time may change as more data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may announce or publish preliminary or interim data from clinical trials. Positive preliminary or interim data may not be predictive of such trial’s subsequent or overall results. Preliminary or interim data are subject to the risk that one or more of the outcomes may materially change as more data becomes available. Additionally, preliminary or interim data are subject to the risk that one or more of the biologic or clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Therefore, positive preliminary or interim data in any ongoing clinical trial, including the INSPIRE DUCHENNE trial, may not be predictive of such results in the completed trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. As a result, preliminary or interim data that we report may differ from future results from the clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, preliminary or interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to preliminary or interim data could significantly harm our business prospects.

We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our Candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the Candidate for its intended indications. Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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
•
delays as a result of public health emergencies or pandemics or other global instability; or
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

We do not have the personnel capacity to conduct or manage the clinical trials that will be necessary for the development of our Candidates. For our INSPIRE DUCHENNE trial we are relying, and for any planned and future clinical trials we expect we will rely on third parties to assist us in managing, monitoring and conducting our clinical trials. If these third parties fail to comply with applicable regulations or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures and, therefore, clinical trials for SGT-003 or other Candidates may be delayed or unsuccessful.

Furthermore, the FDA can be expected to inspect some or all of the clinical sites participating in our clinical trials to determine if our clinical trials are being conducted according to GCPs. If the FDA determines that these clinical sites are not in compliance with applicable regulations, we may be required to delay, repeat or terminate the clinical trials.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of SGT-003, SGT-212 or our other Candidates.

Identifying and qualifying patients to participate in any clinical trials of SGT-003, SGT-212 and our other Candidates are critical to our success. Because of our primary focus on rare diseases, we may have difficulty enrolling a sufficient number of eligible patients. The timing of any clinical trials depends on our ability to recruit patients to participate as well as complete required follow-up periods. If patients are unwilling or unable to participate in our gene therapy clinical trials, including because of negative publicity from adverse events related to our Candidates, other approved therapies, or due to competitive clinical trials or approvals for similar patient populations, clinical trials in products employing our capsid or our platform or for other reasons, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval of SGT-003, SGT-212 or other Candidates may be delayed. We may also experience delays if patients withdraw from the clinical trial or do not complete the required monitoring period. Furthermore, we may face difficulties in recruiting patients to enroll in, or once enrolled, retaining patients in future clinical trials if they or their caretakers are affected by public health emergencies or pandemics or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of public health emergencies or pandemics or other unforeseen events. These delays could result in increased costs, delays in advancing SGT-003 or other Candidates, delays in testing the effectiveness of our Candidates or termination of clinical trials altogether.

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

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. In January 2025, in response to an executive order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

We plan to conduct clinical trials at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.

We plan to conduct clinical trials, including the INSPIRE DUCHENNE trial, with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted at sites outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, where data from foreign clinical trial sites are not intended to serve as the sole basis for approval in the United States, the FDA will not accept the data as support for a marketing application unless the clinical trial was well designed and conducted in accordance with GCP requirements. The FDA must also be able to validate the data from the trial through an onsite inspection, if necessary. Where data from foreign clinical trial sites are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, these clinical trials are subject to the applicable local laws of the jurisdictions where the trials are conducted. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

In addition, conducting clinical trials outside the United States could have a significant adverse impact on us. Risks inherent in conducting international clinical trials include:

•
clinical practice patterns and standards of care that vary widely among countries;
•
non-U.S. regulatory authority requirements that could restrict or limit our ability to conduct our clinical trials;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
administrative burdens of conducting clinical trials under multiple non-U.S. regulatory authority schema;
•
foreign exchange fluctuations;
•
diminished protection of intellectual property in some countries; and
•
interruptions or delays resulting from geopolitical events, such as wars.

The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR aims to simplify and streamline the authorization, conduct and transparency of clinical trials in the EU. We have not previously secured authorization to conduct clinical trials in the European Union pursuant to the CTR and, accordingly, there is a risk that we may be delayed in commencing such studies. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

Further, under the Pediatric Research Equity Act of 2003, a BLA or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic Candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our Candidates for which we are seeking regulatory approval in the U.S. or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action, invalidation of the marketing application, and/or financial penalties. Our collaborators are also subject to similar requirements outside of the United States and the European Union and thus the attendant risks and uncertainties.

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

Further, there is substantial uncertainty as to how measures being implemented by the new Trump Administration across the government will impact the FDA, CMS and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders, which could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If these or other orders or executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, the loss of FDA personnel could lead to further disruptions and delays in FDA review and oversight of our product candidates. Similarly, efforts by the new administration to substantially reduce or delay research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

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

Finally, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states filed an amended complaint in the U.S. District Court for the Northern District of Texas challenging the FDA’s actions. Depending on the outcome of this litigation our ability to develop new drug Candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency, such as the FDA, acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

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

Even if we receive FDA approval of one or more of our Candidates in the United States, approval of a Candidate in the United States by the FDA does not ensure approval of such Candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Future sales of our Candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials, manufacturing and marketing approval. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. If we submit a marketing authorization application, or MAA, to the EMA for approval of SGT-003, SGT-212 or other Candidates in the European Union, obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our Candidates in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for our Candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced, and our ability to realize the full market potential of our Candidates will be harmed.

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025 the MHRA is responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our Candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023 with several amendments requested in April 2024. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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

We may seek a regenerative medicine advanced therapy designation for some of our Candidates. A regenerative medicine advanced therapy is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The regenerative medicine advanced therapy program is intended to facilitate efficient development and expedite review of regenerative medicine advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A BLA for a regenerative medicine advanced therapy may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

The FDA has granted rare pediatric disease designation to SGT-003 for the treatment of Duchenne and SGT-501 for the treatment of CPVT.

We may seek a fast track designation for one or more of our Candidates. However, such designation may not actually lead to a faster development or regulatory review or approval process. We might not receive such designation for one or more of our Candidates.

If a therapy is intended for the treatment of a serious condition and non-clinical or clinical data demonstrates the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA fast track designation. However, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. The FDA has broad discretion with respect to whether or not to grant fast track designation to a product candidate, so even if we believe a particular Candidate is eligible for such designation, the FDA may decide not to grant it. Moreover, we may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program or if the unmet need has been fulfilled with the approval of another product. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

The FDA has granted fast track designation to SGT-003 for the treatment of Duchenne and to SGT-212 for the treatment of FA.

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

We face significant competition and our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our ability to develop, successfully market or commercialize our Candidates. Changes within the competitive landscape could lead us to alter our regulatory and/or clinical trial strategy, baseline eligibility criteria or make other modifications to clinical trial designs.

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

We are aware of a number of companies and research institutions developing gene transfer programs progressing in Duchenne. For example, in June 2023, Sarepta Therapeutics, Inc., or Sarepta, announced that it had received accelerated approval for its gene therapy candidate ELEVIDYS® for the treatment of ambulatory pediatric patients aged 4 through 5 years with Duchenne. In June 2024, Sarepta announced an expanded US approval of ELEVIDYS® for patients who are at least 4 years of age including full approval for ambulatory Duchenne patients and accelerated approval for non-ambulatory Duchenne patients. We are also aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfers for Duchenne, including Genethon with a product candidate currently being evaluated in a Phase 1/2/3 clinical trial and REGENXBIO Inc. with a product candidate in Phase 1/2/3 clinical development.

We are also aware of a number of companies and research institutions developing gene transfer programs in FA. For example, Lexeo Therapeutics is developing an IV gene therapy to treat the cardiac manifestations of FA. Other competitors currently developing gene therapies to treat FA are in preclinical development, including Neurocrine Biosciences in collaboration with Voyager Therapeutics. We are also aware of other companies developing non-gene therapies for FA, such as Design Therapeutics, Laminar Therapeutics, and PTC Therapeutics who has a PDUFA target action date of August 19, 2025. Biogen’s SKYCLARYS® (omaveloxolone) was approved for the treatment of FA in adults and adolescents aged 16 and older by the FDA and the European Commission in February 2023 and February 2024, respectively.

We are also aware of several companies and research institutions conducting clinical trials in small molecule product candidates focused on CPVT, including Armgo Pharmaceuticals, Inc. with an orally administered Rycal in a Phase 2 clinical trial and Cardurion Pharmaceuticals with an orally administered CAMKII-delta inhibitor candidate in a Phase 2 clinical trial.

Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are first to market or are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than any Candidate that we may develop. Changes within the competitive landscape could lead us to alter regulatory and/or clinical trial strategy, baseline eligibility criteria or make other modifications to clinical trial designs.

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

While we have retained all necessary rights to and are developing on our own SGT-003, SGT-212 and other Candidates, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to SGT-003, SGT-212 or other Candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our Candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations that we enter into may not be successful, and any success will depend heavily on the efforts and activities of such collaborators. Collaborations pose a number of risks, including the following:

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
•
collaborators could develop products that compete directly or indirectly with our Candidates and products pursuant to the collaboration;
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

We have limited gene therapy manufacturing experience and could experience production problems and delays in obtaining regulatory approval of our manufacturing processes, which could result in delays in the development or commercialization of SGT-003, SGT-212, SGT-501, or our other Candidates. In addition, changes to manufacturing sites or processes, or formulations for our Candidates may result in additional cost or delay.

We have limited experience manufacturing SGT-003, SGT-212, SGT-501 and our other Candidates. The manufacturing process we have used historically and the manufacturing process we plan to use in the future to produce product for our Candidates are complex and our processes have not been validated for commercial use. As Candidates progress through preclinical studies and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to enhance safety, quality, efficacy, yield, manufacturing batch size, minimize costs and achieve consistent results. For example, we have moved to a transient transfection-based manufacturing process for SGT-003 and while we have observed early positive results in preclinical studies and in our ongoing INSPIRE DUCHENNE trial using this new manufacturing process, any further changes in manufacturing or formulation may result in effects and results that are different from those observed in our completed studies to date. Similarly, in the future we may further alter our existing process or introduce an alternative process or formulation of one or more of our Candidates during the course of our planned preclinical studies or clinical trials. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our Candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay initiation or completion of clinical trials, require the conduct of bridging studies or clinical trials or the repetition of one or more studies or clinical trials, increase development costs, delay approval of our Candidates and jeopardize our ability to commercialize our Candidates, if approved, and generate revenue.

The production of SGT-003, SGT-212 and SGT-501 uses a transient transfection-based process which requires processing steps that are more complex than those required for most chemical pharmaceuticals. We also intend to use transient transfection manufacturing for our other Candidates. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene therapy candidate such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we have and will continue to employ multiple steps to control our manufacturing processes to assure that the process works and that SGT-003, SGT-212, SGT-501 and our other Candidates are made strictly and consistently in compliance with such processes. We must supply all necessary documentation in support of an IND, BLA or MAA on a timely basis and must adhere to the FDA’s and the European Union’s cGMP requirements before we can obtain marketing approval for SGT-003, SGT-212, SGT-501, and other Candidates. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP requirements, by performing extensive audits of contract laboratories, manufacturers and suppliers.

We currently rely on multiple third-party manufacturers for supply of SGT-003, SGT-212 and SGT-501 and plan to rely on third-party manufacturers for our other Candidates. In order to produce sufficient quantities of Candidates for clinical trials and initial U.S. commercial demand, we have and will continue to further optimize and increase the capacity of our manufacturing process at our third-party manufacturers. We may need to make changes to our manufacturing processes, beyond implementation of a transient transfection-based manufacturing process. We may not be able to produce sufficient quantities of drug product due to several factors, including capacity constraints, equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, a public health issue (for example, an outbreak of a contagious disease such as the recent COVID-19 pandemic), disruption in utility services, human error or disruptions in the operations of our suppliers. We may experience variability with respect to the success and yield between lots that will require continued engagement in process development activities to improve the reproducibility, reliability, quality and consistency of yields of the manufacturing process. Additional manufacturing runs will be required to produce necessary or adequate supply for our future clinical trials and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT-003, SGT-212, SGT-501 and other Candidates could be delayed, and we could incur additional expense. Any such failure could delay or prevent development and commercialization of SGT-003, SGT-212, SGT-501 or other Candidates.

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

The costs and prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. To date, there have been several U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. Florida now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. Florida will also need to relabel the products and perform quality testing of the products to meet FDA standards. Further, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law.

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

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single‑source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. In August 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions and the prices will become effective January 1, 2026. In January 2025, CMS announced the next 15 drug and biologic prices that will be subject to the IRA’s price negotiation provisions. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. CMS issued a public statement on January 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $2,000 a year beginning in 2025.

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

In June 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. We expect that litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our Candidates or additional pricing pressures.

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

In addition to California, several other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime over the next several years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering privacy laws that will go into effect over the next several years. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we commence additional clinical trials and if we successfully commercialize any Candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Our ability to develop and commercialize our Candidates is heavily dependent on licenses to patent rights and other intellectual property granted to us by third parties. In particular, we have licensed certain patents and patent applications from the University of Missouri, the University of Washington and others that are important or necessary to the development of SGT-003, our other Candidates and other elements of our gene transfer program. We have further licensed certain intellectual property from the University of Pennsylvania and others that are important or necessary to the development of SGT-212 and from ICS Maugeri that are important or necessary to the development of SGT-501. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization obligations, milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under our agreements, we may be subject to damages, which may be significant, and the licensor may have the right to terminate the license, in which event we may not be able to develop or market Candidates or technologies covered by the license. In addition, certain of these license agreements are not assignable by us without the consent of the respective licensor, which may have an adverse effect on our ability to engage in certain transactions.

Under certain of our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that the licensed patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our Candidates that are the subject of such licensed rights could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic Partnerships and Collaborations/Licenses” of this Annual Report on Form 10-K.

Moreover, licenses to additional third-party intellectual property, technology and materials may be required for our development programs but may not be available in the future or may not be available on commercially reasonable terms. For example, third parties may claim that the constructs containing the gene or protein of interest and the AAV capsids we are developing for use in product candidates are covered by patents held by them. We believe that we would have valid defenses to any such claims; however, if any such claims were ultimately successful, we might require a license to continue to use and sell Candidates and such AAV capsids. Such licenses may not be available on commercially reasonable terms, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign license rights to us. We also may be unable to license or acquire third‑party intellectual property rights on terms that would allow us to make an appropriate return on our investment. Moreover, even if we are able to obtain such licenses, they may only be non-exclusive, which could permit competitors and other third parties to use the same intellectual property in competition with us.

We may collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. These institutions may provide us with an option to negotiate a license to any of the institution’s licensable rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the required timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

Our existing license agreements provide the licensor sole control of patent prosecution of the licensed technology, and we may be required to reimburse the licensor for their costs of patent prosecution. Future license agreements may require the same. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. Further, in certain of our license agreements our licensors have the first right to bring any actions against any third party for infringing on the patents we have licensed. Our license agreements also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing Candidates. Disputes may arise regarding intellectual property subject to our licensing agreements, including:

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

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Health Care Reform Law to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of regulatory exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application.

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

In December 2024, in connection with the execution of our collaboration, patent and know-how license agreement with Mayo Foundation for Medical Education and Research, or Mayo, we issued 364,990 shares of our common stock to Mayo in a private placement. In February 2025, we made the first milestone payment of 975,496 shares of our common stock to FA212 following the FDA's clearance of our IND for SGT-212 for the treatment of FA. We have agreed to file resale registration statements in order to register all of the shares issued to Mayo and FA212.

In July 2019, December 2020 and January 2024, we completed private placements of shares of our common stock and pre‑funded warrants to purchase shares of our common stock to several accredited investors. In December 2022, we also issued shares of our common stock in the Acquisition and in a related private placement to several accredited investors. We have filed registration statements covering the resale of these shares by the purchasers in these private placements, and the stock consideration issued in the Acquisition, and have agreed to keep such registration statements effective until the date the shares covered by the respective registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act.

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

•
our ability to successfully implement our proposed business strategy;
•
results of or developments in preclinical studies and clinical trials of our Candidates or those of our competitors;
•
the success of competitive products or technologies;
•
the effect of public health emergencies or pandemics on both the healthcare system and the patient population;
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

We are a smaller reporting company, and we will remain a smaller reporting company so long as the market value of our common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being permitted to provide only two years of audited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

The Audit Committee of our Board of Directors provides oversight of our cybersecurity risk and provides regular updates to the Board of Directors regarding such oversight. The Audit Committee receives periodic updates from management regarding cybersecurity matters, and is notified between such updates regarding significant new cybersecurity threats or incidents.

Our Senior Director of Information Technology leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help us prepare our employees to address cybersecurity risks. Our Senior Director of Information Technology has over seventeen years of experience in information technology, eleven years of experience in information technology for life sciences companies, and a relevant bachelor's degree in information technology. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Item 2. Properties.

We lease our corporate headquarters, which consists of approximately 49,869 square feet of office, laboratory, research and development and manufacturing space in Charlestown, Massachusetts. The lease for our corporate headquarters has an initial term of approximately ten years that expires in 2032 with an option to extend the lease for an additional five years. In addition, we lease smaller laboratory and office space in North Carolina.

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

The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from December 31, 2019 through December 31, 2024. The comparison assumes $100 was invested after the market closed on December 31, 2019 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Holders

As of March 3, 2025, we had approximately 38 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Except as set forth below, we did not sell any securities, during the year ended December 31, 2024 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

On December 12, 2024, we issued 364,990 shares of common stock to the Mayo Foundation for Medical Education and Research as partial consideration for the entry into the Collaboration, Patent and Know-How License Agreement between us and Mayo Foundation for Medical Education and Research. For more information about this agreement, see “Strategic Partnerships and Collaborations/License Agreements” in “Business”. The shares were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, as a privately negotiated transaction not involving any public offer or solicitation. The shares may not be offered, sold or otherwise transferred, assigned, pledged or hypothecated unless registered under the Securities Act or unless an exemption from the registration requirements of the Securities Act is available. None of the shares were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements.

Overview

We are a life sciences company focused on advancing a portfolio of current and future gene therapy candidates, which we refer to collectively as our Candidates, including SGT-003 for the treatment of Duchenne muscular dystrophy, or Duchenne, SGT-212 for the treatment of Friedreich's ataxia, or FA, SGT-501 for the treatment of Catecholaminergic polymorphic ventricular tachycardia, or CPVT, SGT-601 for the treatment of TNNT2-mediated dilated cardiomyopathy, or TNNT2 DCM, and additional assets for the treatment of genetic cardiac and other diseases, at different stages of development, with varying levels of investment. We are advancing our diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, our mission is to improve the daily lives of patients living with these devastating diseases.

Solid was purpose-built to advance the best science and accelerate the discovery and development of treatments that may benefit all patients with Duchenne. As we expand to bring meaningful treatments to patients living with other neuromuscular and cardiac diseases, the values and guiding principles that drive us continue. Our corporate vision is to build an innovation platform enabling the discovery and development of high-value genetic medicines for neuromuscular and cardiac diseases by integrating internal capabilities, including a vector core, use of validated animal models, optimized expression cassettes, novel capsids and regulatory expertise, and collaborations with leaders in related clinical and research fields. Our mission, which guides our operations, is to treat and change the course of neuromuscular and cardiac diseases at all stages. Underscoring this mission, our disease-focused business model is founded on the following fundamental principles:

•
identify and develop meaningful therapies for underserved patients with sometimes fatal neuromuscular and cardiac diseases;
•
build innovative libraries of delivery capsids and other enabling technologies with the potential to have broad impact on the gene therapy field at large:
•
bring together the leading experts in neuromuscular and cardiac diseases, science, technology, disease management and care; and
•
be guided by the needs of these patients.

We are continuing to advance our pipeline of Candidates. The U.S. Food and Drug Administration, or the FDA, has granted orphan drug designation, Rare Pediatric Disease designation and Fast Track designation for SGT-003 for Duchenne. The FDA has granted Fast Track Designation for SGT-212 for the treatment of FA. The FDA and the European Medicines Agency, or EMA, have granted orphan drug designation to SGT-501 for the treatment of CPVT and the FDA has granted Rare Pediatric Disease Designation for SGT-501.

SGT-003

Patient dosing in the Phase 1/2 INSPIRE DUCHENNE trial of SGT-003 began in the second quarter of 2024. The INSPIRE DUCHENNE trial is a Phase 1/2 first-in-human, open-label, single-dose, multicenter trial designed to evaluate the safety, tolerability and efficacy of SGT-003 in pediatric patients with Duchenne at a dose of 1E14vg/kg. SGT-003 is administered as a one-time intravenous infusion. In September 2024, we amended the INSPIRE DUCHENNE clinical trial protocol to increase the anticipated participant enrollment size, expand the participant cohort age groups, and extend the timepoints of certain secondary objective measurements. In connection with the expanded clinical trial, we have initiated work for additional GMP batches of SGT-003.

On February 18, 2025, we announced positive initial data from the Phase 1/2 INSPIRE DUCHENNE trial as of the data cutoff date of February 11, 2025. Interim biopsy data reported in the first three participants showed an average microdystrophin expression of 110%, as measured by western blot, and improvements in multiple biomarkers that are indicators of muscle integrity, health and resilience.

SGT-003 was well-tolerated in the first six participants dosed as of February 11, 2025. For a full description of the initial results from the INSPIRE DUCHENNE trial, see Part I, Item I, “Business” appearing in this Annual Report on Form 10-K.

Enrollment in the INSPIRE DUCHENNE trial is ongoing, with at least 10 total participants in the trial anticipated to be dosed by early in the second quarter of 2025 and approximately 20 total participants anticipated to be dosed by the fourth quarter of 2025.

INSPIRE DUCHENNE currently has a total of six active clinical sites in the United States and Canada and approved clinical trial applications in the United Kingdom and Italy. We expect to activate additional trial sites by the end of 2025. In mid-2025, we plan to request a meeting with the U.S. Food and Drug Administration, or the FDA, to discuss the potential for accelerated approval regulatory pathways for SGT-003.

SGT-212

In January 2025, we announced that the FDA cleared our investigational new drug, or IND, for SGT-212 for the treatment of FA. We anticipate initiating an open-label, multi-center Phase 1b clinical trial of SGT-212 in non-ambulatory and ambulatory adult patients living with FA in the second half of 2025. The FDA has granted Fast Track designation to SGT-212 for the treatment of FA.

SGT-501

We have conducted preclinical studies of SGT-501, including three-and six-month good laboratory practices, or GLP, toxicology studies. IND-enabling GLP toxicology studies of SGT-501 in non-human primates, including the in-life portion of the six-month toxicology, were completed in the first quarter of 2025. We expect to submit an IND to the FDA for SGT-501 for the treatment of patients with RYR2-mediated CPVT in the first half of 2025.

Other Cardiac Programs

We are currently developing a preclinical stage product candidate, SGT-601, for the treatment of TNNT2 DCM. Efficacy studies in mice suggest that SGT-601 treatment resulted in a restoration of ejection fraction function and a stabilization in cardiac function over time. We anticipate submitting an IND to the FDA for SGT-601 for the treatment of TNNT2 DCM in the second half of 2026.

Capsid

Solid's proprietary capsid used in SGT-003, AAV-SLB101, was well tolerated in the first patients dosed in the INSPIRE DUCHENNE trial as well as in NHP and mouse studies.

We are focused on developing transformative treatments to improve the lives of patients with rare neuromuscular and cardiac diseases. The majority of our current programs are designed to treat these diseases with gene transfer products. Gene transfer, a type of gene therapy, is designed to address diseases caused by mutated genes through the delivery of functional versions of those genes, called transgenes. The transgenes are then utilized by the body to produce proteins that act therapeutically to treat the condition. In addition to a transgene, our gene transfer Candidates include a viral capsid or vector (a protein shell utilized as a vehicle to deliver a transgene to cells in the body) and a promoter (a specialized DNA sequence that directs cells to produce the protein in specific tissues). The capsid is modified to no longer self-replicate yet still retain its ability to introduce new genetic material directly into patients’ cells. Adeno-associated virus, or AAV, capsids have been approved for use to deliver transgenes to patients, including via systemic delivery as well as stereotactic neurosurgical administration to the brain. The use of AAV capsids to deliver gene therapies has also been extensively studied by third parties in human clinical trials for multiple disease indications, and in certain of these trials AAV was delivered systemically to the patient.

Our Operations

Due to our significant research and development expenditure, licensing and patent investment, and general and administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $124.7 million and $96.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $783.5 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or determine when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of December 31, 2024, we had cash, cash equivalents, and available-for-sale securities of $148.9 million, excluding restricted cash of $2.0 million. In February 2025, we issued and sold in an underwritten offering, or the February 2025 Offering, 35,739,810 shares of our common stock at a price per share of $4.03, and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 13,888,340 shares of our common stock at a price per warrant of $4.029. We received net proceeds of approximately $187.5 million, after deducting underwriting discounts and commissions and estimated offering costs. We believe that our cash, cash equivalents, and available-for-sale securities as of December 31, 2024, together with the net proceeds from the February 2025 Offering, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

Research and development activities are central to our business model. We are still in the early stages of development of our Candidates. Candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future if and as we conduct clinical trials for SGT-003, initiate clinical trials for our other Candidates, including our planned Phase 1b clinical trial of SGT-212, and continue to identify and develop additional Candidates.

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

The following table summarizes our research and development expenses by Candidate for the respective periods (in thousands):

	Year Ended December 31,
	2024	2023
Allocated research and development expenses:
SGT-001	$923	$3,432
SGT-003	15,197	20,856
SGT-501	17,223	3,200
SGT-212	5,435	794
Other development programs	13,344	6,645
Total allocated research and development expenses	52,122	34,927
Unallocated research and development expenses:
Personnel related expenses	25,100	24,968
External expenses	19,209	16,668
Total unallocated research and development expenses	44,309	41,636
Total research and development expenses	$96,431	$76,563

We cannot determine with certainty the duration, costs, and timing of clinical trials of ongoing and planned SGT-003, SGT-212, SGT-501, or our other Candidates, or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our Candidates for which we obtain marketing approval or our other research and development expenses. We may never succeed in obtaining marketing approval for any of our Candidates. The duration, costs, and timing of clinical trials and development of our Candidates will depend on a variety of factors, including:

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

We expect that our general and administrative expenses will increase in the future as we support our research and development activities and activities related to our INSPIRE DUCHENNE trial, our planned Phase 1b clinical trial of SGT-212, and any other planned or future clinical trials for and potential commercialization of our Candidates.

Other Income, Net

Other income, net consists primarily of interest income. Interest income consists of income earned on our cash and cash equivalents, available-for-sale securities, and restricted cash.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•
CROs in connection with performing research activities, clinical trials and preclinical studies on our behalf;
•
vendors in connection with preclinical development and clinical activities;
•
vendors related to product manufacturing and development and distribution of clinical and preclinical supplies; and
•
third parties under our intellectual property licenses.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services rendered and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing fees, we estimate the time period over which services will be performed, and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period.

Equity-Based Compensation

We have equity plans under which we make equity awards to employees, directors and non-employees. We measure all stock options and other stock-based awards granted to employees, directors and non-employees based on the fair value on the date of the grant and recognize compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions. For performance-based restricted stock unit awards, which are subject to the achievement of performance milestones, the fair value is recognized as expense over the requisite service periods when the achievement of such performance milestones is determined to be probable. If a performance milestone is not determined to be probable or is not met, no equity-based compensation expense is recognized, and any previously recognized expense is reversed. For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. In the first quarter of 2024, we determined that we have adequate historical stock price data to utilize solely our stock for historical volatility purposes. The expected term of stock options with service-based vesting conditions and options granted to non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. We use a 0% expected dividend yield in our determination of fair value based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future, if ever.

Derivative Liabilities

In connection with the asset purchase agreement with FA212 LLC, or FA212, certain development milestone payments to FA212 are payable in either cash, equity, or a combination of both, at our discretion. Such contingent payments were determined to be derivative liabilities.

Derivative liabilities are recorded at fair value based on the probability weighted present value of the estimated cash flows pursuant to the contractual terms of each agreement. The derivative liabilities are remeasured quarterly with changes in fair value recorded in change in fair value of derivative liabilities in the consolidated statements of operations.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	Change	Change
Operating expenses:
Research and development	$96,431	$76,563	$19,868	25.9%
General and administrative	33,297	27,752	5,545	20.0%
Restructuring expense	—	(63)	63	100.0%
Total operating expenses	129,728	104,252	25,476	24.4%
Loss from operations	(129,728)	(104,252)	(25,476)	24.4%
Other income, net:
Interest income	9,469	7,582	1,887	24.9%
Interest expense	(340)	(440)	100	(22.7)%
Change in fair value of derivative liabilities	(4,750)	—	(4,750)	(100.0)%
Other income, net	652	1,095	(443)	(40.5)%
Total other income, net	5,031	8,237	(3,206)	(38.9)%
Net loss	$(124,697)	$(96,015)	$(28,682)	29.9%

Research and Development Expenses

The following table summarizes our research and development expenses by Candidate for the respective periods (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	Change	Change
Allocated research and development expenses:
SGT-001	$923	$3,432	$(2,509)	(73.1)%
SGT-003	15,197	20,856	(5,659)	(27.1)%
SGT-501	17,223	3,200	14,023	438.2%
SGT-212	5,435	794	4,641	584.5%
Other development programs	13,344	6,645	6,699	100.8%
Total allocated research and development expenses	52,122	34,927	17,195	49.2%
Unallocated research and development expenses:
Personnel related expenses	25,100	24,968	132	0.5%
External expenses	19,209	16,668	2,541	15.2%
Total unallocated research and development expenses	44,309	41,636	2,673	6.4%
Total research and development expenses	$96,431	$76,563	$19,868	25.9%

Research and development expenses for the year ended December 31, 2024 were $96.4 million, compared to $76.6 million for the year ended December 31, 2023. The increase of $19.9 million in research and development expenses was primarily related to a $14.0 million increase in costs for SGT-501 from increased manufacturing and study related costs, a $4.6 million increase in costs for SGT-212 related to the entry into the asset purchase agreement with FA212, and a $6.7 million increase in license fees and research and consulting costs for other development programs, partially offset by a $5.7 million decrease in costs for SGT-003 related to manufacturing and study related costs.

General and Administrative Expenses

General and administrative expenses were $33.3 million for the year ended December 31, 2024, compared to $27.8 million for the year ended December 31, 2023. The increase of $5.5 million was primarily related to a $4.1 million increase in personnel costs and a $1.4 million increase in legal fees.

Restructuring Expense

There was no restructuring expense during the year ended December 31, 2024, compared to $(0.1) million of restructuring expense for the year ended December 31, 2023. The restructuring expense was related to severance and other employee-related costs we recorded in the year ended December 31, 2022, in connection with a restructuring that occurred in December 2022. We paid $0.3 million and $3.7 million in severance and other employee-related costs during the years ended December 31, 2024 and 2023, respectively. See Note 16 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

Other Income, Net

Other income, net was $5.0 million and $8.2 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $3.2 million was primarily related to a $4.8 million expense for a change in fair value of derivative liabilities, partially offset by a $1.9 million increase in interest income primarily related to available-for-sale securities included within our portfolio.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of securities in private placements and follow-on offerings, the sale of common stock in our initial public offering, and sales of common stock under our “at-the-market offering” sales agreement with Jefferies LLC, or Jefferies, or the ATM Sales Agreement. Through December 31, 2024, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $668.9 million of net proceeds from the sale of our common stock through public offerings, including our IPO and follow-on public offering, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreements.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended and restated in March 2024, under which we may offer and sell, from time to time, shares of our common stock through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the years ended December 31, 2024 and 2023, we sold 2,212,937 and 602,030 shares of common stock, respectively, pursuant to the ATM Sales Agreement resulting in net proceeds of $18.4 million and $3.0 million, respectively. During the three months ended December 31, 2024, we sold 1,004,650 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $6.9 million.

On January 11, 2024, we issued and sold 16,973,103 shares of our common stock at a price per share of $5.53 and, to one investor in lieu of shares of common stock, pre-funded warrants to purchase 2,712,478 shares of common stock at a price of $5.529 per pre-funded warrant, in a private placement, which we refer to as the January 2024 Private Placement. We received $103.7 million of net proceeds from the January 2024 Private Placement after deducting offering costs.

As of December 31, 2024, we had cash, cash equivalents and available-for-sale securities of $148.9 million, excluding restricted cash of $2.0 million, and had no debt outstanding.

On February 19, 2025, we issued and sold in the February 2025 Offering 35,739,810 shares of our common stock at a price of $4.03 per share, and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 13,888,340 shares of our common stock at a price of $4.029 per pre-funded warrant. We received approximately $187.5 million of net proceeds from the February 2025 Offering, after deducting underwriting discounts and commissions and estimated offering costs.

Summary of Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(100,012)	$(94,180)
Net cash (used in) provided by investing activities	(16,086)	9,689
Net cash provided by financing activities	122,437	3,122
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,339	$(81,369)

Operating Activities

During the year ended December 31, 2024, operating activities used $100.0 million of cash, primarily resulting from our net loss of $124.7 million offset by non-cash charges of $21.8 million due primarily to equity-based compensation of $10.5 million, an increase in the fair value of the derivative liabilities of $4.8 million, non-cash acquired in-process research and development of $3.4 million, depreciation expense of $2.5 million, non-cash lease expense of $2.4 million, and a non-cash up-front equity payment for a collaboration and license agreement of $2.0 million, partially offset by amortization of discount on available-for sale-securities of $3.6 million. Net cash provided by changes in our operating assets and liabilities was $2.9 million which included an increase of $4.8 million in accrued expenses and other current and non-current liabilities, and an increase in accounts payable of $2.2 million, partially offset by an increase in prepaid expenses and other current and non-current assets of $2.4 million and a decrease in operating lease liability of $1.7 million.

During the year ended December 31, 2023, operating activities used $94.2 million of cash, primarily resulting from our net loss of $96.0 million offset by non-cash charges of $10.7 million due primarily to equity-based compensation of $7.6 million and depreciation and impairment expense of $2.6 million, non-cash lease expense of $2.5 million, partially offset by amortization of discount on available-for sale-securities of $2.4 million. Net cash used by changes in our operating assets and liabilities was $8.9 million which included a decrease of $6.9 million in accrued expenses and other current and non-current liabilities, a decrease in operating lease liability of $1.7 million, and a decrease in accounts payable of $0.8 million, partially offset by a decrease in prepaid expenses and other current and non-current assets of $0.6 million.

Investing Activities

During the year ended December 31, 2024, investing activities used $16.1 million of cash, resulting from the purchases of available-for sale securities of $204.3 million and the purchases of property and equipment of $0.7 million, partially offset by the maturity of available-for sale securities of $188.9 million.

During the year ended December 31, 2023, investing activities provided cash of $9.7 million, consisting primarily of the sale of available-for-sale securities of $128.6 million, partially offset by net purchases of available-for-sale securities of $117.4 million and the purchase of property and equipment of $1.5 million primarily related to the corporate headquarters lease.

Financing Activities

During the year ended December 31, 2024, financing activities provided $122.4 million of cash, primarily resulting from the net proceeds from the sale of common stock and pre-funded warrants to purchase shares of common stock in the January 2024 Private Placement of $103.7 million and net proceeds from the sale of common stock under the ATM Sales Agreement of $18.4 million, proceeds from the exercise of common stock options of $0.5 million, and proceeds from the issuance of shares under the Company's Amended and Restated 2021 Employee Stock Purchase Plan, or ESPP, of $0.3 million, partially offset by payments of the principal portion of finance lease obligations of $0.5 million.

During the year ended December 31, 2023, financing activities provided $3.1 million of cash as a result of proceeds from the issuance of common stock of $3.0 million under the ATM Sales Agreement and from the issuance of shares of common stock of $0.1 million under the ESPP.

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
•
advance our other Candidates into clinical trials, including our planned Phase 1b clinical trial of SGT-212;
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
•
scale up our manufacturing processes and arrange manufacturing for larger quantities of our product candidates for preclinical and clinical development and potential commercialization;
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

As of December 31, 2024, we had cash, cash equivalents and available-for-sale securities of $148.9 million, excluding restricted cash of $2.0 million. Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2024, together with the net proceeds from our February 2025 Offering, will be sufficient to fund our operating expenses and capital requirements into the first half of 2027. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Due to the numerous risks and uncertainties associated with the development of our Candidates and because the extent to which we may enter collaborations with third parties for development of our Candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our Candidates. Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of the INSPIRE DUCHENNE trial, our planned clinical trial of SGT-212, and any future clinical trials of our Candidates;
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
•
the extent to which we acquire or in-license other candidates, technologies and intellectual property; and
•
if and as we need to adapt our business in response to public health emergencies or pandemics and collateral consequences related thereto.

We are supplying, and expect to continue to supply, our ongoing and future pre-clinical and clinical development programs with drug produced at a cGMP compliant facility located at one of our CMOs. We intend to establish the capability and capacity to supply Candidates at commercial scale from multiple sources.

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

Contractual Obligations and Commitments

We lease certain office space, lab space and lab equipment in Massachusetts and North Carolina. These leases are used for our continuing operations. For a description of our lease obligations, refer to Note 10 to our consolidated financial statements appearing in this Annual Report on Form 10-K.

Under various agreements with third-party licensors, we have agreed to make milestone payments and pay royalties to third parties based on specified milestones. For a description of our license agreements, see Part I, Item 1, “Business—Strategic Partnerships and Collaborations/Licenses” and see Note 12 of our consolidated financial statements appearing in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2024, our cash equivalents consisted of money market accounts and treasury bills that have contractual maturities of less than 90 days from the date of acquisition. As of December 31, 2024, our investments consisted of treasury bills and government bonds that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last two years. However, our operations may be adversely affected by the inflation in the future.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive and principal financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were designed and operating effectively.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.

As a non-accelerated filer and a “smaller reporting company”, as defined in Rule 12b-2 under the Exchange Act, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(b) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages and positions of our current executive officers and directors as of March 6, 2025.

Name	Age	Position(s) held
Executive Officers
Alexander Cumbo	54	President, Chief Executive Officer and Director
Gabriel Brooks, M.D.	48	Chief Medical Officer
Jessie Hanrahan, Ph.D.	49	Chief Regulatory Officer
Paul Herzich	47	Chief Technology Officer
David Tyronne Howton	53	Chief Operating Officer and Secretary
Kevin Tan	47	Chief Financial Officer and Treasurer
Non-Employee Directors
Ian F. Smith	59	Executive Chairman of the Board
Martin Freed, M.D.	64	Director
Ilan Ganot	51	Director
Clare Kahn, Ph.D.	73	Director
Georgia Keresty, Ph.D.	63	Director
Sukumar Nagendran, M.D.	59	Director
Adam Stone	45	Director
Lynne Sullivan	58	Director

Executive Officers

Alexander Cumbo has served as our President and Chief Executive Officer and as a director since December 2022. Prior to that, Mr. Cumbo served as the President and Chief Executive Officer and as a director of AavantiBio, a gene therapy company, from October 2020 to December 2022, when we acquired AavantiBio. From January 2013 to October 2020, Mr. Cumbo held positions of increasing responsibility at Sarepta Therapeutics, Inc., or Sarepta, a precision genetic medicine company, ultimately serving as Executive Vice President, Chief Commercial Officer. From 2011 to 2013, Mr. Cumbo served as Vice President of Sales and Treatment Education for Vertex Pharmaceuticals Incorporated, or Vertex, a biotechnology company, launching Incivek, a treatment for hepatitis C, and from 2010 to 2011, he served as area director for Vertex. Prior to Vertex, Mr. Cumbo served in multiple commercial roles supporting the HIV, HBV and cardiovascular franchises at Gilead Sciences, Inc., a biopharmaceutical company. Mr. Cumbo has served on the Board of Directors of Verve Therapeutics, Inc. since June 2022. Mr. Cumbo previously served on the Board of Directors of RA Pharmaceuticals, Inc., a clinical stage biopharmaceutical company acquired by UCB, Brussels, from November 2018 to April 2020. Mr. Cumbo received a Bachelor of Science in Laboratory Technology from Auburn University. Mr. Cumbo is qualified to serve on our Board of Directors based on his extensive and broad range of experience in the biopharmaceutical industry and his deep knowledge of our company as our Chief Executive Officer.

Gabriel Brooks, M.D. has served as our Chief Medical Officer since October 2023. Prior to that, Dr. Brooks served as Executive Director of Pfizer Inc., or Pfizer, a pharmaceutical company, from September 2020 to October 2023. Prior to joining Pfizer, Dr. Brooks served as Vice President of Research and Development for 4D Molecular Therapeutics, Inc., a biopharmaceutical company, from November 2018 to September 2020. Prior to joining 4D Molecular Therapeutics, Inc., Dr. Brooks served as Medical Director for GE HealthCare Technologies Inc., or GE Healthcare, a medical technology company. Prior to joining GE HealthCare, Dr. Brooks served as Associate Director of Clinical Research at Gilead Life Sciences, Inc., a biopharmaceutical company, from August 2015 to April 2017. Dr. Brooks received a Bachelor of Science in Biology from Carnegie Mellon University, a Doctor of Medicine from Cornell University, and a Master of Applied Sciences of Biostatistics and Epidemiology from the University of California, San Francisco. He completed his training in Internal Medicine at Johns Hopkins Hospital, Baltimore, and fellowships in general Cardiology and Advanced Imaging at the University of California, San Francisco.

Jessie Hanrahan, Ph.D. has served as our Chief Regulatory Officer since December 2022. Prior to that, Dr. Hanrahan served as Chief Regulatory Officer of AavantiBio from May 2021 to December 2022. Prior to joining AavantiBio, Dr. Hanrahan served as the Vice President of Regulatory Science at bluebird bio, Inc., or bluebird, a biotechnology company, from February 2020 to May 2021 and Senior Director of Regulatory Science at bluebird from August 2016 to February 2020. Prior to joining bluebird, Dr. Hanrahan worked at Sanofi Genzyme, a biotechnology company, as Senior Manager of Regulatory Affairs from October 2009 to July 2016 and as Principal Medical Writer from July 2007 to October 2009. Prior to joining Sanofi Genzyme, Dr. Hanrahan served as a Medical Writer at Boston Scientific, a biomedical engineering firm, from May

2006 to July 2007. Dr. Hanrahan holds a Ph.D., M.S. and M.Ph. in Molecular, Cellular and Developmental Biology from Yale University. Dr. Hanrahan received a Bachelor of Arts in Biology and History from Mount Holyoke College.

Paul Herzich has served as our Chief Technology Officer since December 2022. Prior to that, Mr. Herzich served as Chief Technology Officer of AavantiBio from April 2021 to December 2022. Before joining AavantiBio, Mr. Herzich served as Vice President of CMC at BridgeBio Pharma, Inc., or BridgeBio, a biopharmaceutical company, from August 2020 to April 2021. Previously, Mr. Herzich served as Head of Manufacturing Operations at BridgeBio from July 2019 to July 2020. Before joining BridgeBio, Mr. Herzich served as Senior Director of Manufacturing at LogicBio Therapeutics, Inc., a genetic medicine company, from January 2018 to July 2019. Additionally, Mr. Herzich served as Senior Manager and Director of cGMP Gene Therapy Manufacturing at Pfizer from August 2016 to January 2018. From July 2015 to August 2016, Mr. Herzich served as the head of TD Manufacturing at CSL Seqirus, a pharmaceutical company, after its acquisition of Novartis Vaccines and Diagnostics, Inc., where Mr. Herzich served in various roles of increasing responsibility from December 2007 to July 2015. Mr. Herzich holds a Master of Business Administration from North Carolina State University Poole College of Management and a Bachelor of Science in Biology from Rutgers University.

David Tyronne Howton has served as our Chief Operating Officer since September 2023 and as our Secretary since December 2022. Mr. Howton previously served as our Chief Administrative Officer from December 2022 to September 2023 and as our General Counsel from December 2022 to July 2024. Prior to that, Mr. Howton served as the Chief Operating Officer and General Counsel of AavantiBio from March 2021 to December 2022. From November 2012 to December 2020, Mr. Howton served as Executive Vice President, General Counsel and Corporate Secretary at Sarepta. Prior to joining Sarepta, Mr. Howton served as the Senior Vice President and Chief Legal Officer and Chief Compliance Officer at Vertex. Prior to Vertex, Mr. Howton served in multiple legal roles at Genentech, Inc., a biotechnology company. Mr. Howton has served on the board of Make-A-Wish® Massachusetts and Rhode Island since March 2021. Mr. Howton received a Bachelor of Arts in Political Science from Yale University and a Juris Doctor from Northwestern University School of Law.

Kevin Tan has served as our Chief Financial Officer and Treasurer since January 2023. Prior to that, Mr. Tan served as the Chief Financial Officer at Selecta Biosciences, Inc., or Selecta, a biopharmaceutical company, from September 2021 to November 2022. Prior to joining Selecta, Mr. Tan served as Treasurer at Sarepta from July 2020 to September 2021. Prior to becoming Treasurer at Sarepta, he served as Assistant Treasurer from May 2018 to June 2020. Before joining Sarepta, Mr. Tan worked as a freelance consultant from February 2017 to April 2018, providing independent financial advice and advisory services to individuals and private companies. From June 2012 to November 2016, Mr. Tan served as Senior Portfolio Manager — Public Market Investments at CPP Investments (f/k/a the Canada Pension Plan Investment Board). He has also served in various positions at Macquarie Capital (USA) Inc., Arrowhawk Capital Partners LLC, Lehman Brothers Inc. (subsequently acquired by Barclays Capital Inc.) and UBS Investment Bank. Mr. Tan holds a Bachelor of Commerce degree from Queen's University at Kingston, a Master of Engineering degree from The Graduate School at Princeton University, and a Master of Business Administration degree from the University of Chicago Booth School of Business. Mr. Tan is a Chartered Financial Analyst (CFA) charterholder.

Non-Employee Directors

Ian F. Smith is Executive Chairman of our Board of Directors and has served as a member of our Board of Directors since April 2020 and served as a consultant to us from February 2020 to December 2021. Mr. Smith is also the chairman of the Board of Directors of Rivus Pharmaceuticals, Inc. and iVexSol, Inc, and a member of the Board of Directors of Stoke Therapeutics, Inc., Foghorn Therapeutics Inc., Odyssey Therapeutics, Inc. and Alkeus Pharmaceuticals, Inc., which are all biotechnology companies. He is also a Senior Advisor to Bain Capital Life Sciences. Between 2001 and 2019, Mr. Smith served as Chief Financial Officer and then Chief Operating Officer at Vertex. He received a B.A. with honors in accounting and finance from Manchester Metropolitan University (UK). Mr. Smith is qualified to serve on our Board of Directors because of his more than 25 years of finance and broad operating experience for public companies in the biopharmaceutical industry.

Martin Freed, M.D., F.A.C.P. has served as a member of our Board of Directors since June 2018. Dr. Freed has served as an independent consultant to several private pharmaceutical, biotechnology, and healthcare companies, specializing in clinical and general pharmaceutical development and clinical and regulatory strategy since February 2015. He co-founded and served as Chief Medical Officer of Civitas Therapeutics, Inc., a biopharmaceutical company acquired by Acorda Therapeutics, Inc., from December 2010 to October 2014, and as Senior Vice President, Clinical Development of Acorda Therapeutics, Inc. from October 2014 to January 2015. He has also served as Chief Medical Officer at Adnexus Therapeutics, Inc. (acquired by Bristol-Myers Squibb) and Vitae Pharmaceuticals, Inc. Dr. Freed spent nearly 14 years at GlaxoSmithKline and its predecessor, SmithKline Beecham Pharmaceuticals or SmithKline Beecham, where he served numerous roles including vice president, clinical development and medical affairs in the metabolism therapeutic area. Dr. Freed currently serves on the Board of Directors for Avilar Therapeutics, Inc. He previously served on the Board of Directors for Sojournix, Inc., Dicerna

Pharmaceuticals and Intekrin Therapeutics. Dr. Freed has been Board Certified in Internal Medicine, Nephrology and Clinical Pharmacology. He performed his internal medicine residency at Temple University Hospital and nephrology fellowship at Yale-New Haven Hospital. A Fellow of the American College of Physicians, Dr. Freed received a B.S. with distinction in biology from the University of Delaware and an M.D. from Pennsylvania State University's College of Medicine. Dr. Freed is qualified to serve on our Board of Directors because of his extensive leadership experience, his public company board experience and his experience working in the healthcare sector.

Ilan Ganot is one of our founders and has served as a member of our Board of Directors since our inception in 2013. He also served as our Chief Executive Officer from 2013 to December 2022 and as our President from June 2018 to December 2022. From December 2022 to December 2023, Mr. Ganot assisted with the transition of his duties to Mr. Cumbo and provided other consulting and advisory services, as requested from time to time by us. Mr. Ganot is currently the Chief Executive Officer and a member of the Board of Alesta Therapeutics, a biotechnology company focused on the development of innovative therapies for rare diseases. Mr. Ganot is also a member of the Board of Directors of Minovia Therapeutics, a biotechnology company. Previously, Mr. Ganot served as an investment banker at JPMorgan Chase & Co., Nomura Securities Co., Ltd., and Lehman Brothers. Mr. Ganot received his MBA from London Business School and holds law and business degrees from Reichman University in Herzliya, Israel. Mr. Ganot also practiced corporate law in Israel and was a Captain in the Israeli Defense Forces. He is qualified to serve on our Board of Directors because of his personal dedication to improving treatments available for Duchenne patients, his extensive leadership experience and his extensive knowledge of our company based on his previous role as our Chief Executive Officer.

Clare Kahn, Ph.D. has served as a member of our Board of Directors since March 2021 and has served as a consultant to us since June 2022. Dr. Kahn has served as R&D Strategy Officer at X-VAX Technology Inc., or X-VAX, a biotechnology company developing vaccines against pathogens acquired by mucosal infection such as herpes, since September 2019. She served as Chief Regulatory and Preclinical Development Officer at X-VAX from September 2018 to September 2019. Dr. Kahn has also been the president of Clare Kahn Pharma Consulting LLC, through which she provides consulting services on regulatory strategy since July 2016. Dr. Kahn was previously Vice President, Worldwide Regulatory Strategy, Global Innovative Pharma at Pfizer from January 2014 to June 2016 and Vice President, Worldwide Regulatory Strategy, Specialty Care Business at Pfizer from June 2010 to December 2013. Prior to Pfizer, she was Vice President of Regulatory Affairs for a variety of therapeutic areas including cardiovascular, metabolic, urology, oncology and vaccines at GlaxoSmithKline from 1999 to 2010. Dr. Kahn has a Ph.D. in Biochemical Pharmacology from The Royal Postgraduate Medical School, London and served as Assistant Professor of Pharmacology and of Pathology and Laboratory Medicine at The University of Pennsylvania from 1981 to 1985. Dr. Kahn is qualified to serve on our Board of Directors because of her extensive leadership experience and her experience working in the healthcare sector.

Georgia Keresty, Ph.D., M.PH. has served as a member of our Board of Directors since March 2021. Dr. Keresty served as the Chief Operating Officer at Volnay Therapeutics, a biotechnology start-up company, from March 2023 to November 2024. Prior to this role, Dr. Keresty served as a senior advisor to Takeda R&D in 2021 and was their R&D Chief Operating Officer from 2017 to 2020. From 2003 to 2017 and from 1997 to 1999, she was an executive at Johnson & Johnson. From 1999 to 2003 and from 1983 to 1997, she held roles at Bristol-Myers Squibb Company and Novartis Pharmaceuticals Corporation or Novartis, respectively. Dr. Keresty holds BSc degrees in Chemical Engineering and Computer Science from Clarkson University and Ramapo College of New Jersey, an M.S. degree in Information Systems from Pace University, an MBA in Operations Management from Rutgers University, a Ph.D. in Operations Management from Rutgers University, and an MPH in Global Health Leadership from the University of Southern California. Dr. Keresty currently serves on the Board of Directors of Intellia Therapeutics, Inc. Dr. Keresty previously served on the Board of Directors of Aspen Technology, Inc. and Commissioning Agents, Inc. Dr. Keresty is also an NACD Board Leadership Fellow and Directorship Certified® since September 2020 and earned an NACD CERT Certificate in Cyber-Risk Oversight in January 2024. Dr. Keresty is qualified to serve on our Board of Directors because of her extensive leadership and governance experience, and her experience working in the healthcare sector.

Sukumar Nagendran, M.D. has served as a member of our Board of Directors since September 2018. Since December 2022, Dr. Nagendran has served as President, Head of Research and Development at Taysha Gene Therapies, Inc., a gene therapy company, and he has served as a member of their Board of Directors since July 2020. Prior to that, he was the Chief Medical Officer and President of Research and Development at Jaguar Gene Therapy, or Jaguar, a biotechnology company, from February 2020 to December 2022. Prior to Jaguar, Dr. Nagendran was Chief Medical Officer and Senior Vice President of AveXis Inc., or AveXis, a clinical-stage gene therapy company, from September 2015 to July 2018, prior to the company's acquisition by Novartis. Prior to AveXis, Dr. Nagendran was Vice President of Medical Affairs of Quest Diagnostics, a provider of diagnostic information services, from March 2013 to September 2015. Prior to Quest Diagnostics, Dr. Nagendran held key leadership positions at Pfizer, Novartis, Daiichi Sankyo, and Reata Pharmaceuticals. Prior to moving to the biotech industry, Dr. Nagendran practiced internal medicine, with a focus on diabetes and cardiovascular disease. He is a Mayo Alumni Laureate and founding member of the Robert Wood Johnson Legacy Society. He is also the sponsor for the

Fonseca-Nagendran Scholar award at the American Diabetes Association to enhance research in minority populations. Dr. Nagendran currently serves on the Board of Directors of SalioGen Therapeutics. Dr. Nagendran received his undergraduate degree in Biochemistry from Rutgers University and his M.D. from Rutgers Medical School and trained in Internal Medicine at Mayo Clinic, Rochester. Dr. Nagendran is qualified to serve on our Board of Directors because of his extensive leadership experience and his experience working in the healthcare sector

Adam Stone has served as a member of our Board of Directors since November 2015. Mr. Stone is currently the Chief Investment Officer of Perceptive Advisors, a life sciences focused investing firm, where he has worked since 2006. Since July 2021 and February 2021, respectively, Mr. Stone has served as a director and Chief Executive Officer of ARYA Sciences Acquisition Corp V and ARYA Sciences Acquisition Corp IV. Mr. Stone is currently a member of the Board of Directors of Immatics N.V., a public biopharmaceutical company, and LianBio and Xontogency LLC, both private companies, and he previously served as a member of the Board of Directors of Renovia Inc. and Prometheus Biosciences, Inc. Mr. Stone received a B.A. in molecular biology from Princeton University. Mr. Stone is qualified to serve on our Board of Directors because of his extensive experience developing early-stage biotech and healthcare companies.

Lynne Sullivan has served as a member of our Board of Directors since November 2015. Ms. Sullivan has served as the Chief Financial Officer for UNITY Biotechnology, Inc., a biotechnology company, since August 2020. Prior to that, Ms. Sullivan served as the Chief Financial Officer for Compass Therapeutics, LLC, or Compass, a biotechnology company, from December 2018 to August 2019. Prior to Compass, Ms. Sullivan served as Biogen Inc.'s senior vice president of Finance from 2016 to December 2018, where she also served as vice president of Tax and Corporate Finance from February 2015 to March 2016 and vice president of Tax from April 2008 to February 2015. Ms. Sullivan is currently a member of the Board of Directors of Inozyme Pharma, Inc., a public biopharmaceutical company. She previously served as a member of the Board of Directors of BiomX Inc. She received an M.S. in Taxation from Bentley University and a B.S.B.A. from Suffolk University. Ms. Sullivan was a Certified Public Accountant for over 20 years. Ms. Sullivan is qualified to serve on our Board of Directors because of her extensive experience in public accounting and financial expertise and her experience working in the healthcare sector.

Composition of the Board of Directors

Our board of directors currently consists of nine members divided into three classes, with members of each class holding office for staggered three-year terms. There are currently two Class I directors (Alexander Cumbo and Sukumar Nagendran), whose terms expire at the 2025 annual meeting of stockholders; three Class II directors (Clare Kahn, Adam Stone and Lynne Sullivan), whose terms expire at the 2026 annual meeting of stockholders; and four Class III directors (Martin Freed, Ilan Ganot, Georgia Keresty and Ian Smith) whose terms expire at the 2027 annual meeting of stockholders (in all cases subject to the election and qualification of their successors or to their earlier death, resignation or removal).

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

Based solely on a review of our records and representations made by the persons required to file these reports, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed by Section 16(a) under the Exchange Act for the fiscal year ended December 31, 2024, with the exception of a Form 4 filed by Adam Stone on November 19, 2024 to report the grant of stock options on June 11, 2024.

Audit Committee

The members of our audit committee are Ms. Sullivan, Dr. Keresty and Mr. Stone, with Ms. Sullivan serving as chair of the audit committee. Our Board of Directors has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act, and the applicable listing standards of Nasdaq. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board of Directors has examined each audit committee member’s employment and other experience. Our Board of Directors has determined that Ms. Sullivan qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules. In making this determination, our Board of Directors has considered Ms. Sullivan’s formal education and previous and current experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee. Our audit committee met four times during fiscal year 2024.

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
•
monitoring our internal control over financial reporting, disclosure controls and procedures and Code of Conduct;
•
overseeing our risk assessment and risk management policies;
•
overseeing cybersecurity risks;
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

We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations.

Code of Conduct

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, that applies to our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available on the “Governance & Financials” section of the “Investors & Media” page of our website www.solidbio.com. Our Board of Directors and the audit committee of our Board of Directors are responsible for overseeing the Code of Conduct. We intend to post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers of, any provision of the Code of Conduct.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers, employees and other covered persons. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We do not engage in transactions in our securities while in possession of material nonpublic information concerning the company or our securities.

Item 11. Executive Compensation.

Compensation of our Named Executive Officers

The following information describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers, or the Named Executive Officers. Our Named Executive Officers for the year ended December 31, 2024 are:

•
Alexander Cumbo, our President and Chief Executive Officer;
•
Gabriel Brooks, our Chief Medical Officer; and
•
David Tyronne Howton, our Chief Operating Officer and Secretary.

2024 Summary Compensation Table

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers for the years ended December 31, 2024 and 2023.

		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($) (4)	($)
Alexander Cumbo, President and Chief Executive Officer	2024	608,400	334,620	2,215,183	1,699,286	12,420	4,869,909
	2023	585,000	321,750	—	—	11,880	918,630
Gabriel Brooks, M.D., Chief Medical Officer	2024	468,000	187,200	785,378	618,887	11,907	2,071,372
David Tyronne Howton, Chief Operating Officer and Secretary	2024	473,200	189,280	1,057,038	831,076	12,420	2,563,014
	2023	455,000	182,000	—	—	11,880	648,880

(1)

Except where noted otherwise, represents annual bonuses earned in the calendar year and paid to the Named Executive Officers after the completion of each calendar year at the discretion of our Board of Directors.

(2)

The amounts in this column represent the aggregate grant date fair value of the performance-based restricted stock unit awards, or PSUs, and restricted stock units, or RSUs, granted to the Named Executive Officers in the respective calendar years as computed in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. The assumptions used in calculating the grant date fair value of the PSUs and RSUs are set forth in Note 9 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The grant date fair value of the PSUs granted in 2024 included in this column reflects the value of the award based on the probable outcomes of performance conditions. The grant date fair value assuming the highest level of performance conditions being achieved for these PSUs is $5,088,807, $1,767,764, and $2,383,403 for Mr. Cumbo, Dr. Brooks, and Mr. Howton, respectively.

(3)

The amounts in this column represent the aggregate grant date fair value of the options granted to the Named Executive Officers in the respective calendars years as computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the options are set forth in Note 9 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(4)	Reflects a matching contribution under our 401(k) plan.

Narrative Disclosure to Summary Compensation Table

Base Salary. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our Named Executive Officers. None of our Named Executive Officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

In 2024, the annualized base salaries of our Named Executive Officers were as follows: $608,400 for Mr. Cumbo, $468,000 for Dr. Brooks and $473,200 for Mr. Howton. For 2025, our Board of Directors increased the base salary amount for Mr. Cumbo to $650,900, for Dr. Brooks to $502,100 and for Mr. Howton to $513,400.

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

With respect to 2024, our Board of Directors awarded a discretionary bonus of $334,620 to Mr. Cumbo, $187,200 to Dr. Brooks and $189,280 to Mr. Howton, which in each case equaled 100% of their respective target bonuses for 2024.

With respect to fiscal year 2025 performance, Mr. Cumbo, Dr. Brooks and Mr. Howton are eligible for annual discretionary bonuses of up to 60%, 45% and 45% of their 2025 annual base salary, respectively.

Equity Incentives. Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our Board of Directors and compensation committee periodically review the equity incentive compensation of our Named Executive Officers and from time to time may grant equity incentive awards to them in the form of stock options or RSUs with time-based and/or performance-based vesting conditions.

In February 2024, we granted options to purchase 240,250, 87,500 and 117,500 shares of our common stock to Mr. Cumbo, Dr. Brooks and Mr. Howton, respectively, and RSUs with respect to 120,125, 43,750 and 58,750 shares of our common stock to Mr. Cumbo, Dr. Brooks and Mr. Howton, respectively. The options vest with respect to 25% of the shares underlying the options on the first anniversary of the grant date and as to an additional 2.0833% of the original number of shares underlying the option monthly thereafter through the fourth anniversary of the grant date. The RSUs vest in equal annual installments over a term of four years from the date of grant.

In June 2024, we granted PSUs with respect to 677,604, 235,389, and 317,365 shares of our common stock to Mr. Cumbo, Dr. Brooks and Mr. Howton, respectively. The PSUs provide for the vesting of 25% of the target number of underlying units granted upon the achievement of each of four independent performance milestones predetermined by the Board of Directors, or the Performance Milestones, subject to continued service with us, or the Approval Conditions.

The Performance Milestones are tied to the achievement of certain business objectives and are non-market and non-financial in nature. The Board of Directors will determine that all Approval Conditions have been satisfied and the number of units that will ultimately vest on the 2026 Evaluation Date, which will occur in the first quarter of 2026, and the 2027 Evaluation Date, which will occur in the first quarter of 2027. A maximum of 25% of the target number of PSUs may vest at the 2026 Evaluation Date and the percentage of the target number of PSUs allocable to any Performance Milestone that has not been achieved on or prior to the 2027 Evaluation Date shall be cancelled.

In January 2025, we granted RSUs with respect to 401,600, 112,900, and 169,100 shares of our common stock to Mr. Cumbo, Mr. Brooks, and Mr. Howton respectively. The RSUs vest in equal annual installments over four years from the date of grant.

Our employees and executives are eligible to receive stock options and other stock-based awards pursuant to our Amended and Restated 2020 Equity Incentive Plan, or the 2020 Plan. We use equity awards to compensate our executive officers in the form of initial grants in connection with the commencement of employment and also at various times, often but not necessarily annually. None of our executive officers is currently party to an employment agreement that provides for an automatic award of stock options, RSUs or PSUs. We have granted stock options and RSUs to our executive officers with time-based vesting. The options that we have granted to our executive officers typically become exercisable as to 25% of the shares underlying the option on the first anniversary of the grant date and as to an additional 2.0833% of the original number of shares underlying the option monthly thereafter through the fourth anniversary of the grant date. The RSUs that we have granted to our executive officers typically become exercisable as to 25% of the shares underlying the RSU on the first anniversary of the grant date and as to an additional 25% of the original number of shares underlying the RSU annually thereafter. In 2024, we also granted to our executive officers the PSUs as described above. Vesting rights cease upon termination of employment and exercise rights cease shortly after termination, except that vesting of certain equity awards is fully accelerated upon certain terminations in connection with a change of control and exercisability is extended in the case of death or disability. Prior to the exercise of an option or the vesting of an RSU or PSU, the holder has no rights as a stockholder with respect to the shares subject to such option or with respect to the RSUs or PSUs, including no voting rights and no right to receive dividends or dividend equivalents.

The exercise price of all stock options granted after the closing of our initial public offering is equal to the fair market value of shares of our common stock on the date of grant, which is determined by reference to the closing market price of our common stock on The Nasdaq Global Select Market on the date of grant.

Employment and Other Agreements

We have entered into employment agreements with each of our executive officers. The employment agreements set forth the terms of the executive officers' compensation, including their base salary and annual performance bonus opportunity. In addition, the employment agreements provide that, subject to eligibility requirements under the plan documents governing such programs and our policies, the executive officers are entitled, on the same basis as our other employees, to participate in and receive benefits under, any medical, vision and dental insurance policy maintained by us and we will pay, consistent with our then-current employee benefit policy, a portion of the cost of the premiums for any such insurance policy in which the executive officers elect to participate. Each executive officer is also eligible to receive paid vacation time, sick time, and Company holidays consistent with our policies as then in effect from time to time and equity awards at such times and on such terms and conditions as the Board of Directors may determine. Each executive officer's employment is at will. The employment agreements with Mr. Cumbo, Dr. Brooks and Mr. Howton are summarized below.

On September 29, 2022, we entered into an employment agreement with each of Mr. Cumbo and Mr. Howton pursuant to which, effective as of December 2, 2022, Mr. Cumbo commenced employment as our President and Chief Executive Officer and Mr. Howton commenced employment as our Chief Administrative Officer, General Counsel and Secretary. Mr. Howton now serves as our Chief Operating Officer, and Secretary. On October 2, 2023, we entered into an employment agreement with Dr. Brooks, pursuant to which Dr. Brooks commenced employment as our Chief Medical Officer effective as of October 2, 2023.

Pursuant to their respective employment agreements, Mr. Cumbo was initially entitled to an annual base salary of $585,000, Dr. Brooks was initially entitled to an annual base salary of $450,000 and Mr. Howton was initially entitled to an annual base salary of $455,000. Each of their base salaries for 2024 and 2025 is set forth above under “—Narrative Disclosure to Summary Compensation Table”. Each of their base salaries will be reviewed by our Board of Directors from time to time and is subject to change in the discretion of our Board of Directors.

Mr. Cumbo, Dr. Brooks and Mr. Howton are also eligible to earn an annual performance bonus, with a target bonus amount equal to a specified percentage of their annual base salary, based upon our Board of Directors' assessment of their performance and our attainment of targeted goals as set by our Board of Directors in their sole discretion. The bonus may be in the form of cash, equity award(s), or a combination of cash and equity award(s). Pursuant to their employment agreements, Mr. Cumbo, Dr. Brooks and Mr. Howton are eligible for annual discretionary bonuses of up to 55%, 40% and 40% of their annual base salary, respectively. Mr. Cumbo, Dr. Brooks and Mr. Howton must be employed on the date that bonuses are paid in order to receive their respective bonus, provided that if such executive is terminated by us without cause (as "cause" is defined in their respective employment agreements) between January 1 of the year following the performance year and the date of payment, such executive will be entitled to the same bonus that he would have received had he remained employed through the payment date.

In accordance with Mr. Cumbo's employment agreement, on December 2, 2022, we granted Mr. Cumbo an option, or the Cumbo Option, to purchase 228,900 shares of our common stock, at an exercise price per share equal to $6.77, which vested as to 25% of the shares underlying the Cumbo Option on the first anniversary of the grant date and vests as to an additional 1/48th of the total shares underlying the Cumbo Option upon his completion of each additional month of service over the 36-month period measured from the first anniversary of the grant date. We also granted Mr. Cumbo RSUs with respect to 114,449 shares of our common stock, or the Cumbo RSU, which vests as to 25% of the shares underlying the Cumbo RSU on each anniversary of December 2, 2022, subject to continued service. The Cumbo Option and the Cumbo RSU were granted as an inducement material to Mr. Cumbo's acceptance of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).

In accordance with Dr. Howton’s employment agreement, on December 2, 2022, we granted Mr. Howton an option, or the Howton Option, to purchase 104,410 shares of our common stock, at an exercise price per share equal to $6.77, which vested as to 25% of the shares underlying the Howton Option on the first anniversary of the grant date and vests as to an additional 1/48th of the total shares underlying the Howton Option upon his completion of each additional month of service over the 36-month period measured from the first anniversary of the grant date. We also granted Mr. Howton RSUs with respect to 52,205 shares of our common stock, or the Howton RSU, which vests as to 25% of the shares underlying the Howton RSU on each anniversary of December 2, 2022, subject to continued service. The Howton Option and the Howton RSU were granted as an inducement material to Mr. Howton's acceptance of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).

In accordance with Dr. Brook’s employment agreement, on October 18, 2023, we granted Dr. Brooks an option, or the Brooks Option, to purchase 78,000 shares of our common stock, at an exercise price per share equal to $2.15, which vested as to 25% of the shares underlying the Brooks Option on the first anniversary of the grant date and vests as to an additional 1/48th of the total shares underlying the Brooks Option upon his completion of each additional month of service over the 36-month period measured from the first anniversary of the grant date. We also granted Dr. Brooks RSUs with respect to 39,000 shares of our common stock, or the Brooks RSU, which vests as to 25% of the shares underlying the Brooks RSU on each anniversary of October 18, 2023, subject to continued service.

Mr. Cumbo, Dr. Brooks and Mr. Howton are bound by proprietary rights, non-disclosure, developments, non-competition and non-solicitation obligations pursuant to the restrictive covenants provided for in their respective employment agreements.

Under these restrictive covenants, each executive agrees not to compete with us during his employment and for a period of one year after the termination of his employment, not to solicit our employees, consultants, or actual or prospective customers or business relations during his employment and for a period of one year after the termination of his employment, and to protect our confidential and proprietary information indefinitely. In addition, under these restrictive covenants, each executive agrees that we own all inventions that are developed by him during a specified period of time with respect to any inventions made by him that are related to his activities while employed by us.

The employment of each of Mr. Cumbo, Dr. Brooks and Mr. Howton may be terminated as follows: (1) upon the death of the executive or at our election due to the executive's "disability" (as disability is defined in the applicable employment agreement); (2) at our election, with or without "cause” (as cause is defined in the applicable employment agreement); and (3) at such executive's election, with or without "good reason" (as good reason is defined in the applicable employment agreement).

In the event of the termination of employment of Mr. Cumbo, Dr. Brooks or Mr. Howton by us without cause, or by such executive for good reason, prior to, or more than 12 months, in the case of Mr. Cumbo and Mr. Howton, and 18 months, in the case of Dr. Brooks, following a "change in control" (as change in control is defined in the applicable employment agreement), the executive is entitled to receive his base salary that has accrued and to which he is entitled as of the termination date, to the extent consistent with our policy, accrued but unused paid time off through and including the termination date, unreimbursed business expenses for which expenses the executive has timely submitted appropriate documentation, and other amounts or benefits to which the executive is entitled in accordance with the terms of the benefit plans then-sponsored by us, which we refer to collectively as the Accrued Obligations. In addition, subject to the executive's execution and nonrevocation of a release of claims in our favor, the executive is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 12 months, (2) in the case of Dr. Brooks, a lump sum payment equal to 100% of his target bonus for the year in which his employment is terminated, or, if higher, his target bonus immediately prior to the change in control, prorated through his date of termination and (3) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 12 months following his date of termination.

In the event of the termination of employment of Mr. Cumbo, Dr. Brooks or Mr. Howton by us without cause, or by such executive for good reason, within 12 months, in the case of Mr. Cumbo and Mr. Howton, and 18 months, in the case of Dr. Brooks, following a change in control, the executive is entitled to receive the Accrued Obligations. In addition, subject to the executive’s execution and nonrevocation of a release of claims in our favor, the executive is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 18 months, in the case of Mr. Cumbo, and 12 months, in the case of Mr. Tan and Mr. Howton, (2) provided the executive is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 18 months, in the case of Mr. Cumbo, and 12 months, in the case of Dr. Brooks and Mr. Howton, following his date of termination, (3) a lump sum payment equal to 150%, in the case of Mr. Cumbo, and 100%, in the case of Dr. Brooks and Mr. Howton, of the executive's target bonus for the year in which his employment is terminated or, if higher, the executive's target bonus immediately prior to the change in control and (4) full vesting acceleration of any then-unvested equity awards that vest based solely based on the passage of time held by the executive, such that any such equity awards held by the executive become fully exercisable or non-forfeitable as of the termination date.

If the employment of Mr. Cumbo, Dr. Brooks or Mr. Howton is terminated for any other reason, including as a result of his death or disability, for cause, or voluntarily by him without good reason, our obligations under such employment agreement cease immediately, and the executive is only entitled to receive the Accrued Obligations.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information regarding equity awards held by our Named Executive Officers as of December 31, 2024.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($) (1)		Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Alexander Cumbo	114,452	114,448	(2)	6.77	12/02/2032
	-	240,250	(3)	7.85	2/13/2034
						57,225	(4)	228,900	(4)
						120,125	(5)	480,500	(5)
										169,401	(6)	677,604	(6)
Gabriel Brooks	22,751	55,249	(7)	2.15	10/18/2033
	-	87,500	(3)	7.85	2/13/2034
						29,250	(8)	117,000	(8)
						43,750	(5)	175,000	(5)
										58,847	(6)	235,388	(6)
David Tyronne Howton	52,208	52,202	(2)	6.77	12/02/2032
	-	117,500	(3)	7.85	2/13/2034
						26,103	(4)	104,412	(4)
						58,750	(5)	235,000	(5)
										79,341	(6)	317,364	(6)

(1)	Based on the $4.00 closing sale price of our common stock on December 31, 2024 as reported by the Nasdaq Global Select Market.
(2)

This option was granted on December 2, 2022 as an inducement grant. The option is subject to vesting with respect to 25% of the shares underlying the option on the first anniversary of the grant date and as to an additional 2.0833% of the original number of shares underlying the option monthly thereafter through the fourth anniversary of the grant date.

(3)

This option was granted on February 13, 2024 under the 2020 Plan and is subject to vesting with respect to 25% of the shares underlying the option on the first anniversary of the grant date and as to an additional 2.0833% of the original number of shares underlying the option monthly thereafter through the fourth anniversary of the grant date.

(4)	These RSUs were granted on December 2, 2022 as inducement grants. The RSUs vest in equal annual installments over a term of four years from the date of grant.
(5)	These RSUs were granted on February 13, 2024 under the 2020 Plan and vest in equal annual installments over a term of four years from the date of grant.
(6)

These PSUs were granted on June 11, 2024 under the 2020 Plan. The Performance Milestones are tied to the achievement of certain business objectives and are non-market and non-financial in nature. The Board of Directors will determine the number of units that will ultimately vest on the 2026 Evaluation Date, which will occur in the first quarter of 2026, and the 2027 Evaluation Date, which will occur in the first quarter of 2027. A maximum of 25% of the target number of PSUs may vest at the 2026 Evaluation Date. The number in the table assumes 25% achievement on the 2026 Evaluation Date. For more information about the PSUs, see Narrative Disclosure to Summary Compensation Table in Item 11, “Executive Compensation” of this Annual Report on Form 10-K.

(7)

This option was granted on October 18, 2023 under the 2020 Plan and is subject to vesting with respect to 25% of the shares underlying the option on the first anniversary of the grant date and as to an additional 2.0833% of the original number of shares underlying the option monthly thereafter through the fourth anniversary of the grant date.

(8)	These RSUs were granted on October 18, 2023 under the 2020 Plan and vest in equal annual installments over a term of four years from the date of grant.

Policies and Practices Related to the Grant of Equity Awards

We grant equity awards, including stock options and/or restricted stock units, to our employees on an annual basis. We grant stock options to our directors on an annual basis. We may also grant stock options and/or restricted stock units to individuals upon hire or promotion or for retention purposes. We currently do not grant stock appreciation rights or similar option-like instruments. During the year ended December 31, 2024, neither the Board of Directors nor the compensation committee took material nonpublic information into account when determining the timing or terms of equity awards, nor did we time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

While we do not have any policy or obligation that requires us to grant equity awards on specified dates, annual stock option and/or restricted stock unit grants to employees are typically approved in January or February of each year. During the year ended December 31, 2024, new hire equity grants were made by our Chief Executive Officer on the first business day of the month following such employee’s hire pursuant to delegated authority under our 2024 Inducement Stock Incentive Plan. Our Chief Executive Officer does not take into account material nonpublic information when determining the timing or terms of such equity grants. Under our non-employee director compensation program, our annual stock option grants to directors are granted on the date of our annual meeting of stockholders.

During the year ended December 31, 2024, we did not grant stock options to any named executive officer during any period beginning four business days before and ending one business day after the filing of any Form 10-Q or Form 10-K, or the filing or furnishing of a Form 8-K that discloses material nonpublic information.

Non-Employee Director Compensation

Non-employee director compensation is set by our Board of Directors at the recommendation of our compensation committee. In 2024, the compensation committee retained Radford, an AON Hewitt company, to assist in assessing our non-employee director compensation program and provide recommendations with respect to the compensation program.

Under our current director compensation program, we pay our non-employee directors a cash retainer for their service on the Board of Directors and for their service on each committee of which the director is a member. The chairs of each committee receive higher retainers for such service. These fees are payable in arrears in equal semi-annual installments not later than the 15th business day following the end of the second and fourth calendar quarters, provided that the amount of such payment will be prorated for any portion of such semi-annual period that the director is not serving on the Board of Directors, on such committee or in such position. The fees paid to non-employee directors for their service on the Board of Directors and for their service on each committee of the Board of Directors of which the director is a member are as follows:

	Member Annual Fee ($)	Chairperson Incremental Annual Fee ($)
Board of Directors	40,000	35,000
Audit Committee	7,500	7,500
Clinical Committee	7,500	7,500
Compensation Committee	5,000	5,000
Nominating and Corporate Governance Committee	4,000	4,000

We also reimburse our non-employee directors for reasonable out-of-pocket business expenses incurred in connection with the performance of their duties as directors, including travel expenses in connection with their attendance in person at our Board of Directors and committee meetings.

In addition, under our current director compensation program, each new non-employee director elected to our Board of Directors will receive an option to purchase 68,800 shares of our common stock under the 2020 Plan. Each of these options vests in equal annual installments over a three-year period measured from the date of grant, subject to the director’s continued service as a director. Further, on the date of our annual meeting of stockholders, each non-employee director that has served on our Board of Directors for at least six months prior to such annual meeting will receive an option to purchase 34,400 shares of our common stock under our 2020 Plan. Each of these options vests in full on the earlier to occur of the one-year anniversary of the grant date and immediately prior to our first annual meeting of stockholders occurring after the grant date, subject to the director’s continued service as a director. All options granted to our non-employee directors under our director compensation program will be issued at exercise prices equal to the fair market value of our common stock on the date of grant and will become exercisable in full in the event of a change in control.

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

The table below shows the compensation paid to our non-employee directors during 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)		Stock Awards ($)(3)		All Other Compensation ($)		Total ($)
Ian Smith	75,000	299,160	(4)	75,001	(5)	—		449,161
Martin Freed, M.D., F.A.C.P.	60,000	224,204	(6)	—		—		284,204
Ilan Ganot	40,000	224,204	(6)	—		241,145	(7)	505,349
Clare Kahn, Ph.D.	51,500	224,204	(6)	—		—		275,704
Georgia Keresty, Ph.D., M.PH.	49,247	224,204	(6)	—		—		273,451
Adam Koppel, M.D., Ph.D.(8)	17,901	46,803		—		—		64,704
Sukumar Nagendran, M.D.	52,500	224,204	(6)	—		—		276,704
Rajeev Shah(8)	22,376	54,551		—		—		76,927
Adam Stone	55,500	224,204	(6)	—		—		279,704
Lynne Sullivan	59,000	224,204	(6)	—		—		283,204

(1)

The amounts in this column (i) represent the aggregate grant date fair value of the options granted to the non-employee directors as computed in accordance with FASB ASC Topic 718 and (ii) for Dr. Koppel and Mr. Shah, represents $46,803 and $54,551, respectively, of incremental fair value related to previously granted and vested options that were modified in August 2024, computed as of the modification date in accordance with FASB ASC Topic 718. The modification extended the exercise period for options that were vested as of the date of their resignation from our Board of Directors. The assumptions used in calculating the grant date fair value of the options are set forth in Note 9 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(2)

As of December 31, 2024, our non-employee directors held options to purchase shares of our common stock as follows: Mr. Smith: 203,906 shares; Dr. Freed: 65,430 shares; Mr. Ganot: 150,314 shares; Dr. Kahn: 62,432 shares; Dr. Keresty: 59,766 shares; Dr. Koppel: 21,966 shares; Dr. Nagendran: 63,765 shares; Mr. Shah: 28,032 shares; Mr. Stone: 62,432 shares; and Ms. Sullivan: 62,432 shares

(3)

The amount in this column represents the aggregate grant date fair value of the RSUs as computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the award are set forth in Note 9 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. As of December 31, 2024, our non-employee directors held RSUs with respect to shares of our common stock as follows: Mr. Smith: 3,255 RSUs and Mr. Ganot: 7,767 RSUs.

(4)

Consists of (i) an option to purchase 15,112 shares of our common stock granted on January 3, 2024 in respect of his services as Executive Chairman and (ii) an option to purchase 34,400 shares of our common stock granted on June 11, 2024 in accordance with our non-employee director compensation program.

(5)	Consists of 13,021 RSUs granted on January 3, 2024 in respect of his services as Executive Chairman.
(6)	Consists of an option to purchase 34,400 shares of our common stock granted on June 11, 2024 in accordance with our non-employee director compensation program.
(7)

Represents severance payments (representing continued payment of his former base salary) made to Mr. Ganot pursuant to the Ganot Transition Agreement (as defined below). For further information about the Ganot Consulting Agreement and Ganot Transition Agreement, see Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K.

(8)	Resigned from our Board of Directors effective June 11, 2024.

In respect of his services as Executive Chairman of our Board of Directors, on January 6, 2025, we granted Mr. Smith an option to purchase 22,148 shares of our common stock and 18,293 RSUs.

Annie Ganot, who is the wife of Ilan Ganot and one of our co-founders, serves as our Vice President, Patient Advocacy. The compensation she receives in connection with such service is set forth in Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K.

During 2024, we did not provide any compensation to Mr. Cumbo, our President and Chief Executive Officer, for his service as a member of our Board of Directors. Mr. Cumbo’s compensation for his service as an executive officer is set forth above under “Compensation of our Named Executive Officers — 2024 Summary Compensation Table.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of February 24, 2025 by (i) each person whom we know to beneficially own more than 5% of our outstanding common stock, which we refer to as a 5% stockholder, (ii) each director, (iii) each Named Executive Officer and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the address of each executive officer and director is c/o Solid Biosciences Inc., 500 Rutherford Avenue, 3rd Floor, Charlestown, Massachusetts 02129.

The number of shares of common stock "beneficially owned" by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of our common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after February 24, 2025. The percentage of beneficial ownership in the table below is based on 76,516,805 shares of common stock deemed to be outstanding as of February 24, 2025.

Unless otherwise indicated below, and subject to community property laws where applicable, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Perceptive Life Sciences Master Fund Ltd. and affiliated entities(1)	11,934,678	15.59%
Entities affiliated with RA Capital Management, L.P.(2)	8,011,678	9.99%
Entities affiliated with Bain Capital Life Sciences Investors, LLC(3)	7,933,582	9.99%
Invus Public Equities, L.P. and affiliated entities (4)	7,415,905	9.69%
Commodore Capital Master LP(5)	5,825,000	7.61%
Entities managed by Vestal Point Capital, LP (6)	4,288,850	5.61%
Adage Capital Management, L.P.(7)	4,248,084	5.55%
Named Executive Officers and Directors:
Alexander Cumbo(8)	264,314	*
Gabriel Brooks(9)	77,585	*
David Tyronne Howton(10)	119,969	*
Ian Smith(11)	292,589	*
Martin Freed(12)	34,614	*
Ilan Ganot(13)	257,781	*
Clare Kahn(14)	29,132	*
Georgia Keresty(15)	25,366	*
Sukumar Nagendran(16)	33,515	*
Adam Stone(17)	28,032	*
Lynne Sullivan(18)	28,032	*
All current directors and executive officers as a group (14 persons)(19)	1,461,139	1.88%

*	Less than 1 percent
(1)

Consists of (a) 11,833,539 shares held by Perceptive Life Sciences Master Fund, Ltd., (b) 73,107 shares held by Perceptive Xontogeny Venture Fund, L.P. and (c) 28,032 shares underlying options held by Adam Stone, a member of our Board of Directors, that are exercisable as of February 24, 2025 or will become exercisable within 60 days after such date. Perceptive Advisors LLC is the investment manager to Perceptive Life Sciences Master Fund, Ltd. and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund, Ltd. Perceptive Xontogeny Venture GP, LLC is the investment manager to Perceptive Xontogeny Venture Fund, LP. Joseph Edelman is the managing member of Perceptive Advisors LLC and Perceptive Xontogeny Venture GP, LLC. Perceptive Advisors LLC, Perceptive Xontogeny Venture GP, LLC and Mr. Edelman may be deemed to beneficially own the shares held by Perceptive Life Sciences Master Fund, Ltd. and Perceptive Xontogeny Venture Fund, LP. The address of Perceptive is 51 Astor Place, 10th Floor, New York, New York 10003. Perceptive Life Sciences Master Fund, Ltd. reports that it holds shared voting and shared dispositive power with respect to 11,861,572 shares, Perceptive Xontogeny Venture Fund, L.P. reports that it holds shared voting and shared dispositive power with respect to 73,107 shares and Perceptive Advisors LLC reports that it holds shared voting and dispositive power with respect to 11,934,679 shares. Based on information set forth in a Schedule 13D/A filed with the SEC on February 21, 2025.

(2)

Consists of (a) 4,192,216 shares held by RA Capital Healthcare Fund, L.P., or RACHF, (b) 109,661 shares held by RA Capital Nexus Fund, L.P., or RACNF, (c) 28,569 shares held by a separately managed account, which is referred to, together with RACHF and RACNF, as the RA Capital Entities, (d) 28,032 shares of common stock underlying vested options held by Rajeev Shah, a former member of our Board of Directors, for the benefit of RA Capital Management, L.P., or RACM, that are exercisable as of February 24, 2025 and (e) pre-funded warrants exercisable for up to 3,722,085 shares of common stock held by RACHF. The pre-funded warrants contain a provision which precludes the exercise of the pre-funded warrants to the extent that, following exercise, RACHF, together with its affiliates and other attribution parties, would own more than 9.99% of our common stock outstanding. RACHF, together with its affiliates and other attribution parties, is currently prohibited from exercising the pre-funded to the extent that such exercise would result in beneficial ownership of more than 8,011,678 shares of common stock. RA Capital Healthcare Fund GP, LLC is the general partner of RACHF and RA Capital Nexus Fund GP, LLC is the general partner of RACNF. RACM is the investment manager for RACHF, RACNF and the separately managed account. The general partner of RACM is RA Capital Management GP, LLC, or RACM GP, of which Dr. Peter Kolchinsky and Mr. Shah are the managing members. Mr. Shah is a former member of our Board of Directors. RACM, RACM GP, Dr. Kolchinsky and Mr. Shah may be deemed to have voting and investment power over the shares held of record by RACHF, RACNF and the separately managed account. RACM, RACM GP, Dr. Kolchinsky and Mr. Shah expressly disclaim beneficial ownership over all shares held by RACHF, RACNF, the separately managed account and Mr. Shah, except to the extent of their pecuniary interest therein. The address for each of RACHF, RACNF and RACM is 200 Berkeley Street,

18th Floor, Boston, Massachusetts 02116. RACM reports that it may be deemed to share voting power and dispositive power with respect to the shares held by the RA Capital Entities. Based on information set forth in a Schedule 13D/A filed with the SEC on February 21, 2025.

(3)

Consists of (a) 528,660 shares held by BCLS SB Investco, LP., or BCLS SB, (b) an aggregate of 3,301,955 shares and pre-funded warrants exercisable for up to 6,444,170 shares of common stock held by BCLS II Investco, LP, or BCLS II Investco, (c) 267,257 shares held by Bain Capital Life Sciences Fund II, L.P., or BCLS Fund II, (d) 32,550 shares held by BCIP Life Sciences Associates, LP, or BCIPLS, and (e) 904,160 shares held by BCLS II Equity Opportunities, LP, or BCLS II EO, which is referred to, together with BCIPLS, BCLS SB, BCLS II Investco and BCLS Fund II, as the Bain Capital Life Sciences Entities. Bain Capital Life Sciences Investors, LLC (i) is the manager of Bain Capital Life Sciences Partners, LP, which is the general partner of BCLS SB, (ii) is the manager of Bain Capital Life Sciences Investors II, LLC, which is the general partner of BCLS Fund II, which is the managing member of BCLS II Investco (GP), LLC, which is the general partner of BCLS II Investco, and (iii) governs the investment strategy and decision-making process with respect to investments held by BCIPLS. As a result, Bain Capital Life Sciences Investors, LLC may be deemed to share voting and dispositive power with respect to the shares held by the Bain Capital Life Sciences Entities. BCLS II Investco is prohibited from exercising the pre-funded warrants to the extent that BCLS II Investco, together with its affiliates and other attribution parties, would, after such exercise, collectively beneficially own in excess of 9.99% of our outstanding common stock. BCLS II Investco, together with its affiliates and other attribution parties, is currently prohibited from exercising the pre-funded to the extent that such exercise would result in beneficial ownership of more than 7,933,582 shares of common stock. The address of the Bain Capital Life Sciences Entities is c/o Bain Capital Life Sciences, LP, 200 Clarendon Street, Boston, Massachusetts 02116. Based on information set forth in a Schedule 13D/A filed with the SEC on February 21, 2025.

(4)

Consists of 6,402,653 shares held by Invus Public Equities L.P., or Invus Public Equities, and 1,013,252 shares held by Avicenna Life Sci Master Fund LP, or Avicenna Fund. Invus Public Equities Advisors, LLC, or Invus PE Advisors, as the general partner of Invus Public Equities, controls Invus Public Equities and, accordingly, may be deemed to beneficially own the shares directly held by Invus Public Equities. Invus Global Management, LLC, or Global Management, as the managing member of Invus PE Advisors, controls Invus PE Advisors and, accordingly, may be deemed to beneficially own the shares that Invus PE Advisors may be deemed to beneficially own. Siren, L.L.C., or Siren, as the managing member of Global Management, controls Global Management and, accordingly, may be deemed to beneficially own the shares that Global Management may be deemed to beneficially own. Avicenna Life Sci Master GP LLC, or Avicenna GP, as the general partner of Avicenna Fund, controls Avicenna Fund and, accordingly, may be deemed to beneficially own the Shares beneficially held by Avicenna Fund. Ulys, as the managing member of Avicenna GP, controls Avicenna GP and, accordingly, may be deemed to beneficially own the shares that Avicenna GP may be deemed to beneficially own. Mr. Raymond Debbane, as the managing member of Siren and Ulys L.L.C., or Ulys, controls Siren and Ulys and, accordingly, may be deemed to beneficially own the shares that Siren and Ulys may be deemed to beneficially own. The address of Invus Public Equities and its affiliates is 750 Lexington Avenue, 30th Floor, New York, NY 10022. Based, in part, on information set forth in a Schedule 13G filed on February 12, 2025 and the shares purchased in the underwritten offering on February 19, 2025.

(5)

Consists of shares held by Commodore Capital Master LP, or Commodore. Commodore Capital LP is the investment manager of Commodore and may be deemed to beneficially own these shares. Michael Kramarz and Robert Egen Atkinson are the managing partners of Commodore Capital LP and exercise investment discretion with respect to these securities. The address of Commodore is 444 Madison Avenue, Floor 35, New York, New York 10022. Based on information set forth in a Schedule 13G filed with the SEC on February 25, 2025.

(6)

Consists of shares held by Vestal Point Capital, LP. The sole general partner of Vestal Point Master Fund, LP is Vestal Point Partners GP, LLC. The managing member of Vestal Point Partners GP, LLC is Ryan Wilder. The sole general partner of Vestal Point Capital, LP is Vestal Point Capital, LLC. The managing member of Vestal Point Capital, LLC is Mr. Wilder. As a result, Mr. Wilder may be deemed to have voting and investment power over the securities held by Vestal Point Master Fund, LP and the account separately managed by Vestal Point Capital, LP. Mr. Wilder disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein. The address of these entities and Mr. Wilder is c/o Vestal Point Capital, LP, 632 Broadway, Suite 602, New York, NY 10012. Based, in part, on information set forth in a Schedule 13G filed on November 14, 2024 and the shares purchased in the underwritten offering on February 19, 2025.

(7)

Consists of shares held by Adage Capital Partners, L.P. Robert Atchinson and Phillip Gross are the managing members of Adage Capital Advisors, L.L.C., which is the managing member of Adage Capital Partners GP, L.L.C., which is the general partner of Adage Capital Partners, LP, and each such person or entity, as the case may be, has shared voting and/or dispositive power over the securities held by Adage Capital Partners, LP and may be deemed the beneficial owner of such shares, and each such person or entity, as the case may be, disclaims beneficial ownership of such securities except to the extent of their respective pecuniary interest therein. The address of Adage Capital Partners, LP, Adage Capital Advisors, L.L.C., Adage Capital Partners GP, L.L.C., Mr. Atchinson and Mr. Gross is c/o Adage

Capital Partners, L.P., 200 Clarendon St., 52nd Floor, Boston, MA 02116. Based on information set forth in a Form 4 filed with the SEC on February 19, 2025.
(8)

Consists of (a) 60,717 shares of common stock owned by Mr. Cumbo and (b) 203,597 shares of common stock underlying options held by Mr. Cumbo that are exercisable as of February 24, 2025 or will become exercisable within 60 days after such date.

(9)

Consists of (a) 22,812 shares of common stock owned by Dr. Brooks and (b) 54,773 shares of common stock underlying options held by Dr. Brooks that are exercisable as of February 24, 2025 or will become exercisable within 60 days after such date.

(10)

Consists of (a) 24,789 shares of common stock owned by Mr. Howton and (b) 95,180 shares of common stock underlying options held by Mr. Howton that are exercisable as of February 24, 2025 or will become exercisable within 60 days after such date.

(11)

Consists of (a) 112,972 shares of common stock owned by Mr. Smith, (b) 175,043 shares of common stock underlying options held by Mr. Smith that are exercisable as of February 24, 2025 or will become exercisable within 60 days after such date and (c) 4,574 shares of common stock underlying RSUs held by Mr. Smith that will vest within 60 days after such date.

(12)

Consists of (a) 3,584 shares of common stock owned by Dr. Freed and (b) 31,030 shares of common stock underlying options held by Dr. Freed that are exercisable as of February 24, 2025 or will become exercisable within 60 days after such date.

(13)

Consists of (a) 94,648 shares held by Mr. Ganot as an individual, (b) 4,042 shares held by Mr. Ganot and Ms. Ganot as joint tenants with right of survivorship, (c) 19,394 shares held by Mr. Adam Ganot and Ms. Ganot and their successors, as trustees for the Ilan Ganot 2017 Irrevocable Trust, (d) 108,147 shares of common stock underlying options held by Mr. Ganot that are exercisable as of February 24, 2025 or will become exercisable within 60 days after such date, (e) 14,839 shares held by Ms. Ganot, and (f) 16,711 shares of common stock underlying options held by Ms. Ganot that are exercisable as of February 24, 2025 or will become exercisable within 60 days after such date

(14)

Consists of (a) 1,100 shares of common stock owned by Dr. Kahn, and (b) 28,032 shares of common stock underlying options held by Dr. Kahn that are exercisable as of February 24, 2025 or will become exercisable within 60 days after such date.

(15)	Consists of 25,366 shares of common stock underlying options held by Dr. Keresty that are exercisable as of February 24, 2025 or will become exercisable within 60 days after such date.
(16)

Consists of (a) 4,150 shares of common stock owned by Dr. Nagendran and (b) 29,365 shares of common stock underlying options held by Dr. Nagendran that are exercisable as of February 24, 2025 or will become exercisable within 60 days after such date.

(17)

Consists of 28,032 shares of common stock underlying options held by Mr. Stone that are exercisable as of February 24, 2025 or will become exercisable within 60 days after such date. Mr. Stone is Chief Investment Officer of Perceptive Advisors LLC. Mr. Stone disclaims beneficial ownership of the shares held by Perceptive. The address of Mr. Stone is 51 Astor Place, 10th Floor, New York, NY 10003.

(18)	Consists of 28,032 shares of common stock underlying options held by Ms. Sullivan that are exercisable as of February 24, 2025 or will become exercisable within 60 days after such date.
(19)

Includes (a) 1,023,599 shares of common stock underlying options that are exercisable as of February 24, 2025 or will become exercisable within 60 days after such date and (b) 4,574 shares of common stock underlying RSUs that will vest within 60 days after February 24, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2024. As of December 31, 2024, we had four equity compensation plans: our 2018 Omnibus Incentive Plan, our 2020 Plan, our Amended and Restated 2021 Employee Stock Purchase Plan, or the ESPP, each of which was approved by our stockholders, and our 2024 Inducement Stock Incentive Plan, which plan was not approved by our stockholders. We have also made inducement awards outside of our equity compensation plans to certain new hires, which awards were not approved by our stockholders.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,227,045	(1)	$22.84	663,969	(3)(4)
Equity compensation plans not approved by security holders	1,346,489	(5)	6.91	599,933
Total	6,573,534		$18.22	1,263,902

(1)	Reflects shares issuable upon exercise of options and settlement of RSUs and PSUs (assuming payout of PSUs at the maximum achievement level).
(2)	The weighted-average exercise price does not include RSUs and PSUs, which have no exercise price.
(3)

The number of shares of common stock reserved for issuance under the 2020 Plan will be increased on the first day of each fiscal year beginning with the fiscal year ended December 31, 2023 and ending in the fiscal year ending December 31, 2032, in an amount equal to the lesser of: (i) 5% of the outstanding shares of our common stock on the first day of the applicable fiscal year and (ii) an amount determined by our Board of Directors. On January 1, 2025, the shares of common stock reserved under the 2020 Plan were increased by 2,023,407 shares pursuant to the annual increase described above.

(4)

The number of shares of common stock reserved for issuance under the ESPP will be increased on the first day of each fiscal year beginning with the fiscal year ending December 31, 2024 and ending in the fiscal year ending December 31, 2033, in an amount equal to the lesser of: (i) 293,597 shares of common stock, (ii) 1% of the outstanding shares of our common stock on the first day of the applicable fiscal year and (iii) an amount determined by our Board of Directors. On January 1, 2025, the shares reserved under the ESPP were increased by 293,597 shares pursuant to the annual increase described above.

(5)

Represents inducement stock option and RSU awards granted to employees in accordance with Nasdaq Listing Rule 5635(c)(4), with an exercise price equal to the closing price of our common stock on the date of grant, for inducement stock option awards.

This aggregate amount includes the following inducement awards made to our officers (as defined in Exchange Act Rule 16a-1(f)):

Name	Options(1)	RSUs(2)	Grant Date
Alexander Cumbo,	228,900	114,449	12/2/2022
President, Chief Executive Officer and Director
Kevin Tan,	90,000	45,000	1/9/2023
Chief Financial Officer and Treasurer
David Tyronne Howton,	104,410	52,205	12/2/2022
Chief Operating Officer and Secretary
Jessie Hanrahan, Ph.D.,	94,899	47,449	12/2/2022
Chief Regulatory Officer
Paul Herzich,	57,900	28,955	12/2/2022
Chief Technology Officer

(1)

Vests over a term of four years, with 25% of the original number of shares vesting on the first anniversary of the grant date and 2.0833% of the original number of shares monthly thereafter until the fourth such anniversary.

(2)	Vests over a term of four years, with 25% of the original number of shares vesting on each anniversary of the grant date until the fourth such anniversary.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

In addition to the executive officer and director compensation arrangements discussed in Item 11, “Executive Compensation” of this Annual Report on Form 10-K, the following describes transactions since January 1, 2023 to which we have been or will be a participant, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of our total assets at year end for each of the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Amended and Restated Registration Rights Agreement

We are party to an Amended and Restated Registration Rights Agreement, or the Registration Rights Agreement, dated March 29, 2017, with certain of our stockholders, or the Investors, which includes holders of more than 5% of our voting securities and entities affiliated with certain of our directors. The Registration Rights Agreement provides the Investors the right, subject to certain conditions, to demand that we file a registration statement or to request that their shares be covered by a registration statement that we are otherwise filing.

February 2025 Underwritten Registered Offering

On February 19, 2025, we closed an underwritten offering in which we issued and sold an aggregate of 35,739,810 shares of our common stock at a price per share of $4.03 and pre-funded warrants to purchase 13,888,340 shares of our common stock at a price per warrant of $4.029, before expenses and underwriting discounts and commissions. We received aggregate net proceeds of approximately $187.5 million, after deducting expenses and underwriting discounts and commissions. The number of shares that our holders of more than 5% of our voting securities purchased and the aggregate purchase price paid for such shares is set forth in the table below.

Purchaser (1)	Pre-Funded Warrants Purchased (#)	Aggregate Purchase Price for Pre-Funded Warrants ($)	Shares of Common Stock Purchased (#)	Aggregate Purchase Price for Shares ($)
BCLS II Investco, LP	6,444,170	25,963,561	1,000,000	4,030,000
Perceptive Life Sciences Master Fund Ltd.	—	—	5,000,000	20,150,000
RA Capital Healthcare Fund, LP	3,722,085	14,996,281	—	—
Adage Capital Partners, L.P.	—	—	2,481,400	10,000,042
Invus Public Equities, L.P.	—	—	3,722,100	15,000,063
Vestal Point Capital, LP	—	—	1,488,850	6,000,066

(1)

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for more information about the shares held by the identified entities.

January 2024 Private Placement

On January 8, 2024, we entered into a securities purchase agreement with respect to the private placement of an aggregate of 16,973,103 shares of our common stock at a price of $5.53 per share, and, to one investor in lieu of shares, pre-funded warrants to purchase 2,712,478 shares of our common stock, at a price of $5.529 per pre-funded warrant. We received $103.7 million in aggregate net proceeds from the private placement, after deducting offering costs. The number of shares purchased by the holders of more than 5% of our voting securities at the time of the private placement and the aggregate purchase price paid for such shares is set forth in the table below.

Name (1)	Shares of Common Stock Purchased (#)	Purchase Price ($)
Perceptive Life Sciences Master Fund Ltd.	3,410,713	18,861,243
Adage Capital Partners, L.P.	2,712,478	15,000,003
Deerfield Partners, L.P.	2,260,398	12,500,001
Invus Public Equities, L.P.	1,808,319	10,000,004
RA Capital Healthcare Fund, L.P.	904,160	5,000,005
BCLS II Equity Opportunities, LP	904,160	5,000,005

(1)

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for more information about the shares held by the identified entities.

Arrangements with Ian F. Smith

Mr. Smith became our Executive Chairman, effective January 1, 2022. The compensation that we have paid to Mr. Smith in connection with his services as Executive Chairman and as our non-employee director is discussed above in Item 11, “Executive Compensation” of this Annual Report on Form 10-K.

Arrangements with Ilan Ganot

Mr. Ganot is a member of our Board of Directors and served as our President and Chief Executive Officer until December 2022. On September 29, 2022, we entered into an Executive Transition and Separation Agreement with Mr. Ganot, or the Ganot Transition Agreement, which became effective as of December 2, 2022, or the Separation Date. Pursuant to the Ganot Transition Agreement, Mr. Ganot was entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 18 months from the Separation Date (an aggregate of $868,050) and (2) provided he was eligible for and timely elected to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 18 months following the Separation Date. Mr. Ganot also received $477,427, less applicable taxes and withholdings, which is a lump sum payment equal to 150% of his target bonus for 2022.

On September 29, 2022, we also entered into a Consulting Agreement with Mr. Ganot, or the Ganot Consulting Agreement, effective as of the Separation Date, pursuant to which Mr. Ganot assisted us with the transition of his duties to Mr. Cumbo and provided other consulting and advisory services, as requested from time to time by us. The Ganot Consulting Agreement expired by its terms in December 2023. Mr. Ganot was compensated at a rate of $20,833 per month for his services under the agreement for a total of $250,000.

We employ Ms. Ganot, one of our co-founders and the wife of Ilan Ganot, as our Vice President, Patient Advocacy. For 2023 and 2024, Ms. Ganot received annual salary and bonus payments of $360,380 and $374,795, respectively. For 2025 we expect Ms. Ganot will receive annual salary and bonus payments of less than $475,000 in the aggregate. In January 2023, February 2024 and February 2025, we granted (i) an option to purchase 23,950 shares of our common stock and RSUs with respect to 11,975 shares of our common stock, (ii) RSUs with respect to 19,444 shares of our common stock and (iii) RSUs with respect to 60,000 shares of our common stock, respectively, to Ms. Ganot relating to her service as our Vice President, Patient Advocacy. The options vest over a term of four years, with 25% of the original number of shares vesting on the first anniversary of the date of grant and 2.0833% of the original number of shares on the first day of each calendar month thereafter until the fourth such anniversary. The RSUs vest in equal annual installments over a term of four years from the date of grant.

For further information about the compensation received by Mr. Ganot in 2024, see “Non-Employee Director Compensation” in Item 11, “Executive Compensation” of this Annual Report on Form 10-K.

Arrangements with Carl Morris

Carl Morris served as our Chief Scientific Officer, Neuromuscular until July 14, 2023, or the Morris Separation Date. On May 22, 2023, we entered into an executive transition and separation agreement with Dr. Morris, or the Morris Transition and Separation Agreement. On the Morris Separation Date, we also entered into a consulting agreement, or the Morris Consulting Agreement, pursuant to which Dr. Morris assisted with the transition of his duties and provided other consulting and advisory services, as requested from time to time by us.

Pursuant to the Morris Transition Separation Agreement, Dr. Morris was entitled to receive all unpaid base salary earned through the Morris Separation Date, any amounts for accrued unused paid time off to which he was entitled through such date in accordance with our policy, and reimbursement of any properly incurred unreimbursed business expenses incurred through such date. In addition, contingent on his providing a release of claims, Dr. Morris was entitled to (1) severance equal to a year’s base salary, paid ratably over 12 months from the Morris Separation Date (an aggregate of $430,500), (2) provided he was eligible for and timely elected to continue receiving group health insurance under COBRA, payment by us of the portion of health coverage premiums that we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 12 months following the Morris Separation Date, and (3) $172,200, less applicable taxes and withholdings, which is a lump sum payment equal to 100% of his target bonus for 2023. In January 2023, we granted options to purchase 95,100 shares of our common stock and RSUs with respect to 47,555 shares of our common stock to Dr. Morris. The options vested with respect to 25% of the shares underlying the options on the first anniversary of the grant date and as to an additional 2.0833% of the original number of shares underlying the options monthly thereafter through the fourth anniversary of the grant date. The RSUs vest in equal annual installments over four years from the date of grant. In consideration for services under the Morris Consulting Agreement, Dr. Morris’ then-outstanding equity awards continued to vest and remained exercisable in accordance with the applicable equity plans and award agreements.

Arrangements with Danforth Advisors, LLC

In November 2020, we entered into a consulting agreement with Danforth Advisors, LLC, or Danforth, an affiliate of Stephen DiPalma, our former interim chief financial officer who resigned in January 2023. Pursuant to the consulting agreement, Danforth provided us with the chief financial officer services of Mr. DiPalma, and continues to provide us other services, including financial planning, offering support and accounting services, in exchange for fees payable to Danforth based on hourly rates. We have paid Danforth approximately $2.8 million to date. The consulting agreement may be terminated by either party without cause upon 60 days’ prior written notice to the other party and with cause upon 30 days’ prior written notice to the other party.

Indemnification Agreements

We have entered into agreements to indemnify our directors and executive officers. These agreements require us, among other things, to indemnify these individuals for certain expenses (including attorneys' fees), judgments, fines and settlement amounts reasonably incurred by such persons in any action or proceeding, including any action by or in our right, on account of any services undertaken by any such person on behalf of our company or that person's status as a member of our Board of Directors to the maximum extent allowed under Delaware law.

Policy for Approval of Related-Person Transactions

We have adopted a written related-person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a "related person," has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a "related-person transaction," the related person must report the proposed related-person transaction to our general counsel. The policy calls for the proposed related-person transaction to be reviewed by and if deemed appropriate approved by, the audit committee of our Board of Directors. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review and, in its discretion, may ratify the related-person transaction. The policy also permits the chair of the audit committee to review, and if deemed appropriate approve, proposed related-person transactions that arise between audit committee meetings, subject to ratification by the audit committee at its next meeting. Any related-person transactions that are ongoing in nature will be reviewed annually.

A related-person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person's interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

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

Director Independence

Nasdaq rules require a majority of a listed company's board of directors to be comprised of independent directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company's audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, under applicable Nasdaq rules, a director will only qualify as an "independent director" if, in the opinion of the listed company's board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director's ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our Board of Directors has determined that all members of the Board of Directors, except Alexander Cumbo and Ilan Ganot, are independent directors, as defined under applicable Nasdaq rules. In March 2024, our Board of Directors also previously determined that Adam Koppel and Rajeev Shah, former directors who resigned from our board of directors, effective June 11, 2024, were independent directors, as defined under applicable Nasdaq rules. In making such determinations, our Board of Directors considered the relationships that each director has with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining his or her independence, including the beneficial ownership of our common stock by each director. Mr. Cumbo is not an independent director under applicable rules because he is our President and Chief Executive Officer. Mr. Ganot is not an independent director under applicable rules because he was our President and Chief Executive Officer until December 2, 2022.

Our Board of Directors has determined that the composition of our committees currently complies with all applicable independence requirements of Nasdaq and the rules and regulations of the SEC.

Item 14. Principal Accountant Fees and Services.

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Audit fees	$752,500	$903,500
Audit-related fees	—	—
Tax fees	67,160	66,463
All other fees	2,125	2,125
Total	$821,785	$972,088
The services rendered by PricewaterhouseCoopers LLP in connection with the fees presented above were as follows:

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

Pre-Approval Policies

The audit committee has not adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm and, consequently, all audit and non-audit services are pre-approved by the whole audit committee or the chair of the audit committee. All fees for the fiscal years ended December 31, 2024 and 2023 were so pre-approved.

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

3.1

Certificate of Incorporation of Solid Biosciences Inc., as amended (incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-280116) on June 11, 2024).

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

10.3†	Solid Biosciences Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on January 29, 2018).

10.4†	Form of Incentive Stock Option Agreement under 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 13, 2019).

10.5†	Form of Nonqualified Stock Option Agreement under 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on March 13, 2019).

10.6†	Form of Restricted Stock Agreement under 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.7#

Exclusive Patent License Agreement, dated as of October 16, 2015, by and between Solid GT, LLC and the University of Washington (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 13, 2024).

10.8#

License Agreement, dated as of October 15, 2015, by and between Solid GT, LLC and The Curators of the University of Missouri (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on March 13, 2024).

10.9†	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.10*†	Summary of Non-Employee Director Compensation Program

10.11	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 26, 2019).

10.12

Registration Rights Agreement, dated July 25, 2019, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 26, 2019).

10.13†

Consulting Agreement, dated as of November 19, 2020, by and between Solid Biosciences Inc. and Danforth Advisors, LLC (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on March 15, 2021).

10.14*†

Executive Chair Agreement, effective January 1, 2022, by and between Solid Biosciences Inc. and Ian F. Smith, as amended by the First Amendment to Executive Chair Agreement, effective September 30, 2022, Second Amendment to the Executive Chair Agreement, effective January 1, 2024, and Third Amendment to the Executive Chair Agreement, effective January 6, 2025.

10.15†

Amended and Restated 2020 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-280116) filed on June 11, 2024).

10.16†	Form of Stock Option Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 6, 2020).

10.17†	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on March 14, 2022).

10.18

Stock Purchase Agreement, dated as of October 22, 2020, by and between the Company and Ultragenyx Pharmaceutical Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.19#

Investor Agreement, dated as of October 22, 2020, by and between the Company and Ultragenyx Pharmaceutical Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.20#

First Amendment, dated as of October 9, 2020, to the Exclusive Patent License by and between the Company and the University of Washington (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.21

Registration Rights Agreement, dated December 10, 2020, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 11, 2020).

10.22#

First Amendment, dated as of January 27, 2021, to the Exclusive Patent License by and between the Company and the Curators of the University of Missouri (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed on March 14, 2021).

10.23	Lease, dated June 15, 2021, between Solid Biosciences Inc. and Hood Park LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 16, 2021).

10.24†	Amended and Restated 2021 Employee Stock Purchase Plan.(incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on March 13, 2024).

10.25†	Form of Nonstatutory Inducement Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 16, 2021).

10.26†	Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 filed on August 16, 2021).

10.27

Amended and Restated Sales Agreement, dated March 13, 2024, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on March 13, 2024).

10.28	Form of Parent Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2022).

10.29	Form of Support and Joinder Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 30, 2022).

10.30

Registration Rights Agreement, dated September 29, 2022, by and among Solid Biosciences Inc. and the persons party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 30, 2022).

10.31†

Employment Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and Alexander Cumbo (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on September 30, 2022).

10.32†

Executive Transition and Separation Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and Ilan Ganot (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on September 30, 2022).

10.33†

Consulting Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and Ilan Ganot (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on September 30, 2022).

10.34†

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

10.37

Employment Agreement, dated October 2, 2023, by and between Solid Biosciences Inc. and Gabriel Brooks (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November, 8 2023).

10.38#

Standard Exclusive License Agreement With Know-How (Agreement No. A19110), dated as of March 17, 2020, by and between AavantiBio, Inc. and University of Florida Research Foundation, Incorporated, as amended on August 23, 2022 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed as on March 23, 2023).

10.39#

Standard Exclusive License Agreement With Know-How (Agreement No. A19111), dated as of March 17, 2020, by and between AavantiBio, Inc. and University of Florida Research Foundation, Incorporated, as amended on May 25, 2021 and August 23, 2022 (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed on March 23, 2023).

10.40	Form on Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 8, 2024).

10.41

Form of Registration Rights Agreement, dated January 8, 2024, by and among Solid Biosciences Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 8, 2024).

10.42†	2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed on March 13, 2024).

10.43†	Form of Non-Statutory Stock Option Agreement under the 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed on March 13, 2024).

10.44†

Form of Restricted Stock Unit Agreement under the 2024 Inducement Stock Incentive Plan. Form of Restricted Stock Unit Agreement under the 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed on March 13, 2024).

10.45†	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed on March 13, 2024).

10.46##

Patent License Agreement, dated as of March 10, 2016, by and between Solid GT, LLC and the Regents of the University of Michigan.(incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed on March 13, 2024).

10.47##

Life Technologies Cell Line License Agreement, dated as of November 20, 2016, by and between Solid Biosciences, LLC and Life Technologies Corporation (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K filed on March 13, 2024).

10.48##

License Agreement, dated as of June 23, 2016, by and between Solid GT, LLC and President and Fellows of Harvard College (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed on March 13, 2024).

10.49##

License Agreement, dated as of August 3, 2017, by and between Solid Biosciences, LLC and President and Fellows of Harvard College (incorporated by reference to Exhibit 10.56 to the Annual Report 10-K filed March 13, 2024).

10.50*#	Research, Collaboration & License Agreement, dated as of November 4, 2020, by and between the Trustees of the University of Pennsylvania and FA212 LLC, as amended

10.51*#	Asset Purchase Agreement, dated as of September 19, 2024, by and between Solid Biosciences Inc. and FA212 LLC

10.52	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 18, 2025).

19.1*	Insider Trading Policy.

21.1*	Subsidiaries of Solid Biosciences Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on March 13, 2024).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SOLID BIOSCIENCES INC.

Date: March 6, 2025	By:	/s/ Alexander Cumbo
Alexander Cumbo President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Alexander Cumbo Alexander Cumbo	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2025
/s/ Kevin Tan Kevin Tan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2025
/s/ Ian F. Smith Ian F. Smith	Executive Chairman of the Board	March 6, 2025
/s/ Martin Freed Martin Freed	Director	March 6, 2025
/s/ Ilan Ganot	Director	March 6, 2025
Ilan Ganot
/s/ Clare Kahn	Director	March 6, 2025
Clare Kahn
/s/ Georgia Keresty	Director	March 6, 2025
Georgia Keresty
/s/ Sukumar Nagendran Sukumar Nagendran	Director	March 6, 2025
/s/ Adam Stone Adam Stone	Director	March 6, 2025
/s/ Lynne Sullivan Lynne Sullivan	Director	March 6, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Solid Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solid Biosciences, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that relates to accounts or disclosures that are material to the consolidated financial communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

External Research and Development Costs

As described in Note 2 to the consolidated financial statements, research and development costs are expensed as incurred. Research and development expenses include salaries, equity-based compensation and benefits of employees, third-party license fees and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and external costs of outside vendors engaged to conduct both preclinical studies and clinical trials. The Company has entered into various research and development contracts with research institutions and other companies. These agreements are generally cancellable, and related payments are recorded as research and development expenses as incurred. Management records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, management analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. As disclosed by management, the majority of service providers invoice the Company in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. The Company’s research and development expense for the year ended December 31, 2024 was $96.4 million, a majority of which relates to external research and development costs.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 6, 2025

We have served as the Company's auditor since 2017.

SOLID BIOSCIENCES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$80,235	$74,015
Available-for-sale securities	68,685	49,625
Prepaid expenses and other current assets	8,382	6,094
Total current assets	157,302	129,734
Non-current assets:
Operating lease, right-of-use asset	24,295	26,539
Property and equipment, net	4,747	6,624
Other non-current assets	366	209
Restricted cash	1,952	1,833
Total non-current assets	31,360	35,205
Total assets	$188,662	$164,939
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,237	$2,032
Accrued expenses and other current liabilities	19,852	10,161
Operating lease liabilities	1,787	1,855
Finance lease liabilities	1,231	469
Derivative liabilities	3,150	—
Total current liabilities	30,257	14,517
Non-current liabilities:
Operating lease liabilities, net of current portion	21,159	22,707
Finance lease obligations, net of current portion	—	1,234
Total non-current liabilities	21,159	23,941
Total liabilities	51,416	38,458
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 120,000,000 and 60,000,000 shares authorized at December 31, 2024 and 2023, respectively; 40,468,141 and 20,386,606 shares issued and outstanding at December 31, 2024 and 2023, respectively	40	20
Additional paid-in capital	920,609	785,199
Accumulated other comprehensive income	47	15
Accumulated deficit	(783,450)	(658,753)
Total stockholders' equity	137,246	126,481
Total liabilities and stockholders' equity	$188,662	$164,939

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$96,431	$76,563
General and administrative	33,297	27,752
Restructuring expense	—	(63)
Total operating expenses	129,728	104,252
Loss from operations	(129,728)	(104,252)
Other income, net:
Interest income	9,469	7,582
Interest expense	(340)	(440)
Change in fair value of derivative liabilities	(4,750)	—
Other income, net	652	1,095
Total other income, net	5,031	8,237
Net loss	$(124,697)	$(96,015)
Net loss per share, basic and diluted	$(3.06)	$(4.83)
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	40,816,694	19,884,007

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(124,697)	$(96,015)
Other comprehensive income:
Unrealized gain on available-for-sale securities	32	83
Comprehensive loss	$(124,665)	$(95,932)

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2023	19,556,732	$20	$774,452	$(68)	$(562,738)	$211,666
Issuance of common stock in public offering, net of sales commissions of $76	602,030	—	2,974	—	—	2,974
Vesting of restricted stock units	183,951	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	43,893	—	148	—	—	148
Unrealized gain on available-for-sale securities	—	—	—	83	—	83
Equity-based compensation	—	—	7,625	—	—	7,625
Net loss	—	—	—	—	(96,015)	(96,015)
Balance at December 31, 2023	20,386,606	20	785,199	15	(658,753)	126,481
Issuance of common stock in private placement, net of issuance costs of $4,407	16,973,103	17	89,437	—	—	89,454
Issuance of pre-funded warrants in private placement, net of issuance costs of $704	—	—	14,293	—	—	14,293
Issuance of common stock in public offering, net of sales commissions of $471	2,212,937	2	18,367	—	—	18,369
Issuance of common stock in private placement for upfront consideration	364,990	—	2,000	—	—	2,000
Vesting of restricted stock units	335,981	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	122,962	—	337	—	—	337
Exercise of common stock options	71,562	—	457	—	—	457
Unrealized gain on available-for-sale securities	—	—	—	32	—	32
Equity-based compensation	—	—	10,519	—	—	10,519
Net loss	—	—	—	—	(124,697)	(124,697)
Balance at December 31, 2024	40,468,141	$40	$920,609	$47	$(783,450)	$137,246

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(124,697)	$(96,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of discount on available-for-sale securities	(3,592)	(2,408)
Equity-based compensation expense	10,519	7,625
Depreciation and amortization expense	2,455	2,581
Non-cash lease expense	2,391	2,531
Non-cash acquired in-process research and development	3,400	—
Common stock issued as up-front payment for collaboration and license agreement	2,000	—
Change in fair value of derivative liabilities	4,750	—
Other	(88)	374
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(2,445)	598
Accounts payable	2,205	(764)
Change in operating lease liability	(1,676)	(1,735)
Accrued expenses and other current and non-current liabilities	4,766	(6,967)
Net cash used in operating activities	(100,012)	(94,180)
Investing activities:
Purchases of property and equipment	(654)	(1,515)
Proceeds from sale of property and equipment	5	—
Proceeds from sales and maturities of available-for-sale securities	188,900	128,632
Purchases of available-for-sale securities	(204,337)	(117,428)
Net cash (used in) provided by investing activities	(16,086)	9,689
Financing activities:
Proceeds from issuance of common stock and pre-funded warrants in private placement	108,858	—
Payments of common stock and pre-funded warrants issuance costs in private placement	(5,111)	—
Proceeds from issuance of common stock in public offering, net of sales commissions	18,369	2,974
Proceeds from exercise of stock options	457	—
Employee stock purchase plan purchases	337	148
Payments of principal portion of finance lease obligations	(473)
Net cash provided by financing activities	122,437	3,122
Net increase (decrease) in cash, cash equivalents and restricted cash	6,339	(81,369)
Cash, cash equivalents, and restricted cash at beginning of period	75,848	157,217
Cash, cash equivalents, and restricted cash at end of period	$82,187	$75,848

	Year Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,264	$4,501
Operating cash flows for finance leases	$469	$375
Financing cash flows for finance leases, cash paid for interest	$340	$435
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$407	$121
Decrease in right-of-use asset and lease liability due to lease termination	$(261)	$(252)
Decrease in property, plant and equipment due to asset exchange	$—	$(950)
Property and equipment purchases included in accounts payable and accruals	$—	$76

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	December 31,
	2024	2023
Cash and cash equivalents	$80,235	$74,015
Restricted cash, non-current	1,952	1,833
Total cash and cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows	$82,187	$75,848

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

The Company is a life sciences company focused on advancing a portfolio of current and future gene therapy candidates (collectively, “Candidates”), including SGT-003 for the treatment of Duchenne muscular dystrophy (“Duchenne”), SGT-212 for the treatment of FA, SGT-501 for the treatment of catecholaminergic polymorphic ventricular tachycardia, SGT-601 for the treatment of TNNT2-mediated dilated cardiomyopathy, and additional assets for the treatment of genetic cardiac and other diseases, at different stages of development with varying levels of investment. The Company is advancing its diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, the Company’s mission is to improve the daily lives of patients living with these devastating diseases.

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

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2024, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and pre-funded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering and follow-on public offering in March 2021 and under its at-the-market sales agreement.

On January 11, 2024, the Company issued and sold in a private placement 16,973,103 shares of the Company’s common stock at a price per share of $5.53 and, to one investor in lieu of shares of common stock, pre-funded warrants to purchase 2,712,478 shares of common stock at a price of $5.529 per pre-funded warrant (the “January 2024 Private Placement”). The Company received $103.7 million of net proceeds from the January 2024 Private Placement after deducting offering costs. No warrants were exercised during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company issued 2,212,937 shares of its common stock, pursuant to the Company's “at-the-market offering” sales agreement, between the Company and Jefferies LLC (the “ATM Sales Agreement”) for net proceeds of $18.4 million.

On February 19, 2025, the Company issued and sold 35,739,810 shares of its common stock at a price per share of $4.03 and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 13,888,340 shares of common stock at a price of $4.029 per pre-funded warrant (the “February 2025 Offering"). The Company received approximately $187.5 million of net proceeds from the February 2025 Offering after deducting underwriting discounts and commissions and estimated offering costs.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of December 31, 2024, the Company had an accumulated deficit of $783.5 million. During the years ended December 31, 2024 and 2023, the Company incurred net losses of $124.7 million and $96.0 million, respectively. The Company used $100.0 million of cash in operations for the year ended December 31, 2024. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $148.9 million, excluding restricted cash of $2.0 million, as of December 31, 2024, together with the net proceeds from the February 2025 Offering, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior period amounts within cash flows from operating activities in the consolidated statement of cash flows have been reclassified to conform to the current period presentation. These reclassifications are not material and had no effect on the previously reported net cash used in operating activities.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, estimates related to recognition of research and development expenses, equity-based compensation and derivative liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.

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

The Company classifies all of its investments as available-for-sale securities. The Company’s investments are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale debt securities are reported as a separate component of stockholders’ equity. The cost of debt securities sold is determined on a specific identification basis, and realized gains and losses are included in other income, net within the consolidated statement of operations. Impairment of available-for-sale securities is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit-related is recognized in other comprehensive income. No such adjustments were necessary during the periods presented.

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

The Company’s cash equivalents and available-for-sale securities are carried at fair value, determined according to the fair value hierarchy described above. Derivative liabilities are recorded at fair value based on the probability weighted present value of the estimated cash flows pursuant to the contractual terms of each agreement. The derivative liabilities are remeasured quarterly with changes in fair value recorded in change in fair value of derivative liabilities in the consolidated statements of operations. See Note 4, Fair Value of Financial Assets and Liabilities, for additional information. The carrying values of the Company’s accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short-term nature of these liabilities.

Leases

At the inception of a contract, the Company determines if a contract meets the definition of a lease. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company determines if the contract conveys the right to control the use of an identified asset for a period of time. The Company assesses throughout the period of use whether the Company has both of the following: (1) the right to obtain substantially all of the economic benefits from use of the identified asset and (2) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified asset. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the minimum future lease payments. Adjustments to the right-of-use asset may be required for items such as lease prepayments or incentives received. The Company’s policy is to not record leases with an original term of twelve months or less on the consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Certain lease agreements include rental payments that are adjusted periodically for inflation or other variables. In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. Such adjustments to rental payments and variable non-lease components are treated as variable lease payments and recognized in the period in which the obligation for these payments was incurred. Variable lease components and variable non-lease components are not measured as part of the right-of-use asset and liability. Only when lease components and their associated non-lease components are fixed are they accounted for as a single lease component and recognized as part of a right-of-use asset and liability. Total contract consideration is allocated to the combined fixed lease and non-lease components.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset. Laboratory equipment is depreciated over five years. Computer equipment is depreciated over three years. Computer software is depreciated over two years. Furniture and office equipment are depreciated over five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the net book value is written off and any resulting gain or loss is included in the consolidated statements of operations. Equipment under a finance lease is stated at fair value at the inception of the lease less accumulated depreciation and is depreciated over the remaining lease term or the estimated useful life of the equipment.

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

Exclusive Licenses

If a license granted in an arrangement is determined to be distinct from the other promises or performance obligations identified in the arrangement, which generally include research and development services, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license In assessing whether a license is distinct from the other promises, the Company considers relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promise, whether the value of the license is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the arrangement.

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

Milestone Payments

At the inception of each arrangement that includes milestone payments based on certain events, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company, such as regulatory approvals, are not considered probable of being achieved until those approvals are received or the specified event occurs. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If a milestone or other variable consideration relates specifically to the Company’s efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, the Company generally allocates the milestone amount entirely to that performance obligation once it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur.

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

Collaboration Revenue

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606.

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

The Company may in-license the rights to develop and commercialize product candidates. For each in-license transaction the Company evaluates whether it has acquired processes or activities along with inputs that would be sufficient to constitute a “business” as defined under GAAP. A “business” as defined under GAAP consists of inputs and processes applied to those inputs that have the ability to create outputs. Although businesses usually have outputs, outputs are not required for an integrated set of activities to qualify as a business. When the Company determines that it has not acquired sufficient processes or activities to constitute a business, any upfront payments, as well as milestone payments, are immediately expensed as acquired research and development in the period in which they are incurred.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. In the first quarter of 2024, the Company determined that it has adequate historical stock price data to utilize solely its own stock for historical volatility purposes. The expected term of stock options with service-based vesting conditions and options granted to non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company utilized a 0% expected dividend yield in its determination of grant fair value based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future, if ever.

The fair values of restricted stock units and performance-based restricted stock units are measured at the grant date based on the closing price of the Company’s common stock on the date of grant. For restricted stock units, the fair value of the award is recognized on a straight-line basis over the requisite service periods. For performance-based restricted stock unit awards, which are subject to the achievement of performance milestones, the fair value is recognized as expense over the requisite service periods when the achievement of such performance milestones is determined to be probable. If a performance milestone is not determined to be probable or is not met, no equity-based compensation expense is recognized, and any previously recognized expense is reversed.

Forfeitures are recognized as a reduction of equity-based compensation expense as they occur.

The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing treatments through gene therapy and other means for patients with neuromuscular and cardiac diseases. All of the Company’s tangible assets are held in the United States. Please refer to Note 17, Segment Reporting for further information.

Comprehensive Loss

Comprehensive loss includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with members. The Company’s only element of other comprehensive income in all periods presented was unrealized gains from available-for-sale securities.

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

Any preferred stock that the Company may issue in the future could entitle the holders of such shares to participate in dividends and not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. As of December 31, 2024 and 2023, there was no preferred stock issued or outstanding with any contractual rights.

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

Asset Acquisitions

Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. No goodwill is recognized in an asset acquisition. Intangible assets that are acquired in an asset acquisition for use in research and development activities which have an alternative future use are capitalized as IPR&D. Acquired IPR&D which has no alternative future use is recognized as research and development expense at acquisition. Contingent milestone payments associated with asset acquisitions are recognized when probable and estimable. These amounts are expensed to research and development if there is no alternative future use associated with the asset or capitalized as an intangible asset if an alternative future use of the asset exists.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 and is applicable to the Company’s fiscal year beginning January 1, 2025, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Sub-Topic 220-40): Disaggregation of Income Statement Expenses," which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements

On November 27, 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. We adopted the standard effective December 31, 2024 and applied the disclosure requirements retrospectively to all prior periods presented in the financial statements. Adoption of ASU 2023-07 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

3. FA212 Asset Acquisition

On September 19, 2024, the Company entered into an asset purchase agreement with FA212 LLC ("FA212") for the purchase of certain intellectual property, including patents and assigned licenses related to a pre-clinical drug candidate, which the Company now refers to as SGT-212, assigned manufacturing contracts as well as research and development materials such as manufactured materials and samples.

The Company paid FA212 an upfront payment of $1.0 million. Additionally, the Company agreed to pay FA212 development milestone payments of up to $34.0 million, cumulative sales milestone payments of up to $21.0 million, and tiered royalties on net sales in the low-single-digits. The Company also assumed from FA212 contingent development milestone payments of up to $4.2 million, regulatory milestone payments of up to $13.0 million, cumulative sales milestone payments of up to $27.5 million, and tiered royalties on worldwide net sales in the mid-single digits payable to the University of Pennsylvania.

Certain development milestone payments to FA212 are payable in either cash, equity, or a combination of both, at the Company's discretion. Such contingent payments were determined to be derivative liabilities and were initially recorded at their fair value of $3.4 million, see Note 4, Fair Value of Financial Assets and Liabilities.

The Company determined that the FA212 agreement represented an asset acquisition of IPR&D assets with no alternative future use and recognized the aggregate acquisition cost of $5.1 million as research and development expense in the consolidated statement of operations for the year ended December 31, 2024, which included the upfront payment, initial recognition of the derivative liability and $0.7 million in transaction costs.

The Company submitted an investigational new drug application ("IND") for SGT-212 for the treatment of FA to the U.S. Food and Drug Administration ("FDA"), which was cleared in December 2024. Upon clearance of the IND, a $5.0 million development milestone became payable to FA212. The $5.0 million milestone liability payment is included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2024. The derivative liabilities for the remaining contingent payments were recorded at a fair value of $3.2 million as of December 31, 2024.

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$18,088	$—	$18,088
Treasury bills	—	17,434	—	17,434
Total cash equivalents	—	35,522	—	35,522
Available-for-sale securities (Note 5):
Treasury bills	—	27,895	—	27,895
Government bonds	—	40,790	—	40,790
Total available-for-sale securities	—	68,685	—	68,685
Total financial assets	$—	$104,207	$—	$104,207

Financial liabilities
Derivative liabilities	$—	$—	$3,150	$3,150
Total financial liabilities	$—	$—	$3,150	$3,150

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$62,141	$—	$62,141
Certificates of deposit	—	257	—	257
Total cash equivalents	—	62,398	—	62,398
Available-for-sale securities (Note 5):
Treasury bills	—	49,625	—	49,625
Total available-for-sale securities	—	49,625	—	49,625
Total financial assets	$—	$112,023	$—	$112,023

As of December 31, 2024 and 2023, the fair values of the Company’s cash equivalents and available-for-sale securities were determined using Level 2 inputs.

The Company’s accounts payable, accrued expenses, and other current liabilities approximated their estimated fair values due to the short-term nature of these financial instruments.

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

Significant unobservable inputs for the derivative liabilities as of December 31, 2024 are as follows:

Derivative Liabilities	Valuation Technique	Unobservable Input	Range	Average
Development Milestones	Monte Carlo Simulation	Probability of achieving certain development milestones	28.0% - 70.0%	49.0%
		Volatility	85.0%	85.0%
		Discount Rate	4.2% - 4.3%	4.3%
		Timing of achieving certain development milestones	1.0 - 3.7 years	2.3 years

Significant unobservable inputs for the derivative liabilities as of September 19, 2024 (the date of entry into the agreement with FA212) are as follows:

Derivative Liabilities	Valuation Technique	Unobservable Input	Range	Average
Development Milestones	Monte Carlo Simulation	Probability of achieving certain development milestones	2.0% - 80.0%	28.6%
		Volatility	114.0%	114.0%
		Discount Rate	3.5% - 4.8%	3.8%
		Timing of achieving certain development milestones	0.3 to 5.5 years	2.4 years

The following table reflects the fair value of the Company's Level 3 derivative liabilities for the year ended December 31, 2024:

Fair value of derivative liabilities as of December 31, 2023	$—
Fair value of derivative liabilities as of September 19, 2024	3,400
Change in fair value of derivative liabilities	4,750
Reclassification of accrued milestone payment to accrued expenses and other current liabilities	(5,000)
Fair value of derivative liabilities as of December 31, 2024	$3,150

During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

5. Available-for-Sale Securities

A summary of the Company’s available-for-sale securities is presented below:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$27,879	$16	$—	$27,895
Government bonds maturing in one year or less	40,759	31	—	$40,790
Total available-for-sale securities	$68,638	$47	$—	$68,685

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$49,610	$15	$—	$49,625
Total available-for-sale securities	$49,610	$15	$—	$49,625

The weighted average contractual maturity of the Company’s available-for-sale securities was approximately 0.5 years and 0.4 years as of December 31, 2024 and 2023, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023
Prepaid research and development expenses	$6,731	$3,980
Prepaid other and other current assets	1,651	2,114
Total	$8,382	$6,094

7. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2024	2023
Furniture and fixtures	$936	$936
Laboratory equipment	14,404	16,137
Leasehold improvements	470	481
Computer equipment	764	842
Computer software	320	553
Construction in process	879	410
	17,773	19,359
Less accumulated depreciation	(13,026)	(12,735)
Total	$4,747	$6,624

Depreciation and amortization expense was $2.5 million and $2.6 million for the years ended December 31, 2024 and 2023, respectively. The Company recognized an impairment loss $0.4 million for the year ended December 31, 2023. No impairment loss was recognized during the year ended December 31, 2024.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
Accrued research and development expense	$7,268	$2,614
Accrued compensation	6,221	5,948
Accrued milestone payment (Note 3)	5,000	—
Accrued other and other current liabilities	1,363	1,599
Total	$19,852	$10,161

9. Equity-Based Compensation

Equity-Based Compensation Expense

The Company has classified equity-based compensation in its consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023
Research and development expenses	$3,537	$3,094
General and administrative expenses	6,982	4,531
Total	$10,519	$7,625

Equity Incentive Plans

As of December 31, 2024, the Company’s approved equity incentive plans include: the 2018 Omnibus Incentive Plan (the “2018 Plan”); Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”); the Amended and Restated 2021 Employee Stock Purchase Plan (the "ESPP"); and the 2024 Inducement Stock Incentive Plan (the "2024 Inducement Plan"). These plans are administered by the Board of Directors (the "Board") and permit the granting of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance awards, and/or other stock‑based or cash-based awards. Upon the adoption of the 2020 Plan, the Company no longer grants new equity awards under its 2018 Plan.

Amended and Restated 2020 Equity Incentive Plan

On June 11, 2024, the Company's stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock reserved for issuance under the plan by 2,000,000 shares. As of December 31, 2024, there were 2,000,796 stock options outstanding, 981,849 RSUs outstanding, 2,165,325 performance stock units outstanding, and 185,519 shares remained available for future issuance under the 2020 Plan.

Amended and Restated 2021 Employee Stock Purchase Plan

The ESPP was adopted by the Company's Board of Directors on April 14, 2021, approved by the stockholders on June 16, 2021, and became effective on June 16, 2021. The first offering period under the ESPP commenced on September 1, 2021.

On June 6, 2023, the Company's stockholders approved an amendment and restatement of the ESPP to (i) increase the number of shares of common stock reserved for issuance under the ESPP from 73,525 to 473,525 and (ii) provide for an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2024 and ending with the fiscal year ending December 31, 2033, equal to the least of (a) 293,597 shares of common stock, (b) one percent (1%) of the outstanding shares of common stock on such date and (c) the number of shares of common stock determined by the Board of Directors. The Company's Board of Directors amended and restated the ESPP on November 12, 2023 to provide for 24-month offering periods.

The number of shares of the Company’s common stock reserved for issuance under the ESPP is 677,391 shares. At December 31, 2024, 478,450 shares remained available for future issuance under the ESPP.

2024 Inducement Stock Incentive Plan

In March 2024, the Board approved the 2024 Inducement Plan, which provides for the reservation of 1,000,000 shares of common stock for equity granted as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of December 31, 2024, there were 100,000 stock options outstanding, 300,067 RSUs outstanding, and 599,933 shares remained available for future issuance under the 2024 Inducement Plan.

Stock Options

The table below summarizes the activity with respect to stock options for the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,259,672	$21.93		$863
Granted	1,219,522	7.81
Exercised	(71,562)	6.39
Expired	(44,521)	31.11
Forfeitures	(435,174)	8.93
Outstanding at December 31, 2024	2,927,937	$18.22	8.01	$193
Vested and expected to vest as of December 31, 2024	2,927,937	$18.22	8.01	$193
Exercisable at December 31, 2024	1,117,768	$35.27	6.79	$541

The assumptions used in the Black-Scholes option-pricing model for all stock options granted during each period presented are as follows:

	Year Ended December 31,
	2024	2023
Common stock price	$5.76-$8.64	$2.15-$7.33
Expected volatility	119.7% - 128.7%	121.8% - 129.60%
Expected dividends	0.0%	0.0%
Expected term (in years)	5.31 - 6.25	5.31 - 6.25
Risk-free rate	3.7% - 4.4%	3.5% - 4.9%

The weighted average grant date fair values of stock options granted during the years ended December 31, 2024 and 2023 were $6.96 and $4.76, respectively.

The Company recognized $5.1 million and $5.3 million of equity-based compensation expense in connection with stock options during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $9.0 million of total unrecognized equity-based compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.3 years. The intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $0.3 million and $0, respectively.

Restricted Stock Units

The following table summarizes activity with respect to RSUs during the year ended December 31, 2024:

	Units	Weighted- Average Grant Date Fair Value
Nonvested RSUs at January 1, 2024	877,181	$6.37
Granted	1,196,954	$7.94
Vested	(335,981)	$6.55
Forfeitures	(257,882)	$6.91
Nonvested RSUs at December 31, 2024	1,480,272	$7.50

The Company recognized $3.0 million and $2.2 million of equity-based compensation expense in connection with RSUs during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $9.0 million of total unrecognized equity-based compensation cost related to nonvested RSUs. This cost is expected to be recognized over a weighted average period of 2.9 years. The aggregate grant date fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $2.2 million and $1.4 million, respectively.

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

The Company granted 2,165,325 PSUs during the year ended December 31, 2024 with a weighted average grant date fair value of $7.51 per unit. During the year ended December 31, 2024, the Company recognized $2.2 million in expense for these grants.

As of December 31, 2024, there was $5.9 million of unrecognized equity-based compensation cost related to nonvested PSUs based on the achievement of all Performance Milestones. The Company expects to recognize this cost over a weighted average period of 1.9 years.

10. Leases

The Company has operating leases for laboratory and office space in Massachusetts and North Carolina.

In June 2021, the Company entered into a lease with Hood Park LLC (“Landlord”), pursuant to which the Company leases approximately 49,869 square feet of office, laboratory, research and development and manufacturing space located in Charlestown, Massachusetts (“Premises”). The Company relocated its corporate headquarters to the Premises in June 2022. The initial term of the lease commenced in June 2022 when the construction of the lessor assets was substantially completed and continues for a ten-year period, unless earlier terminated. The lease provides the Company with an option to extend the lease for an additional five-year term. The Company and the Landlord were each obligated to undertake certain improvements prior to the commencement of the lease, and significant improvements were completed as of June 2022. The monthly lease payment is approximately $0.3 million with annual escalation of approximately 3%. The lease includes a $10.2 million construction allowance which is considered a lease incentive and included within the right-of-use asset. The Company was required to post a customary letter of credit in the amount of $1.8 million, subject to decrease on a set schedule, as a security deposit pursuant to the lease.

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

As of December 31, 2024, minimum future lease payments for these operating and finance leases were as follows:

	Finance Leases	Operating Leases
2025	$651	$4,176
2026	—	4,284
2027	—	4,280
2028	—	4,364
Thereafter	—	17,118
Total	651	34,222
Less: Imputed Interest	(580)	11,276
Total Lease Liabilities	$1,231	$22,946

The following table shows the components of lease costs:

	Year Ended December 31,
Lease cost	2024	2023
Operating lease cost	$4,961	$5,250
Finance lease cost:
Amortization of right-of-use assets	441	476
Interest on lease liabilities	340	440
Sub-lease income	(963)	(1,094)
Total lease cost	$4,779	$5,072

Short-term lease and variable lease costs were not material for the years ended December 31, 2024 and 2023.

The following table shows the weighted average remaining lease term and weighted average discount rate of the Company’s leases are as follows:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term (in years)
Operating lease	7.6	8.5
Finance lease	0.8	1.8
Weighted-average discount rate
Operating lease	10.8%	10.7%
Finance lease	22.8%	22.8%

11. Commitments and Contingencies

Letter of Credit

The Company had an outstanding letter of credit in the amount of $2.0 million and $1.8 million at December 31, 2024 and 2023, respectively, which was required as a condition of the Company’s office and laboratory leases.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 and 2023.

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of December 31, 2024.

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

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. The Company is required to reimburse the University of Washington for costs incurred in applying for, prosecuting and maintaining patents and pay up to an aggregate of approximately $1.0 million upon the achievement of certain milestones. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. In October 2020, the license agreement was amended such that the Company was required to pay the University of Washington $0.4 million in connection with the execution of the Collaboration Agreement. This payment was recorded as a research and development expense in the fourth quarter of 2020. The license agreement was also amended such that the Company is required to pay an aggregate of approximately $3.4 million upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2024 and 2023. The Company must also pay royalties of a low single digit percentage of future sales by the Company and its sublicensees of products developed under the licensed patent rights. In addition, the Company must pay an annual maintenance fee until certain milestones are achieved, at which time a minimum annual royalty requirement will replace such maintenance fee and will apply to the Company and its sublicensees.

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

The Company recorded research and development expense in the amount of $0.1 million and $0 for the years ended December 31, 2024 and 2023, respectively, under the agreement.

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

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. The Company is required to reimburse the University of Missouri for costs incurred in applying for, prosecuting and maintaining the licensed patents and pay up to an aggregate of approximately $1.0 million upon the achievement of certain milestones for each product developed based on the licensed patents. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017.

Under the agreement, in the event the Company grants a sublicenses to another party, the Company is required to pay the University of Missouri a percentage of the consideration received. The license agreement was amended such that the Company was required to pay the University of Missouri $0.8 million in 2021 and $1.3 million in 2022. These amounts were recorded as a research and development expense in the fourth quarter of 2020. The Company paid $0.8 million in February 2021 and $1.3 million in February 2022. The license agreement was also amended such that the Company is required to pay an aggregate of approximately $1.9 million upon the achievement of certain milestones.

There were no milestones achieved during the years ended December 31, 2024 and 2023. The Company must pay a royalty of a low single digit percentage of future sales or by its sublicensees of products developed using the licensed patents. In addition, the Company must pay an annual maintenance fee until certain milestones are achieved, after which time a minimum annual royalty will replace such maintenance fee.

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

The Company recorded research and development expense in the amount of $0.1 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively, under the agreement.

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

In consideration for the rights granted under each agreement, AavantiBio paid a one-time non-refundable license fee. In connection with each agreement, the Company is required to pay an annual license maintenance fee until the first commercial sale of a licensed product after which time a minimum annual royalty will replace such maintenance fees. Under each agreement, the Company is required to reimburse UFRF for costs incurred in applying for, prosecuting and maintaining patents, pay up to an aggregate of approximately $2.9 million upon the achievement of certain intellectual property, clinical and regulatory milestones for each licensed product under the agreement, and pay a low, single digit royalty on annual net sales by us and our sublicensees of licensed products on a licensed-product-by-licensed product basis. For any licensed product covered by both of these agreements, the Company is only obligated to make one payment for each milestone achieved and royalty payment due. Prior to the Acquisition, AavantiBio paid a single milestone fee related to the agreements of $0.1 million. Under each agreement, in the event the Company grants a sublicense to another party, the Company is required to pay UFRF a percentage of the consideration received.

Under each agreement, the Company has the right to grant sublicenses to third parties through multiple tiers, to the extent we are in compliance with our diligence obligations under the agreement and that sublicensee is subject to the terms of such agreement.

Under each agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize products covered by the licensed patent rights or know-how and to achieve certain regulatory and commercialization milestones within estimated time periods. Under the agreements entered in 2023 and 2024, the Company agreed to pay to UFRF cumulative sales milestones of up to $8.5 million and $27.0 million, respectively, upon achievement of specified commercial milestone events and tiered royalties on worldwide net sales in the low-to-mid-single digits.

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

Each of the agreements terminates on a licensed product-by-licensed product basis on the later of: (i) expiration of the patent rights covering such licensed product or (ii) ten years from the first commercial sale of such licensed product. After five years, the Company may terminate an agreement for any reason giving advance written notice and reason for termination. UFRF may terminate an agreement for our uncured default or breach of the agreement. UFRF may immediately terminate an agreement if we bring or assist others in bringing a patent challenge against of the licensed patent rights. If UFRF sends the Company a written demand to terminate a sublicense agreement due to such sublicensee bringing or assisting a patent challenge, UFRF may terminate such agreement if we do not terminate the license with such sublicensee.

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

The Company paid Maugeri an upfront license fee of €1.5 million, which was recorded as research and development expense during the second quarter of 2023. Additionally, the Company agreed to cumulative developmental, regulatory, and commercial milestone payments of up to €15.0 million, cumulative sales milestone payments of up to €15.0 million, upon achievement of specified milestone events, and tiered royalties on worldwide net sales in the low-to-mid-single-digits. There were no milestones achieved during the years ended December 31, 2024 and December 31, 2023.

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

Mayo Clinic Collaboration and License Agreement

In December 2024, the Company entered into a collaboration, patent and know-how license agreement with the Mayo Foundation for Medical Education and Research (the “Mayo”) to further advance the Company's research and development efforts in the field of genetic therapies, particularly for rare and debilitating cardiac diseases.

As part of the collaboration, the Company will be providing manufactured viral materials and CMC know-how while the Mayo will be responsible for supporting all preclinical research through IND-enabling studies for six programs. The Company will then be responsible for the clinical development of programs chosen by it to develop. Under the terms of the collaboration, the Company and Mayo agreed to share intellectual property rights arising from the collaboration, with the Company retaining exclusive rights to commercialize any resulting therapies.

In connection with the agreement, the Company paid a one-time upfront payment of $0.6 million in cash and $2.0 million of shares of its common stock to Mayo, which were recorded to research and development expense in the fourth quarter of 2024 having no alternative future use. Additionally, Mayo is eligible for cumulative developmental milestones of $5.0 million, cumulative regulatory milestones of $2.0 million, and cumulative sales milestone payments of up to $18.0 million, upon achievement of specified milestone events, and tiered royalties on worldwide net sales in the low-to-high-single-digits for certain licensed products developed by the Company. The Company also agreed to pay an annual $0.6 million know-how access fee to Mayo. There were no milestones achieved during the year ended December 31, 2024.

The agreement also includes provisions for the potential sublicensing of certain intellectual property rights. The Company will also be responsible for reimbursing Mayo for costs incurred in the prosecution and maintenance of any patents resulting from the collaboration.

The collaboration remains in effect for the duration of the intellectual property rights associated with any therapies developed under the agreement. Either party may terminate the agreement with proper notice should specific terms be breached or should an insolvency-related event occur.

Other Agreements

The Company has committed to make potential future milestone payments and pay legal fees to third parties as part of licensing and development programs. The agreements generally required an upfront license fee and, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each license agreement is generally cancelable by the Company, given appropriate prior written notice. At December 31, 2024, potential future milestone payments under these agreements totaled an aggregate of $18.1 million. None of these milestones were assessed to be probable as of December 31, 2024.

13. Net Loss per Share

The following table sets forth the computation of the Company's basic and diluted net loss per share:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(124,697)	$(96,015)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted average shares of common stock outstanding	38,178,327	19,884,007
Weighted average pre-funded warrants to purchase shares of common stock	2,638,367	—
Weighted average shares of common stock used to compute basic and diluted net loss per share	40,816,694	19,884,007
Net loss per share, basic and diluted	$(3.06)	$(4.83)

Included within weighted average shares of common stock outstanding for the year ended December 31, 2024 are 2,712,478 shares of common stock issuable upon the exercise of the pre-funded warrants as the pre-funded warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share. There were no pre-funded warrants issued and outstanding during the year ended December 31, 2024.

The outstanding securities presented below were excluded from the calculation of net loss per share because the inclusion of such securities would have been anti-dilutive due to the Company’s net loss per share during the periods presented.

	Year Ended December 31,
	2024	2023
Options to purchase common stock	2,927,937	2,259,672
Nonvested restricted stock units	1,480,272	877,181
Nonvested performance stock units	2,165,325	—
Shares subject to employee stock purchase plan	281,640	—
Warrants	9,230	—
Total	6,864,404	3,136,853

14. Income Taxes

The Company recorded no tax benefit for the years ended December 31, 2024 and 2023 for the net operating losses incurred due to its uncertainty of realizing a benefit from those items.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.6%	6.6%
Permanent differences	(0.1)%	(0.5)%
Tax credits	6.3%	7.0%
Change in deferred tax rate	(2.5)%	0.2%
Stock compensation cancelations	(0.2)%	(1.0)%
Impact of ownership change	—	(108.5)%
Other items	0.2%	0.4%
Valuation allowance	(31.3)%	74.8%
Total	—	—

The Company established deferred tax assets and liabilities on identified book to tax temporary differences as of the date of conversion to a C-corporation. Deferred income taxes reflect the net tax effects of these temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Tax loss carryforwards	$37,183	$16,622
Tax credit carryforwards	15,324	7,537
Deferred expenses	6,067	6,755
Accrued expenses	1,536	1,506
Stock compensation	9,986	8,496
Intangible assets	2,535	203
Capitalized R&D	63,087	57,133
Depreciation	—	672
Derivative liabilities	833	—
Other	53	80
Total deferred tax assets	136,604	99,004
Valuation allowance	(130,690)	(91,705)
Deferred tax liabilities:
Right-of-use asset	(5,570)	(7,299)
Depreciation	(344)	—
Total deferred tax liabilities	(5,914)	(7,299)
Net deferred taxes	$—	$—

As of December 31, 2024, the Company had federal net operating loss carryforwards of $133.3 million which may be available to offset future taxable income and do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2024, the Company had state net operating loss carryforwards of approximately $146.5 million which may be available to offset future taxable income, of which $143.3 million begins to expire in 2032 and $3.2 million has unlimited carryforward. The Company also had federal and state tax credits of $13.1 million and $2.8 million, respectively, which may be used to offset future tax liability and each of which begin to expire in 2037.

The Company’s ability to utilize these federal and state carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The Company completed a study in 2023 to assess whether a change of control had occurred under Section 382, and it was determined that all net operating loss carryforwards and credits generated before December 2, 2022 are limited. As a result, the carryforwards before the ownership change date of December 2, 2022 are not available for utilization and have been written off. The carryforwards as of December 31, 2024 were generated after the ownership change of December 2, 2022.

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

The following table presents the changes in the balance of the Company’s deferred income tax asset valuation allowance:

	December 31,
	2024	2023
Valuation allowance at beginning of year	$91,705	$163,566
Increases (decreases) recorded to income tax provision	38,985	(71,861)
Valuation allowance at end of year	$130,690	$91,705

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation tax years beginning with the year ended December 31, 2020 are open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

As of December 31, 2024 and 2023, the Company did not have unrecognized tax benefits. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of December 31, 2024 and 2023, no interest and penalties have been recorded.

15. Defined Contribution Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the plan may be made at the discretion of the Company’s Board of Directors. The Company made $0.6 million of contributions during each of the years ended December 31, 2024 and 2023.

16. Restructuring

In November 2022, the Company’s Board of Directors approved a plan to reduce the Company’s workforce by approximately 18 percent. These reductions were completed by December 5, 2022. This plan was designed to streamline the Company’s operating structure following the Acquisition. The Company recorded a restructuring charge in the fourth quarter of 2022 of $5.7 million related to the reduction in force, consisting of severance and other employee termination benefits. The Company paid the remaining $0.3 million of this amount during the year ended December 31, 2024.

The following table shows the balance of accrued restructuring charges and the changes in the accrued amounts in connection with the associated restructuring plans for the years ended December 31, 2024 and 2023:

One-Time Employee Termination Benefits	November 2022
Accrued restructuring charges as of December 31, 2022	$3,921
Accrual recorded as a result of restructuring charges	—
Amounts paid during the period	(3,669)
Accrued restructuring charges as of December 31, 2023	$252
Accrual recorded as a result of restructuring charges	—
Amounts paid during the period	(252)
Accrued restructuring charges as of December 31, 2024	$—

17. Segment Reporting

The Company has one reportable and one operating segment and manages its business activities primarily in North America and on a consolidated basis. The Company’s singular focus is on developing treatments through gene therapy and other means for patients with neuromuscular and cardiac diseases. All of the Company’s tangible assets are held in the United States.

The accounting policies of the Company are the same as those described in the summary of significant accounting policies.

The Company’s chief operating decision maker ("CODM") is its chief executive officer. The CODM assesses performance for the Company and decides how to allocate resources based on net loss as reported on the consolidated statements of operations. The annual budgeting process is the primary mechanism used to make these decisions. The financial information also helps in making performance assessments using budgeted versus actual results.

The following table presents segment expenses, other segment items, and segment net loss for the periods presented:

	Year Ended December 31,
	2024	2023
Segment Expenses:
SGT-003	15,197	20,856
SGT-501	17,223	3,200
External R&D other	10,580	7,907
Internal R&D expense(1)	21,705	21,798
External G&A expense	20,122	19,635
Internal G&A expense(1)	12,223	10,911
Other segment items(2)	32,678	19,945
Other income, net	(5,031)	(8,237)
Consolidated net loss	(124,697)	(96,015)

(1)	Internal expenses consisted primarily of payroll and related costs, temporary services, and travel and entertainment.
(2)	Other segment items primarily included equity-based compensation expense, other program costs, and depreciation and amortization expense

The measure of segment assets is reported on the balance sheet as total consolidated assets.

18. Subsequent Events

On February 19, 2025, the Company issued and sold 35,739,810 shares of its common stock at a price of $4.03 per share, and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 13,888,340 shares of its common stock at a price of $4.029 per pre-funded warrant, in the February 2025 Offering. The Company received approximately $187.5 million of aggregate net proceeds from the February 2025 Offering, after deducting underwriting discounts and commissions and estimated offering costs.

Following the FDA's clearance of the Company's IND application for SGT-212 for the treatment of FA, a $5.0 million development milestone became payable to FA212. On February 28, 2025, the Company made the first milestone payment in the form of 975,496 shares of its common stock.