Form 10-Q
period 2025-03-31
Solid Biosciences Inc.
filed 2025-05-15
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the registrant had 77,515,377 shares of common stock, $0.001 par value per share, outstanding.

SOLID BIOSCIENCES INC.

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
•
our ability to continue as a going concern; and
•
the impact of laws, regulations, and global political and economic developments, including the imposition of tariffs or other trade restrictions, on our business, operations, strategy and goals.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$210,629	$80,235
Available-for-sale securities	96,289	68,685
Prepaid expenses and other current assets	6,491	8,382
Total current assets	313,409	157,302
Non-current assets:
Operating lease, right-of-use assets	23,720	24,295
Property and equipment, net	4,483	4,747
Other non-current assets	319	366
Restricted cash	1,973	1,952
Total non-current assets	30,495	31,360
Total assets	$343,904	$188,662
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,439	$4,237
Accrued expenses and other current liabilities	14,576	19,852
Operating lease liabilities	1,868	1,787
Finance lease liabilities	1,096	1,231
Derivative liabilities	4,800	3,150
Total current liabilities	28,779	30,257
Non-current liabilities:
Operating lease liabilities, excluding current portion	20,662	21,159
Total non-current liabilities	20,662	21,159
Total liabilities	49,441	51,416
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value — 120,000,000 shares authorized; 77,492,959 and 40,468,141 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	77	40
Additional paid-in capital	1,117,116	920,609
Accumulated other comprehensive income	2	47
Accumulated deficit	(822,732)	(783,450)
Total stockholders’ equity	294,463	137,246
Total liabilities and stockholders’ equity	$343,904	$188,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$30,914	$18,873
General and administrative	9,138	7,989
Total operating expenses	40,052	26,862
Loss from operations	(40,052)	(26,862)
Other income, net:
Interest income	2,300	2,651
Interest expense	(68)	(95)
Change in fair value of derivative liabilities	(1,650)	—
Other income, net	188	3
Total other income, net	770	2,559
Net loss	$(39,282)	$(24,303)
Net loss per share, basic and diluted	$(0.59)	$(0.64)
Weighted average shares of common stock outstanding, used to compute basic and diluted net loss per share	66,341,305	38,155,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(39,282)	$(24,303)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(45)	(19)
Comprehensive loss	$(39,327)	$(24,322)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2025	40,468,141	$40	$920,609	$47	$(783,450)	$137,246
Issuance of common stock in public offering, net of issuance costs of $8,665	35,739,810	36	135,331	—	—	135,367
Issuance of pre-funded warrants in public offering, net of issuance costs of $3,366	—	—	52,590	—	—	52,590
Issuance of common stock in private placement for payment of developmental milestone consideration	975,496	1	4,999	—	—	5,000
Issuance of common stock in at-the-market public offering net of sales commissions of $6	61,542	—	246	—	—	246
Vesting of restricted stock units	247,970	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(45)	—	(45)
Equity-based compensation expense	—	—	3,341	—	—	3,341
Net loss	—	—	—	—	(39,282)	(39,282)
Balance at March 31, 2025	77,492,959	$77	$1,117,116	$2	$(822,732)	$294,463

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2024	20,386,606	$20	$785,199	$15	$(658,753)	$126,481
Issuance of common stock in private placement, net of issuance costs of $4,407	16,973,103	17	89,437	—	—	89,454
Issuance of pre-funded warrants in private placement, net of issuance costs of $704	—	—	14,293	—	—	14,293
Issuance of common stock in at-the-market public offering net of sales commissions of $78	350,664	1	3,055	—	—	3,056
Vesting of restricted stock units	98,677	—	—	—	—	—
Exercises of common stock options	24,639	—	151	—	—	151
Unrealized loss on available-for-sale securities	—	—	—	(19)	—	(19)
Equity-based compensation expense	—	—	1,611	—	—	1,611
Net loss	—	—	—	—	(24,303)	(24,303)
Balance at March 31, 2024	37,833,689	$38	$893,746	$(4)	$(683,056)	$210,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(39,282)	$(24,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on available-for-sale securities	(312)	(540)
Equity-based compensation expense	3,341	1,611
Depreciation and amortization expense	407	327
Non-cash lease expense	575	661
Change in fair value of derivative liabilities	1,650	—
Other	(22)	(94)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,023	(1,998)
Accounts payable	461	(596)
Operating lease liabilities	(416)	(473)
Accrued expenses and other liabilities	(275)	213
Net cash used in operating activities	(31,850)	(25,192)
Cash flows from investing activities:
Purchases of property and equipment	(126)	(149)
Proceeds from maturities of available-for-sale securities	38,000	45,000
Purchases of available-for-sale securities	(65,337)	(83,346)
Other	—	5
Net cash used in investing activities	(27,463)	(38,490)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of underwriting discounts and commissions	189,637	—
Payments of common stock and pre-funded warrants issuance costs in public offering	(20)	—
Proceeds from issuance of common stock and pre-funded warrants in private placement	—	108,859
Payments of common stock and pre-funded warrants issuance costs in private placement	—	(4,825)
Proceeds from issuance of common stock in at-the-market public offering, net of sales commissions	246	3,056
Proceeds from exercises of common stock options	—	151
Payments of principal portion of finance lease obligations	(135)	—
Net cash provided by financing activities	189,728	107,241
Net increase in cash, cash equivalents, and restricted cash	130,415	43,559
Cash, cash equivalents, and restricted cash at beginning of period	82,187	75,848
Cash, cash equivalents, and restricted cash at end of period	$212,602	$119,407

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$68	$—
Supplemental disclosure of non-cash investing and operating activities:
Common stock issued as payment for developmental milestone consideration	$5,000	$—
Right-of-use assets acquired through operating leases	$—	$417
Decrease in right-of-use assets due to lease termination	$—	$(197)
Property and equipment purchases included in accounts payable and accrued expenses	$80	$20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts reported in the condensed consolidated statements of cash flows:

	March 31,
	2025	2024
Cash and cash equivalents	$210,629	$117,574
Restricted cash, non-current	1,973	1,833
Total cash, cash equivalents, and restricted cash, as reported in the condensed consolidated statements of cash flows	$212,602	$119,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except share and per share data and where otherwise noted)

1. Nature of the Business and Basis of Presentation

Nature of business

Solid Biosciences Inc. was organized in March 2013 under the name SOLID Ventures Management, LLC and operated as a Delaware limited liability company until immediately prior to the effectiveness of its registration statement on Form S-1 on January 25, 2018, at which time it completed a statutory corporate conversion into a Delaware corporation and changed its name to Solid Biosciences Inc. (the "Company"). On December 2, 2022, the Company completed its acquisition of AavantiBio, Inc. ("AavantiBio"), a privately held gene therapy company focused on transforming the lives of patients with Friedreich’s ataxia ("FA"), and rare cardiomyopathies (the "Acquisition"). Upon the consummation of the Acquisition, the Company acquired AavantiBio’s gene therapy programs for FA and BAG3-mediated dilated cardiomyopathy, as well as additional assets for the treatment of other cardiac diseases, platform technologies and know-how related thereto. AavantiBio is a wholly owned subsidiary of the Company.

The Company is a life sciences company focused on advancing a portfolio of current and future gene therapy candidates (collectively "Candidates"), including SGT-003 for the treatment of Duchenne muscular dystrophy ("Duchenne"), SGT-212 for the treatment of FA, SGT-501 for the treatment of catecholaminergic polymorphic ventricular tachycardia, SGT-601 for the treatment of TNNT2-mediated dilated cardiomyopathy, and additional assets for the treatment of genetic cardiac and neuromuscular diseases, at different stages of development with varying levels of investment. The Company is advancing its diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, the Company’s mission is to improve the daily lives of patients living with these devastating diseases.

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

Liquidity

Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $306.9 million excluding restricted cash of $2.0 million, as of March 31, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects.

Through March 31, 2025, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and pre-funded warrants to purchase shares of its common stock in private placements and the sale of common stock in its initial public offering, follow-on public offerings in March 2021 and February 2025 and under its at-the-market sales agreement.

The Company expects to continue to generate operating losses for the foreseeable future and to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships and alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

Basis of presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") along with the rules and regulations of the Securities and Exchange Commission for interim financial information and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position at March 31, 2025 and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2025 and 2024.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2025, for any other interim period, or for any other future year.

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

Summary of significant accounting policies

There have been no changes to the significant accounting policies disclosed in the Company's most recent Annual Report on Form 10‑K.

Recently issued accounting pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 and is applicable to the Company’s fiscal year beginning January 1, 2025, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220) requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements in this ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

The Company paid FA212 an upfront payment of $1.0 million in the third quarter of 2024. Additionally, the Company agreed to pay FA212 development milestone payments of up to $34.0 million, cumulative sales milestone payments of up to $21.0 million, and tiered royalties on net sales in the low-single-digits. The Company also assumed from FA212 contingent development milestone payments of up to $4.2 million, regulatory milestone payments of up to $13.0 million, cumulative sales milestone payments of up to $27.5 million, and tiered royalties on worldwide net sales in the mid-single digits payable to the University of Pennsylvania.

Certain development milestone payments to FA212 are payable in either cash, equity, or a combination of both, at the Company's discretion. Such contingent payments were determined to be derivative liabilities and were initially recorded at their fair value of $3.4 million.

The Company determined that the FA212 agreement represented an asset acquisition of IPR&D assets with no alternative future use and recognized the aggregate acquisition cost of $5.1 million as research and development expense in the third quarter of 2024, which included the upfront payment, initial recognition of the derivative liability and $0.7 million in transaction costs.

The Company submitted an investigational new drug application ("IND") for SGT-212 for the treatment of FA to the U.S. Food and Drug Administration ("FDA"), which was cleared in December 2024. Upon clearance of the IND, the first development milestone of $5.0 million became payable to FA212. The $5.0 million milestone payment is included in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2024. On February 28, 2025, the Company made the first development milestone payment in the form of 975,496 shares of its common stock. The derivative liabilities for the remaining contingent payments were recorded at a fair value of $4.8 million and $3.2 million as of March 31, 2025 and December 31, 2024, respectively. See Note 3 - Fair Value Measurements.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$194,192	$—	$194,192
Treasury bills	—	9,937	—	9,937
Total cash equivalents	—	204,129	—	204,129
Available-for-sale securities (Note 4):
Treasury bills	—	12,326	—	12,326
Government bonds	—	83,963	—	83,963
Total available-for-sale securities	—	96,289	—	96,289
Total financial assets	$—	$300,418	$—	$300,418

Financial liabilities
Derivative liabilities (Note 2):	$—	$—	$4,800	$4,800
Total financial liabilities	$—	$—	$4,800	$4,800

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$18,088	$—	$18,088
Treasury bills	—	17,434	—	17,434
Total cash equivalents	—	35,522	—	35,522
Available-for-sale securities (Note 4):
Treasury bills	—	27,895	—	27,895
Government bonds	—	40,790	—	40,790
Total available-for-sale securities	—	68,685	—	68,685
Total financial assets	$—	$104,207	$—	$104,207
Financial liabilities
Derivative liabilities (Note 2):	$—	$—	$3,150	$3,150
Total financial liabilities	$—	$—	$3,150	$3,150

As of March 31, 2025 and December 31, 2024, the fair values of the Company’s cash equivalents and available-for-sale securities were determined using Level 2 inputs.

The Company estimated the fair value of the derivative liabilities by using a Monte Carlo simulation forecasting the timing and likelihood of certain development milestone events being achieved and discounting the probability adjusted payments using an appropriate discount rate based on market interest rates. The main assumptions when determining the fair value of the derivative liabilities are the timing and probability of achieving certain milestones, the estimated volatility of the Company’s common stock, and the discount rate. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

The significant unobservable inputs used in valuing the developmental milestone derivative liabilities at each measurement date are as follows:

	March 31, 2025		December 31, 2024
Unobservable Input	Range	Average	Range	Average
Probability of achieving certain development milestones	28.0% - 70.0%	49.0%	28.0% - 70.0%	49.0%
Volatility	90.0%	90.0%	85.0%	85.0%
Discount Rate	3.9% - 4.1%	4.0%	4.2% - 4.3%	4.3%
Timing of achieving certain development milestones	0.8 - 3.4 years	2.1 years	1.0 - 3.7 years	2.3 years

The following table presents a roll forward of activity associated with the Company’s derivative liabilities measured using Level 3 inputs:

Developmental Milestone Derivative Liabilities
Fair value of derivative liabilities as of January 1, 2025	$3,150
Change in fair value of derivative liabilities	1,650
Fair value of derivative liabilities as of March 31, 2025	$4,800

The Company recognized a loss of $1.7 million for the change in fair value of the derivative liabilities during the three months ended March 31, 2025. No gain or loss was recognized during the three months ended March 31, 2024.

It is the Company's policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period. During the three months ended March 31, 2025 and the year ended December 31, 2024, there were no transfers between Level 1, Level 2, and Level 3.

As of March 31, 2025 and December 31, 2024, the Company's accounts payable, accrued expenses, and other current liabilities approximated their estimated fair values due to the short term nature of these financial instruments.

4. Available-for-Sale Securities

A summary of the Company's available-for-sale securities is presented below:

	March 31, 2025
Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$12,326	$—	$—	$12,326
Government bonds maturing in one year or less	83,961	6	(4)	$83,963
Total available-for-sale securities	$96,287	$6	$(4)	$96,289

	December 31, 2024
Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$27,879	$16	$—	$27,895
Government bonds maturing in one year or less	40,759	31	—	40,790
Total available-for sale securities	$68,638	$47	$—	$68,685

The weighted average contractual maturity of the Company’s available-for-sale securities was approximately 0.7 years and 0.5 years as of March 31, 2025 and December 31, 2024, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2025	December 31, 2024
Prepaid research and development expenses	$3,128	$6,731
Prepaid other and other current assets	3,363	1,651
Total	$6,491	$8,382

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
Accrued research and development expenses	$9,422	$7,268
Accrued compensation	3,365	6,221
Accrued milestone payment (Note 2)	—	5,000
Accrued other and other current liabilities	1,789	1,363
Total	$14,576	$19,852

7. Stockholders' Equity

On January 11, 2024, the Company issued and sold in a private placement 16,973,103 shares of the Company’s common stock at a price per share of $5.53 and, to one investor in lieu of shares of common stock, pre-funded warrants to purchase 2,712,478 shares of common stock at a price of $5.529 per pre-funded warrant, or the January 2024 Private Placement. The Company received $103.7 million of net proceeds from the January 2024 Private Placement after deducting offering costs.

On February 19, 2025, the Company issued and sold 35,739,810 shares of its common stock at a price per share of $4.03 and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 13,888,340 shares of common stock at a price of $4.029 per pre-funded warrant (the "February 2025 Offering"). The Company received approximately $188.0 million of net proceeds from the February 2025 Offering after deducting underwriting discounts and commissions and offering costs.

The Company determined the pre-funded warrants met the criteria for equity classification. No warrants were exercised during the three months ended March 31, 2025.

8. Equity-Based Compensation

Equity-Based Compensation Expense

The Company has classified equity-based compensation expense in its condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2025	2024
Research and development	$1,102	$548
General and administrative	2,239	1,063
Total	$3,341	$1,611

Equity Incentive Plans

As of March 31, 2025, the Company’s approved equity incentive plans include: the 2018 Omnibus Incentive Plan (the "2018 Plan"); Amended and Restated 2020 Equity Incentive Plan, as amended (the "2020 Plan"); the Amended and Restated 2021 Employee Stock Purchase Plan; and the 2024 Inducement Stock Incentive Plan (the "2024 Plan"). These plans are administered by the Board of Directors (the "Board") and permit the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (the "RSUs"), performance awards, and other stock‑based or cash-based awards. Upon the adoption of the 2020 Plan, the Company no longer grants new equity awards under its 2018 Plan.

Amended and Restated 2020 Equity Incentive Plan

On June 11, 2024, the Company's stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock reserved for issuance under the plan by 2,000,000 shares. As of March 31, 2025, there were 1,953,279 stock options outstanding, 2,637,437 RSUs outstanding, 2,165,325 performance stock units outstanding, and 384,858 shares remained available for future issuance under the 2020 Plan.

2024 Inducement Stock Incentive Plan

In March 2024, the Board approved the 2024 Plan, which provides for the reservation of 1,000,000 shares of common stock for equity granted as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of March 31, 2025, there were 100,000 stock options outstanding, 354,965 RSUs outstanding, and 545,035 shares remained available for future issuance under the 2024 Plan.

Stock Options

The table below summarizes the activity with respect to stock options for the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	2,927,937	$18.22	8.01	$193
Granted	22,148	$4.10
Exercised	—	$—
Expired	(70,538)	$114.73
Forfeitures	(29,106)	$4.99
Outstanding at March 31, 2025	2,850,441	$15.86	7.93	$140
Vested and expected to vest as of March 31, 2025	2,850,441	$15.86	7.93	$140
Exercisable at March 31, 2025	1,339,029	$25.71	7.19	$51

The assumptions used in the Black-Scholes option-pricing model for all stock options granted during each period presented are as follows:

	Three Months Ended March 31,
	2025	2024
Common stock price	$4.10	$5.76-$7.85
Expected volatility	112.1%	123.8% - 128.7%
Expected dividends	0.0%	0.0%
Expected term (in years)	5.31	5.31 - 6.25
Risk-free rate	4.4%	3.8% - 4.3%

The weighted average grant date fair values of stock options granted during the three months ended March 31, 2025 and 2024 were $3.39 and $7.03, respectively.

The Company recognized $1.3 million and $0.9 million of equity-based compensation expense in connection with stock options during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $7.6 million of total unrecognized equity-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

The following table summarizes activity with respect to RSUs during the three months ended March 31, 2025:

	Units	Weighted- Average Grant Date Fair Value
Nonvested RSUs at January 1, 2025	1,480,272	$7.50
Granted	2,029,332	$3.20
Vested	(247,970)	$7.72
Forfeitures	(86,966)	$5.02
Nonvested RSUs at March 31, 2025	3,174,668	$4.81

The Company recognized $1.0 million and $0.7 million of equity-based compensation expense in connection with RSUs during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $14.0 million of total unrecognized equity-based compensation expense related to nonvested RSUs, which is expected to be recognized over a weighted average period of 3.4 years.

Performance Stock Units

In June 2024, the Board approved a grant of performance-based restricted stock unit awards ("PSUs" or "Performance Awards") to the Company’s executive team. Each PSU represents the contingent right to receive one share of the Company’s common stock. These Performance Awards provide for the vesting of 25% of the target number of underlying RSUs granted upon the achievement of each of four independent performance milestones predetermined by the Board ("Performance Milestones"), subject to the grantee’s continued service with the Company (the "Approval Conditions").

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

The following table summarizes activity with respect to PSUs during the three months ended March 31, 2025:

	Units	Weighted- Average Grant Date Fair Value
Nonvested PSUs at January 1, 2025	2,165,325	$7.51
Granted	—	$—
Vested	—	$—
Forfeitures	—	$—
Nonvested PSUs at March 31, 2025	2,165,325	$7.51

The Company recognized $1.0 million of equity-based compensation expense in connection with PSUs during the three months ended March 31, 2025. No equity based-compensation expense was recognized in connection with PSUs during the three months ended March 31, 2024.

As of March 31, 2025, there was $5.0 million of unrecognized equity-based compensation expense related to nonvested PSUs based on the achievement of all Performance Milestones, which is expected to be recognized over a weighted average period of 1.6 years.

9. Commitments and Contingencies

Letter of Credit

The Company had an outstanding letter of credit in the amount of $2.0 million at March 31, 2025 and December 31, 2024, which is required as a condition of the Company’s office and laboratory lease.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025 and December 31, 2024.

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of March 31, 2025.

10. Net Loss per Share

The following table sets forth the computation of the Company's basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(39,282)	$(24,303)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted average shares of common stock outstanding	57,301,916	35,740,970
Weighted average shares of pre-funded warrants to purchase common stock	9,039,389	2,414,403
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	66,341,305	38,155,373
Net loss per share, basic and diluted	$(0.59)	$(0.64)

Included within weighted average shares of common stock outstanding for the three months ended March 31, 2025 and 2024 are 16,600,818 and 2,712,478 shares of common stock issuable upon the exercise of the pre-funded warrants, respectively, as the pre-funded warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The outstanding securities presented below were excluded from the calculation of net loss per share because the inclusion of such securities would have been anti-dilutive due to the Company’s net loss per share during the periods presented.

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	2,850,441	2,864,672
Nonvested restricted stock units	3,174,668	1,576,230
Nonvested performance stock units	2,165,325	—
Shares subject to employee stock purchase plan	234,154	—
Warrants	2,563	—
Total	8,427,151	4,440,902

11. Segment Reporting

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

The Company’s chief operating decision maker ("CODM") is its chief executive officer. The CODM assesses performance for the Company and decides how to allocate resources based on net loss as reported on the condensed consolidated statements of operations. The annual budgeting process is the primary mechanism used to make these decisions. The financial information also helps in making performance assessments using budgeted versus actual results.

The following table presents segment expenses, other segment items, and segment net loss for the periods presented:

	Three Months Ended March 31,
	2025	2024
Segment expenses:
SGT-003	9,166	1,906
SGT-501	4,466	3,807
External R&D other	2,770	2,728
Internal R&D expense(1)	6,843	5,377
External G&A expense	4,877	5,434
Internal G&A expense(1)	3,463	2,966
Other segment items(2)	8,467	4,644
Other income, net	(770)	(2,559)
Condensed consolidated net loss	(39,282)	(24,303)

(1)	Internal expenses consisted primarily of payroll and related costs, temporary services, and travel and entertainment.
(2)	Other segment items primarily included equity-based compensation expense, other program costs, and depreciation and amortization expense.

The measure of segment assets is reported on the balance sheet as total condensed consolidated assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2024 included in our annual report filed on Form 10-K on March 6, 2025.

Some of the statements contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this quarterly report on Form 10-Q particularly including those risks identified in Part II, Item 1A “Risk Factors” and our other filings with the Securities and Exchange Commission (the "SEC").

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

Overview

We are a life sciences company focused on advancing a portfolio of current and future gene therapy candidates, which we refer to collectively as our Candidates, including SGT-003 for the treatment of Duchenne muscular dystrophy ("Duchenne"), SGT-212 for the treatment of Friedreich's ataxia ("FA"), SGT-501 for the treatment of Catecholaminergic polymorphic ventricular tachycardia ("CPVT"), SGT-601 for the treatment of TNNT2-mediated dilated cardiomyopathy ("TNNT2 DCM"), and additional assets for the treatment of genetic cardiac and neuromuscular diseases, at different stages of development, with varying levels of investment. We are advancing our diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, our mission is to improve the daily lives of patients living with these devastating diseases.

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

We are continuing to advance our pipeline of Candidates. The U.S. Food and Drug Administration (the "FDA") has granted orphan drug designation, Rare Pediatric Disease designation and Fast Track designation for SGT-003 for Duchenne. The FDA has granted Fast Track Designation for SGT-212 for the treatment of FA. The FDA and the European Medicines Agency (the "EMA") have granted orphan drug designation to SGT-501 for the treatment of CPVT and the FDA has granted Rare Pediatric Disease Designation for SGT-501.

As we continue to pursue opportunities in both the U.S. and international markets, we remain attentive to evolving global economic conditions, including uncertainties related to international trade policies, tariffs, and supply chain dynamics. Although these factors have not had a material impact on our operations to date, future changes in trade regulations, tariff structures, or logistical constraints could influence the cost, availability, or timing of materials and components used in our manufacturing processes. We continue to monitor these developments closely.

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

SGT-003 has been well-tolerated in the first six participants dosed as of February 17, 2025. For a full description of the initial results from the INSPIRE DUCHENNE trial, see Part I, Item I, “Business” appearing in our Annual Report on Form 10-K for the year ended December 31, 2024.

Enrollment in the INSPIRE DUCHENNE trial is ongoing, with approximately 20 total participants anticipated to be dosed by year-end 2025.

INSPIRE DUCHENNE currently has a total of eight active clinical sites in the United States, Canada and Italy, and has an approved clinical trial application in the United Kingdom. We expect to activate additional trial sites by the end of 2025. In mid-2025, we plan to submit a meeting request to the FDA to discuss the potential for accelerated regulatory pathways for SGT-003. We anticipate that the meeting with the FDA could occur as early as the fourth quarter of 2025.

SGT-212

In January 2025, we announced that the FDA cleared our investigational new drug ("IND") for SGT-212 for the treatment of FA. We anticipate initiating an open-label, multi-center Phase 1b clinical trial of SGT-212 in non-ambulatory and ambulatory adult patients living with FA in the second half of 2025. The FDA has granted Fast Track designation to SGT-212 for the treatment of FA.

SGT-501

We have conducted preclinical studies of SGT-501, including three-and six-month good laboratory practices ("GLP") toxicology studies. IND-enabling GLP toxicology studies of SGT-501 in non-human primates, including the in-life portion of the six-month toxicology, were completed in the first quarter of 2025. We expect to submit an IND to the FDA for SGT-501 for the treatment of patients with RYR2-mediated CPVT in the first half of 2025.

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

Capsid

Solid's proprietary capsid used in SGT-003, AAV-SLB101, was well tolerated in the first patients dosed in the INSPIRE DUCHENNE trial as well as in non-human primates ("NHP") and mouse studies.

We are focused on developing transformative treatments to improve the lives of patients with rare neuromuscular and cardiac diseases. The majority of our current programs are designed to treat these diseases with gene transfer products. Gene transfer, a type of gene therapy, is designed to address diseases caused by mutated genes through the delivery of functional versions of genes, called transgenes. The transgenes are then utilized by the body to produce desired proteins that act therapeutically to treat the condition. In addition to a transgene, our gene transfer Candidates include a viral capsid or vector (a protein shell utilized as a vehicle to deliver a transgene to cells in the body) and a promoter (a specialized DNA sequence that directs cells to produce the protein in specific tissues). The capsid is modified to no longer self-replicate yet still retain its ability to introduce new genetic material directly into patients’ cells. Adeno-associated virus ("AAV") capsids have been approved for use to deliver transgenes to patients, including via systemic delivery as well as stereotactic neurosurgical administration to the brain. The use of AAV capsids to deliver gene therapies has also been extensively studied by third parties in human clinical trials for multiple disease indications, and in certain of these trials AAV was delivered systemically to the patient.

Our Operations

Due to our significant research and development expenditure, licensing and patent investment, and general and administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $39.3 million and $24.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $822.7 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

As of March 31, 2025, we had cash, cash equivalents, and available-for-sale securities of $306.9 million, excluding restricted cash of $2.0 million. We believe that our cash, cash equivalents, and available-for-sale securities as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and clinical and preclinical development activities for our Candidates and include:

•
expenses incurred under agreements with third parties, including contract research organizations ("CROs") that conduct research, preclinical and clinical activities on our behalf, as well as contract manufacturing organizations ("CMOs") that manufacture SGT-003, SGT-501, SGT-212, and other Candidates for use in our preclinical studies and clinical trials;
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

The following table summarizes our research and development expenses by Candidate for the respective periods (in thousands):

	Three Months Ended March 31,
	2025	2024
Allocated research and development expenses:
SGT-001	$158	$257
SGT-003	9,298	1,906
SGT-501	4,466	3,807
SGT-212	825	49
Other development programs	3,481	2,205
Total allocated research and development expenses	18,228	8,224
Unallocated research and development expenses:
Personnel related expenses	7,990	6,066
External expenses	4,696	4,583
Total unallocated research and development expenses	12,686	10,649
Total research and development expenses	$30,914	$18,873

We cannot determine with certainty the duration, costs, and timing of ongoing and planned clinical trials of SGT-003, SGT-212, SGT-501, or our other Candidates, or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our Candidates for which we obtain marketing approval or our other research and development expenses. We may never succeed in obtaining marketing approval for any of our Candidates. The duration, costs, and timing of clinical trials and development of our Candidates will depend on a variety of factors, including:

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

Critical Accounting Policies and Use of Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ materially from these estimates.

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$30,914	$18,873	$12,041	63.8%
General and administrative	9,138	7,989	1,149	14.4%
Total operating expenses	40,052	26,862	13,190	49.1%
Loss from operations	(40,052)	(26,862)	(13,190)	49.1%
Other income, net:
Interest income	2,300	2,651	(351)	(13.2)%
Interest expense	(68)	(95)	27	(28.4)%
Change in fair value of derivative liabilities	(1,650)	—	(1,650)	(100.0)%
Other income, net	188	3	185	6166.7%
Total other income, net	770	2,559	(1,789)	(69.9)%
Net loss	$(39,282)	$(24,303)	$(14,979)	61.6%

Research and Development Expenses

The following table summarizes our research and development expenses by Candidate for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Allocated research and development expenses:
SGT-001	$158	$257	$(99)	(38.5)%
SGT-003	9,298	1,906	7,392	387.8%
SGT-501	4,466	3,807	659	17.3%
SGT-212	825	49	776	1583.7%
Other development programs	3,481	2,205	1,276	57.9%
Total allocated research and development expenses	18,228	8,224	10,004	121.6%
Unallocated research and development expenses:
Personnel related expenses	7,990	6,066	1,924	31.7%
External expenses	4,696	4,583	113	2.5%
Total unallocated research and development expenses	12,686	10,649	2,037	19.1%
Total research and development expenses	$30,914	$18,873	$12,041	63.8%

Research and development expenses for the three months ended March 31, 2025 were $30.9 million, compared to $18.9 million for the three months ended March 31, 2024. The increase of $12.0 million in research and development expenses was primarily due to a $7.4 million increase in costs for SGT-003 primarily related to manufacturing, regulatory, and clinical costs, a $1.9 million increase in personnel related expenses, a $1.3 million increase in other development program expenses primarily due to manufacturing costs, a $0.8 million increase in costs for SGT-212 primarily related to regulatory and clinical costs, and a $0.7 million increase in costs for SGT-501 primarily related to research, regulatory, and clinical costs, offset by a $0.1 million decrease for SGT-001 due to our decision to deprioritize SGT-001.

General and Administrative Expenses

General and administrative expenses were $9.1 million for the three months ended March 31, 2025, compared to $8.0 million for the three months ended March 31, 2024. The increase of $1.1 million was primarily related to a $1.7 million increase in personnel related costs, partially offset by a $0.2 million decrease in legal fees, and a $0.2 million decrease in finance costs.

Other Income, Net

Other income, net was $0.8 million for the three months ended March 31, 2025 compared to $2.6 million for the three months ended March 31, 2024. The decrease of $1.8 million was primarily related to the change in fair value of derivative liabilities.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of securities in private placements and follow-on offerings, the sale of common stock in our initial public offering, and sales of common stock under our "at-the-market offering" sales agreement with Jefferies LLC ("Jefferies") (the "ATM Sales Agreement"). Through March 31, 2025, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $857.1 million of net proceeds from the sale of our common stock through public offerings, including our IPO and follow-on public offerings, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreements.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended and restated in March 2024, under which we may offer and sell, from time to time, shares of our common stock through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the year ended December 31, 2024, we sold 2,212,937 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $18.4 million. During the three months ended March 31, 2025, we sold 61,542 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $0.2 million.

On January 11, 2024, we issued and sold 16,973,103 shares of our common stock at a price per share of $5.53 and, to one investor in lieu of shares of common stock, pre-funded warrants to purchase 2,712,478 shares of common stock at a price of $5.529 per pre-funded warrant, in a private placement we refer to as the January 2024 Private Placement. We received $103.7 million of net proceeds from the January 2024 Private Placement after deducting offering costs.

On February 19, 2025, we issued and sold in an underwritten offering (the "February 2025 Offering"), 35,739,810 shares of our common stock at a price of $4.03 per share and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 13,888,340 shares of common stock at a price of $4.029 per pre-funded warrant. We received approximately $188.0 million of net proceeds, after deducting underwriting discounts and commissions and offering costs.

As of March 31, 2025, we had cash, cash equivalents, and available-for-sale securities of $306.9 million, excluding restricted cash of $2.0 million, and had no debt outstanding.

Summary of Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(31,850)	$(25,192)
Cash used in investing activities	(27,463)	(38,490)
Cash provided by financing activities	189,728	107,241
Net increase in cash, cash equivalents, and restricted cash	$130,415	$43,559

Operating Activities

During the three months ended March 31, 2025, operating activities used $31.9 million of cash, primarily resulting from our net loss of $39.3 million partially offset by changes in our operating assets and liabilities of $1.8 million and non-cash charges of $5.6 million. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2025 consisted of a decrease of $2.0 million in prepaid and other assets and an increase in accounts payable of $0.5 million, offset by a decrease in the operating lease liability of $0.4 million and a decrease in accrued expenses and other liabilities of $0.3 million. Non-cash activities were driven by equity-based compensation of $3.3 million, depreciation and amortization expense of $0.4 million, non-cash lease expense of $0.6 million, and a change in the fair value of derivative liabilities of $1.7 million, partially offset by amortization on available-for-sale securities of $0.3 million.

During the three months ended March 31, 2024, operating activities used $25.2 million of cash, primarily resulting from our net loss of $24.3 million and changes in our operating assets and liabilities of $2.9 million, partially offset by non-cash charges of $2.0 million. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2024 consisted of an increase of $2.0 million in prepaid and other assets, a decrease in accounts payable of $0.6 million, and a decrease in the operating lease liability of $0.5 million, offset by an increase in accrued expenses and other liabilities of $0.2 million. Non-cash activities were driven by equity-based compensation of $1.6 million, non-cash lease expense of $0.6 million and depreciation expense of $0.3 million, partially offset by amortization on available-for-sale securities of $0.5 million and a gain on lease termination of $0.1 million.

Investing Activities

During the three months ended March 31, 2025, investing activities used $27.5 million of cash, resulting from the purchases of available-for sale securities of $65.3 million and the purchases of property plant and equipment of $0.1 million, partially offset by the maturity of available-for sale securities of $38.0 million.

During the three months ended March 31, 2024, investing activities used $38.5 million of cash, resulting from the purchases of available-for sale securities of $83.3 million and the purchases of property plant and equipment of $0.2 million, partially offset by the maturity of available-for sale securities of $45.0 million.

Financing Activities

During the three months ended March 31, 2025, financing activities provided $189.7 million of cash, resulting from the net proceeds from the issuance and sale of common stock and pre-funded warrants to purchase shares of common stock of $189.9 million, offset by payments of the principal portion of finance lease obligations of $0.1 million.

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

As of March 31, 2025, we had cash, cash equivalents and available-for-sale securities of $306.9 million, excluding restricted cash of $2.0 million. Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2025 will be sufficient to fund our operating expenses and capital requirements into the first half of 2027. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

We are supplying, and expect to continue to supply, our ongoing and future pre-clinical and clinical development programs with drug product produced at a cGMP compliant facility located at one of our CMOs. We intend to establish the capability and capacity to supply Candidates at commercial scale from multiple sources.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2025, there were no material changes to our contractual obligations and commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2025, our cash equivalents consisted of money market funds and treasury bills that have contractual maturities of less than 90 days from the date of acquisition. As of March 31, 2025, our investments consisted of treasury bills and government bonds that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were designed and operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
One of our prior clinical trials had been placed on clinical hold by the Food and Drug Administration ("FDA") in the past, and we cannot guarantee that similar events will not happen in ongoing, planned and future clinical trials for our Candidates.
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

Since inception, we have incurred significant net losses. Our net losses were $ 39.3 million for the three months ended March 31, 2025. Our net losses were $124.7 million and $96.0 million for the years ended December 31, 2024 and 2023, respectively. As of March 31, 2025, we had an accumulated deficit of $822.7 million. Prior to our acquisition of AavantiBio, Inc. (the "Acquisition") we devoted substantially all of our efforts to research and development, including clinical development of SGT-001, which we are no longer developing, and preclinical development of SGT-003, as well as to building out our management team and infrastructure. Following the Acquisition, we also began devoting efforts to preclinical development of our other Candidates, clinical development of SGT-003, as well as building out our management team. We expect that it could be several years before we have a commercialized product, and we may never have a commercialized product. We expect to continue to incur significant expenses and see continued operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our Candidates. In addition, if we obtain marketing approval for our Candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2025, will be sufficient to fund our operating expenses and capital requirements into the first half of 2027, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of our Candidates.

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

Identifying potential candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to submit a BLA or obtain marketing approval and achieve product sales. In addition, our Candidates, if approved, may not achieve commercial success. Our product revenue, if any, will be derived from or based on sales of our Candidates that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, heightened inflation, interest rate and currency rate fluctuations, global trade programs, tariffs and economic slowdown or recession as well as concerns related to public health emergencies or pandemics and geopolitical events, including civil or political unrest. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

Our results of operations could be harmed by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, including the impact of increased interest rates and inflation, and global trade programs and tariffs, could result in a variety of risks to our business, including weakened demand for our Candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our manufacturers, possibly resulting in manufacturing disruption, or cause delays in payments for our services by third-party payors or our future collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could harm our business.

We hold a portion of our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.

We hold a portion of our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts at multiple financial institutions. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") standard deposit insurance limit of $250,000. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations, including payroll obligations.

For example, on March 10, 2023, Silicon Valley Bank ("SVB") and Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits or investments in a similar manner.

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

Risks Related to the Development of our Candidates

Our pipeline of gene transfer Candidates utilize novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. To our knowledge, only a limited number of gene transfer products have been approved for commercialization in the United States and the European Union.

Our future success depends on our successful development of our Candidates. Our risk of failure is high. We have experienced problems and delays in developing SGT-001, which we are no longer developing, and may in the future experience problems or delays in developing Candidates. Any such problems or delays would cause unanticipated costs, and any development problems may not be solved. For example, we or another party may uncover a previously unknown risk associated with our Candidates, the adeno-associated virus ("AAV") capsid, construct or other issues resulting in toxicity or lack of efficacy that may be more problematic than we currently believe and this may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional clinical testing.

In addition, our ability to conduct and complete our preclinical development testing and studies is contingent on our ability to source animals and other supplies required for the conduct of such testing and studies and the performance of animal models. If we are unable to obtain all necessary animals and other supplies required for the conduct of our preclinical testing and studies, or the animal models do not perform as expected, we may be unable to complete such preclinical development testing and studies in a timely manner or at all. For example, some of our IND-enabling toxicology and other studies require certain non-human primates ("NHPs") that may be imported from countries in which trade relation with the U.S. are or may become challenging or through vendors who may not be able to timely source certain NHPs or at all, which may impair our ability to complete preclinical development testing and studies to support IND or similar applications or delay submission of such applications. Additionally, we may fail to demonstrate adequate Candidate efficacy and/or safety as required by regulatory authorities. We may fail to access relevant, adequate, or necessary animal models, including genetic models of disease and non-human primates in particular, for use in such studies as requested by regulatory authorities. We may also experience substantial delays as a result of our reliance on CROs to conduct all animal model experimentation necessary to assess the efficacy and safety of our Candidates. Any of these factors may result in delays to Candidate progression, inability to obtain regulatory approval, and/or substantial increases in Candidate development costs.

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

Additionally, if one or more of our Candidates receive marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy ("REMS") to ensure that the benefits outweigh the risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by our Candidates, several potentially significant negative consequences could result, including:

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

From time to time, we may announce or publish preliminary or interim data from clinical trials. Positive preliminary or interim data may not be predictive of such trial’s subsequent or overall results. Preliminary or interim data are subject to the risk that one or more of the outcomes may materially change as more data becomes available. Additionally, preliminary or interim data are subject to the risk that one or more of the biologic or clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Therefore, positive preliminary or interim data in any ongoing clinical trial, including the INSPIRE DUCHENNE trial, may not be predictive of such results in the completed trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. As a result, preliminary or interim data that we report may differ from future results from the clinical trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, preliminary or interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to preliminary or interim data could significantly harm our business prospects.

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
•
failure to perform in accordance with FDA good clinical practices ("GCPs") or applicable regulatory guidelines in the European Union and other countries;
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

The EU Clinical Trials Regulation ("CTR") which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR aims to simplify and streamline the authorization, conduct and transparency of clinical trials in the EU. We have not previously secured authorization to conduct clinical trials in the European Union pursuant to the CTR and, accordingly, there is a risk that we may be delayed in commencing such studies. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, Medicines and Healthcare products Regulatory Agency ("MHRA"), and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. Physicians may nevertheless prescribe our products off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our products for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency, such as the FDA, acted within its statutory authority under the Administrative Procedure Act (the "APA"). Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services ("HHS"), the FDA, the Federal Trade Commission ("FTC"), and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug, and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

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

Even if we receive FDA approval of one or more of our Candidates in the United States, approval of a Candidate in the United States by the FDA does not ensure approval of such Candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Future sales of our Candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials, manufacturing and marketing approval. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. If we submit a marketing authorization application ("MAA") to the EMA for approval of SGT-003, SGT-212 or other Candidates in the European Union, obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our Candidates in certain countries.

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

We may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.

Recently there have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. For example, in early 2025, the current U.S. presidential administration announced significant new tariffs on foreign imports into the U.S., specifically from Mexico and Canada, and has proposed additional new tariffs that may be implemented in the future. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Any new or additional tariffs on goods imported to the U.S. from Mexico, Canada, or other countries, or products imported into the European Union or other non-U.S. markets, could also increase the cost of some of our products and reduce our margins. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets. Other countries have changed, and may continue to change, their own policies on trade as well as business and foreign investment in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S. or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.

Regulatory requirements governing gene therapy products are periodically updated and may continue to change in the future.

Regulatory requirements governing gene therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of gene therapy products. For example, in the United States, the FDA has established the Office of Therapeutic Products within the Center for Biologics Evaluation and Research ("CBER") to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials may also be subject to review and oversight by an institutional biosafety committee, a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

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

The FDA Reauthorization Act of 2017 ("FDARA") requires that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. FDARA reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority.

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

We may seek approval of one or more of our Candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate or intermediate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality ("IMM") that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate or intermediate endpoint is reasonably likely to predict long-term clinical benefit. Given that expression of microdystrophin has not yet been established to predict long-term clinical benefit, it is not currently accepted, and it is possible the FDA and/or other applicable regulatory agencies could decide never to accept it, as a surrogate endpoint for the accelerated approval pathway for the treatment of Duchenne.

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

Disruptions and delays at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our Candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions play an important role in the development of our Candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our Candidates could be impacted in a negative manner.

Further, there is substantial uncertainty as to how measures being implemented by the US government administration will impact the FDA, CMS and other federal agencies with jurisdiction over our activities. For example, a number of executive orders have been issued by the President, which could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If these or other orders or executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, budget cuts and the loss of FDA personnel could lead to further disruptions and delays in FDA review and oversight of our product candidates. Similarly, efforts by the new administration to substantially reduce or delay research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and biologics licensing applications, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are aware of a number of companies and research institutions developing gene transfer programs progressing in Duchenne. For example, in June 2023, Sarepta Therapeutics, Inc. ("Sarepta") announced that it had received accelerated approval for its gene therapy candidate ELEVIDYS® for the treatment of ambulatory pediatric patients aged 4 through 5 years with Duchenne. In June 2024, Sarepta announced an expanded US approval of ELEVIDYS® for patients who are at least 4 years of age including full approval for ambulatory Duchenne patients and accelerated approval for non-ambulatory Duchenne patients. We are also aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfers for Duchenne, including Genethon with a product candidate currently being evaluated in a Phase 1/2/3 clinical trial and REGENXBIO Inc. with a product candidate in Phase 1/2/3 clinical development.

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

We are also aware of several companies and research institutions conducting clinical trials in small molecule product candidates focused on CPVT, including Cardurion Pharmaceuticals Inc., with an orally administered CAMKII-delta inhibitor candidate in a Phase 2 clinical trial.

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

In particular, our success will depend upon physicians who specialize in the treatment of our pipeline indications, prescribing treatments that involve the use of viral capsids in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion may delay or impair the development and commercialization or demand for any Candidate we may develop. A public backlash developed against gene therapy following the death of a patient in 1999 during a gene therapy clinical trial of research subjects with ornithine transcarbamylase ("OTC") deficiency, a rare disorder in which the liver lacks a functional copy of the OTC gene. The death of the clinical trial subject was due to complications of adenovirus capsid administration. Dr. James M. Wilson, former chair of our Scientific Advisory Board, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of the University of Pennsylvania. Serious adverse events in our clinical trials, including the events that led to the previously-lifted clinical holds on IGNITE DMD or other clinical trials involving gene transfer products or our competitors’ products, even if not ultimately attributable to the relevant Candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our Candidates, stricter labeling requirements for our Candidates, if approved, and a decrease in demand for our Candidates.

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

To our knowledge, only a limited number of gene transfer products have been approved for coverage and reimbursement by the Centers for Medicare & Medicaid Services ("CMS"), the agency responsible for administering the Medicaid program. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products either in the United States or the European Union. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union member states and vice versa. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our future products, if approved.

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

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

For example, in the United States there is significant interest in promoting health care reform, as evidenced by the enactment of the Patient Protection and Affordable Care Act and the companion Health Care and Education Reconciliation Act (the "Health Care Reform Law"). The Health Care Reform Law increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.

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

In addition to legislative changes resulting from the passage of the Health Care Reform Law, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through the first half of 2032. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester through 2031. These Medicare sequester reductions were suspended through June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our Candidates for which we may obtain regulatory approval or the frequency with which any such Candidate is prescribed or used.

Since enactment of the Health Care Reform Law, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 ("TCJA"), Congress repealed the “individual mandate.” The repeal of this provision of the Health Care Reform Law, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Health Care Reform Law is an essential and inseverable feature of the Health Care Reform Law, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the Health Care Reform Law are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the statute. It is unclear how such litigation and other efforts to repeal and replace the Health Care Reform Law will impact the Health Care Reform Law and our business. Litigation and legislation over the Health Care Reform Law are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America ("PhRMA"), but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. Florida now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. Florida will also need to relabel the products and perform quality testing of the products to meet FDA standards. Further, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law.

Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032, by the Inflation Reduction Act ("IRA").

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers;
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

In 2018, California passed into law the California Consumer Privacy Act ("CCPA") which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation ("GDPR"), including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act ("CPRA"), which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

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

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area ("EEA"), and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union (the "CJEU") invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

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

Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010 ("Bribery Act"), the U.S. Foreign Corrupt Practices Act ("FCPA"), and other anti-corruption laws that apply in countries where we do business and may do business in the future. The Bribery Act, FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Compliance with the FCPA, in particular, is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

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

Under certain of our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that the licensed patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our Candidates that are the subject of such licensed rights could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic Partnerships and Collaborations/Licenses” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Even if issued, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our current and future patent rights may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office ("USPTO") challenging the validity of one or more claims of patents included in our patent rights. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of the pending patent applications included in our patent rights. We may become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings challenging one or more patents included in our patent rights. For example, competitors may claim that they invented the inventions claimed in patents or patent applications included in our patent rights, such as the microdystrophin we use in SGT-003, prior to the inventors of such patents or patent applications, or may have filed one or more patent applications before the filing of the patents or patent applications included in our patent rights. A competitor who can establish an earlier filing or invention date may also assert that we are infringing their patents and that we therefore cannot practice our technology related to our Candidates as claimed in the patents or patent applications included in our patent rights. Competitors may also contest patents or patent applications included in our patent rights by showing that the claimed subject matter was not patent-eligible, was not novel or was obvious or that the patent claims failed any other requirement for patentability or enforceability. In addition, we may in the future be subject to claims by our or our licensors’ current or former employees or consultants asserting an ownership right in the patents or patent applications included in our patent rights as an inventor or co-inventor, as a result of the work they performed.

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

The majority of our existing license agreements provide the licensor sole control of patent prosecution of the licensed technology, and we may be required to reimburse the licensor for their costs of patent prosecution. Future license agreements may require the same. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. Further, in certain of our license agreements our licensors have the first right to bring any actions against any third party for infringing on the patents we have licensed. Our license agreements also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing Candidates. Disputes may arise regarding intellectual property subject to our licensing agreements, including:

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

Some of the intellectual property rights we have licensed, including such rights licensed from the University of Missouri, the University of Washington and the University of Florida, are stated to have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future Candidates pursuant to the Bayh-Dole Act of 1980 ("Bayh-Dole Act"). These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention, (ii) government action is necessary to meet public health or safety needs or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

Changes in either the patent laws or the interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") was signed into law. The Leahy-Smith Act includes several significant changes to U.S. patent law. Prior to March 2013 in the United States, assuming that other requirements for patentability are met, the first to make the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the invention. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent through various post-grant proceedings administered by the USPTO. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business as, among other reasons, the USPTO must still implement various regulations. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Two cases involving diagnostic method claims and “gene patents” have been decided by the U.S. Supreme Court. On March 20, 2012, the U.S. Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. ("Prometheus"), a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the U.S. Supreme Court, the addition of well understood, routine or conventional activity such as “administering” or “determining” steps was not enough to transform an otherwise patent-ineligible natural phenomenon into patent-eligible subject matter. On July 3, 2012, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the patent claim amounts to significantly more than the natural principle itself should be rejected as directed to patent-ineligible subject matter. On June 13, 2013, the U.S. Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc. ("Myriad"), a case involving patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent-eligible subject matter, but that complementary DNA may be patent-eligible.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of our Candidates, one or more U.S. patents that we license or may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Amendments"). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process based on the first regulatory approval for a particular drug or biologic. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may be able to enter the market sooner.

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

The Biologics Price Competition and Innovation Act of 2009 ("BPCIA") was enacted as part of the Health Care Reform Law to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of regulatory exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended (the "Securities Act"), or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In October 2020, in connection with the execution of our collaboration and license agreement with Ultragenyx, we issued and sold 521,719 shares of our common stock to Ultragenyx. For the ten-year period after date of such sale, subject to specified conditions, we have agreed to file a registration statement in order to register all or a portion of the shares sold to Ultragenyx.

In December 2024, in connection with the execution of our collaboration, patent and know-how license agreement with Mayo Foundation for Medical Education and Research ("Mayo"), we issued 364,990 shares of our common stock to Mayo in a private placement. In February 2025, we made the first milestone payment of 975,496 shares of our common stock to FA212 following the FDA's clearance of our IND for SGT-212 for the treatment of FA. We have filed resale registration statements to register all of the shares issued to Mayo and FA212.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act ("Section 404"), we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law ("DGCL") which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Except as set forth below, we did not sell any securities during the three months ended March 31, 2025 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and that have not otherwise been described in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Following the FDA's clearance of our IND application for SGT-212 for the treatment of FA, a $5.0 million development milestone became payable to FA212. On February 28, 2025, we made the first milestone payment in the form of 975,496 shares of our common stock. For more information about this agreement, see Note 2 - FA212 Asset Acquisition. The shares were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act as a privately negotiated transaction not involving any public offer or solicitation. On March 6, 2025, we filed a registration statement covering the resale of the shares of common stock issued to FA212, which was declared effective on March 14, 2025. None of the shares were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 5. Other Information.

(c) None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during first quarter of 2025.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Executive Chair Agreement, effective January 1, 2022, by and between Solid Biosciences Inc. and Ian F. Smith, as amended by the First Amendment to Executive Chair Agreement, effective September 30, 2022, Second Amendment to the Executive Chair Agreement, effective January 1, 2024, and Third Amendment to the Executive Chair Agreement, effective January 6, 2025 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 6, 2025).

10.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 18, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: May 15, 2025	By:	/s/ Alexander Cumbo
Alexander Cumbo
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Kevin Tan
Kevin Tan
Chief Financial Officer (Principal Financial and Accounting Officer)