Form 10-Q
period 2025-06-30
Solid Biosciences Inc.
filed 2025-08-12
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the registrant had 77,869,071 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$138,933	$80,235
Available-for-sale securities	129,177	68,685
Prepaid expenses and other current assets	10,530	8,382
Total current assets	278,640	157,302
Non-current assets:
Operating lease, right-of-use assets	23,133	24,295
Property and equipment, net	4,317	4,747
Other non-current assets	278	366
Restricted cash	1,924	1,952
Total non-current assets	29,652	31,360
Total assets	$308,292	$188,662
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,704	$4,237
Accrued expenses and other current liabilities	16,546	19,852
Operating lease liabilities	1,943	1,787
Finance lease liabilities	953	1,231
Derivative liabilities	5,700	3,150
Total current liabilities	29,846	30,257
Non-current liabilities:
Operating lease liabilities, excluding current portion	20,155	21,159
Total non-current liabilities	20,155	21,159
Total liabilities	50,001	51,416
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value — 240,000,000 and 120,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 77,602,741 and 40,468,141 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	78	40
Additional paid-in capital	1,120,463	920,609
Accumulated other comprehensive income	(38)	47
Accumulated deficit	(862,212)	(783,450)
Total stockholders’ equity	258,291	137,246
Total liabilities and stockholders’ equity	$308,292	$188,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$32,415	$19,461	$63,329	$38,334
General and administrative	9,278	8,327	18,416	16,316
Total operating expenses	41,693	27,788	81,745	54,650
Loss from operations	(41,693)	(27,788)	(81,745)	(54,650)
Other income, net:
Interest income	2,966	2,565	5,266	5,216
Interest expense	(60)	(88)	(128)	(183)
Change in fair value of derivative liabilities	(900)	—	(2,550)	—
Other income, net	207	239	395	242
Total other income, net	2,213	2,716	2,983	5,275
Net loss	$(39,480)	$(25,072)	$(78,762)	$(49,375)
Net loss per share, basic and diluted	$(0.42)	$(0.61)	$(0.98)	$(1.25)
Weighted average shares of common stock outstanding, used to compute basic and diluted net loss per share	94,140,286	40,934,361	80,317,588	39,544,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(39,480)	$(25,072)	$(78,762)	$(49,375)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(40)	(11)	(85)	(30)
Comprehensive loss	$(39,520)	$(25,083)	$(78,847)	$(49,405)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2025	40,468,141	$40	$920,609	$47	$(783,450)	$137,246
Issuance of common stock in public offering, net of issuance costs of $8,665	35,739,810	36	135,331	—	—	135,367
Issuance of pre-funded warrants in public offering, net of issuance costs of $3,366	—	—	52,590	—	—	52,590
Issuance of common stock in private placement for payment of developmental milestone consideration	975,496	1	4,999	—	—	5,000
Issuance of common stock in at-the-market public offering net of sales commissions of $6	61,542	—	246	—	—	246
Vesting of restricted stock units	247,970	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(45)	—	(45)
Equity-based compensation expense	—	—	3,341	—	—	3,341
Net loss	—	—	—	—	(39,282)	(39,282)
Balance at March 31, 2025	77,492,959	77	1,117,116	2	(822,732)	294,463
Vesting of restricted stock units	32,189	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	74,860	1	196	—	—	197
Exercises of common stock options	2,733	—	6	—	—	6
Unrealized loss on available-for-sale securities	—	—	—	(40)	—	(40)
Equity-based compensation expense	—	—	3,145	—	—	3,145
Net loss	—	—	—	—	(39,480)	(39,480)
Balance at June 30, 2025	77,602,741	$78	$1,120,463	$(38)	$(862,212)	$258,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2024	20,386,606	$20	$785,199	$15	$(658,753)	$126,481
Issuance of common stock in private placement, net of issuance costs of $4,407	16,973,103	17	89,437	—	—	89,454
Issuance of pre-funded warrants in private placement, net of issuance costs of $704	—	—	14,293	—	—	14,293
Issuance of common stock in at-the-market public offering net of sales commissions of $78	350,664	1	3,055	—	—	3,056
Vesting of restricted stock units	98,677	—	—	—	—	—
Exercises of common stock options	24,639	—	151	—	—	151
Unrealized loss on available-for-sale securities	—	—	—	(19)	—	(19)
Equity-based compensation expense	—	—	1,611	—	—	1,611
Net loss	—	—	—	—	(24,303)	(24,303)
Balance at March 31, 2024	37,833,689	38	893,746	(4)	(683,056)	210,724
Issuance of common stock in at-the-market public offering net of sales commissions of $138	526,953	1	5,356	—	—	5,357
Vesting of restricted stock units	131,859	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	56,855	—	145	—	—	145
Exercises of common stock options	1,703	—	10	—	—	10
Unrealized loss on available-for-sale securities	—	—	—	(11)	—	(11)
Equity-based compensation expense	—	—	2,092	—	—	2,092
Net loss	—	—	—	—	(25,072)	(25,072)
Balance at June 30, 2024	38,551,059	$39	$901,349	$(15)	$(708,128)	$193,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(78,762)	$(49,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on available-for-sale securities	(800)	(1,581)
Equity-based compensation expense	6,486	3,703
Depreciation and amortization expense	793	1,562
Non-cash lease expense	1,162	1,241
Change in fair value of derivative liabilities	2,550	—
Other	55	(94)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,060)	(1,556)
Accounts payable	467	472
Operating lease liabilities	(848)	(864)
Accrued expenses and other liabilities	1,695	(167)
Net cash used in operating activities	(69,262)	(46,659)
Cash flows from investing activities:
Purchases of property and equipment	(503)	(435)
Proceeds from maturities of available-for-sale securities	69,000	60,300
Purchases of available-for-sale securities	(128,777)	(103,536)
Other	85	5
Net cash used in investing activities	(60,195)	(43,666)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of underwriting discounts and commissions	189,637	—
Payments of common stock and pre-funded warrants issuance costs in public offering	(1,681)	—
Proceeds from issuance of common stock and pre-funded warrants in private placement	—	108,858
Payments of common stock and pre-funded warrants issuance costs in private placement	—	(5,111)
Proceeds from issuance of common stock in at-the-market public offering, net of sales commissions	246	8,414
Proceeds from exercises of common stock options	6	160
Employee stock purchase plan purchases	196	145
Payments of principal portion of finance lease obligations	(277)	(225)
Net cash provided by financing activities	188,127	112,241
Net increase in cash, cash equivalents, and restricted cash	58,670	21,916
Cash, cash equivalents, and restricted cash at beginning of period	82,187	75,848
Cash, cash equivalents, and restricted cash at end of period	$140,857	$97,764

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$128	$183
Supplemental disclosure of non-cash investing and operating activities:
Common stock issued as payment for developmental milestone consideration	$5,000	$—
Right-of-use assets acquired through operating leases	$—	$407
Decrease in right-of-use assets due to lease termination	$—	$(197)
Property and equipment purchases included in accounts payable and accrued expenses	$—	$20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts reported in the condensed consolidated statements of cash flows:

	June 30,
	2025	2024
Cash and cash equivalents	$138,933	$95,854
Restricted cash, non-current	1,924	1,910
Total cash, cash equivalents, and restricted cash, as reported in the condensed consolidated statements of cash flows	$140,857	$97,764

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

The Company is a life sciences company focused on advancing a portfolio of current and future gene therapy candidates (collectively "Candidates"), including SGT-003 for the treatment of Duchenne muscular dystrophy ("Duchenne"), SGT-212 for the treatment of Friedreich’s ataxia ("FA"), SGT-501 for the treatment of catecholaminergic polymorphic ventricular tachycardia ("CPVT"), SGT-601 for the treatment of TNNT2-mediated dilated cardiomyopathy, and additional assets for the treatment of genetic cardiac and neuromuscular diseases, at different stages of development with varying levels of investment. The Company is advancing its diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, the Company’s mission is to improve the daily lives of patients living with these devastating diseases.

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

Liquidity

Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $268.1 million excluding restricted cash of $1.9 million, as of June 30, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects.

Through June 30, 2025, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and pre-funded warrants to purchase shares of its common stock in private placements (including the January 2024 Private Placement (as defined below)) and the sale of common stock in its initial public offering, follow-on public offerings in March 2021 and February 2025 and under its at-the-market sales agreement.

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") along with the rules and regulations of the Securities and Exchange Commission for interim financial information and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position at June 30, 2025 and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2025 and 2024.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2025, for any other interim period, or for any other future year.

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

2. FA212 Asset Acquisition

On September 19, 2024, the Company entered into an asset purchase agreement with FA212 LLC ("FA212") for the purchase of certain intellectual property, including patents and assigned licenses related to a preclinical drug candidate, which the Company now refers to as SGT-212, assigned manufacturing contracts as well as research and development materials such as manufactured materials and samples.

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

The Company determined that the FA212 agreement represented an asset acquisition of in-process research and development assets with no alternative future use and recognized the aggregate acquisition cost of $5.1 million as research and development expense in the third quarter of 2024, which included the upfront payment, initial recognition of the derivative liability and $0.7 million in transaction costs.

The Company submitted an investigational new drug application ("IND") for SGT-212 for the treatment of FA to the U.S. Food and Drug Administration ("FDA"), which was cleared in December 2024. Upon clearance of the IND, the first development milestone of $5.0 million became payable to FA212. The $5.0 million milestone payment is included in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2024. On February 28, 2025, the Company made the first development milestone payment in the form of 975,496 shares of its common stock. The derivative liabilities for the remaining contingent payments were recorded at a fair value of $5.7 million and $3.2 million as of June 30, 2025 and December 31, 2024, respectively. See Note 3 - Fair Value Measurements.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$130,331	$—	$130,331
Total cash equivalents	—	130,331	—	130,331
Available-for-sale securities (Note 4):
Treasury bills	—	42,287	—	42,287
Government bonds	—	86,890	—	86,890
Total available-for-sale securities	—	129,177	—	129,177
Total financial assets	$—	$259,508	$—	$259,508

Financial liabilities
Derivative liabilities (Note 2):	$—	$—	$5,700	$5,700
Total financial liabilities	$—	$—	$5,700	$5,700

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$18,088	$—	$18,088
Treasury bills	—	17,434	—	17,434
Total cash equivalents	—	35,522	—	35,522
Available-for-sale securities (Note 4):
Treasury bills	—	27,895	—	27,895
Government bonds	—	40,790	—	40,790
Total available-for-sale securities	—	68,685	—	68,685
Total financial assets	$—	$104,207	$—	$104,207
Financial liabilities
Derivative liabilities (Note 2):	$—	$—	$3,150	$3,150
Total financial liabilities	$—	$—	$3,150	$3,150

As of June 30, 2025 and December 31, 2024, the fair values of the Company’s cash equivalents and available-for-sale securities were determined using Level 2 inputs.

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

The significant unobservable inputs used in valuing the developmental milestone derivative liabilities at each measurement date are as follows:

	June 30, 2025		December 31, 2024
Unobservable Input	Range	Average	Range	Average
Probability of achieving certain development milestones	28.0% - 70.0%	49.0%	28.0% - 70.0%	49.0%
Volatility	93.0%	93.0%	85.0%	85.0%
Discount Rate	3.7% - 4.3%	4.0%	4.2% - 4.3%	4.3%
Timing of achieving certain development milestones	0.5 - 3.2 years	1.8 years	1.0 - 3.7 years	2.3 years

The following table presents a roll forward of activity associated with the Company’s derivative liabilities measured using Level 3 inputs:

Developmental Milestone Derivative Liabilities
Fair value of derivative liabilities as of January 1, 2025	$3,150
Change in fair value of derivative liabilities	2,550
Fair value of derivative liabilities as of June 30, 2025	$5,700

The Company recognized losses of $0.9 million and $2.6 million for the change in fair value of the derivative liabilities during the three and six months ended June 30, 2025, respectively. No gain or loss was recognized during the three or six months ended June 30, 2024.

It is the Company's policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period. During the six months ended June 30, 2025, and the year ended December 31, 2024, there were no transfers between Level 1, Level 2, and Level 3.

As of June 30, 2025, and December 31, 2024, the Company's accounts payable, accrued expenses, and other current liabilities approximated their estimated fair values due to the short-term nature of these financial instruments.

4. Available-for-Sale Securities

A summary of the Company's available-for-sale securities is presented below:

	June 30, 2025
Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$42,290	$—	$(3)	$42,287
Government bonds maturing in one year or less	86,925	3	(38)	$86,890
Total available-for-sale securities	$129,215	$3	$(41)	$129,177

	December 31, 2024
Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$27,879	$16	$—	$27,895
Government bonds maturing in one year or less	40,759	31	—	40,790
Total available-for sale securities	$68,638	$47	$—	$68,685

The weighted average contractual maturity of the Company’s available-for-sale securities was approximately 0.6 years and 0.5 years as of June 30, 2025, and December 31, 2024, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2025	December 31, 2024
Prepaid research and development expenses	$7,235	$6,731
Prepaid other and other current assets	3,295	1,651
Total	$10,530	$8,382

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
Accrued research and development expenses	$9,944	$7,268
Accrued compensation	4,618	6,221
Accrued milestone payment (Note 2)	—	5,000
Accrued other and other current liabilities	1,984	1,363
Total	$16,546	$19,852

7. Stockholders' Equity

On January 11, 2024, the Company issued and sold in a private placement 16,973,103 shares of the Company’s common stock at a price per share of $5.53 and, to one investor in lieu of shares of common stock, pre-funded warrants to purchase 2,712,478 shares of common stock at a price of $5.529 per pre-funded warrant, (the "January 2024 Private Placement"). The Company received $103.7 million of net proceeds from the January 2024 Private Placement after deducting offering costs.

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

The Company determined the pre-funded warrants met the criteria for equity classification. No warrants were exercised during the six months ended June 30, 2025.

8. Equity-Based Compensation

Equity-Based Compensation Expense

The Company has classified equity-based compensation expense in its condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,116	$832	$2,218	$1,380
General and administrative	2,029	1,260	4,268	2,323
Total	$3,145	$2,092	$6,486	$3,703

Equity Incentive Plans

As of June 30, 2025, the Company’s approved equity incentive plans include: the 2018 Omnibus Incentive Plan (the "2018 Plan"); Amended and Restated 2020 Equity Incentive Plan, as amended (the "2020 Plan"); the Amended and Restated 2021 Employee Stock Purchase Plan; and the 2024 Inducement Stock Incentive Plan (the "2024 Plan"). These plans are administered by the Board of Directors (the "Board") and permit the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (the "RSUs"), performance awards, and other stock‑based or cash-based awards. Upon the adoption of the 2020 Plan, the Company no longer grants new equity awards under its 2018 Plan.

Amended and Restated 2020 Equity Incentive Plan

On June 12, 2025 and June 11, 2024, the Company's stockholders approved amendments to the 2020 Plan to increase the number of shares of common stock reserved for issuance under the plan by 9,000,000 shares and 2,000,000 shares, respectively. As of June 30, 2025, there were 2,450,074 stock options outstanding, 2,433,589 RSUs outstanding, 2,074,188 performance stock units outstanding, and 9,173,225 shares remained available for future issuance under the 2020 Plan.

2024 Inducement Stock Incentive Plan

In March 2024, the Board approved the 2024 Plan, which provides for the reservation of 1,000,000 shares of common stock for equity granted as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of June 30, 2025, there were 100,000 stock options outstanding, 492,256 RSUs outstanding, and 386,111 shares remained available for future issuance under the 2024 Plan.

Stock Options

The table below summarizes the activity with respect to stock options for the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	2,927,937	$18.22	8.01	$193
Granted	642,148	$4.56
Exercised	(2,733)	$2.35
Expired	(139,165)	$67.13
Forfeitures	(103,882)	$6.09
Outstanding at June 30, 2025	3,324,305	$13.93	8.14	$467
Vested and expected to vest at June 30, 2025	3,324,305	$13.93	8.14	$467
Exercisable at June 30, 2025	1,668,986	$21.64	7.41	$107

The assumptions used in the Black-Scholes option-pricing model for all stock options granted during each period presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock price	$4.58	$7.51	$4.10 - $4.58	$5.76 - $7.85
Expected volatility	114.2%	122.9%	112.1% - 114.2%	122.9% - 128.7%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	5.50	5.50	5.31 - 5.50	5.31 - 6.25
Risk-free rate	4.0%	4.4%	4.0% - 4.4%	3.8% - 4.4%

The weighted average grant date fair values of stock options granted during the three months ended June 30, 2025 and 2024 were $3.84 and $6.52, respectively, and the weighted average grant date fair values of stock options granted during the six months ended June 30, 2025 and 2024 were $3.83 and $6.91, respectively.

The Company recognized $1.2 million and $1.1 million of equity-based compensation expense in connection with stock options during the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized equity-based compensation expense in connection with stock options of $2.6 million and $2.0 million, respectively. As of June 30, 2025, there was $8.3 million of total unrecognized equity-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Units

The following table summarizes activity with respect to RSUs during the six months ended June 30, 2025:

	Units	Weighted- Average Grant Date Fair Value
Nonvested RSUs at January 1, 2025	1,480,272	$7.50
Granted	2,188,256	$3.23
Vested	(280,159)	$7.76
Forfeitures	(286,245)	$4.73
Nonvested RSUs at June 30, 2025	3,102,124	$4.72

The Company recognized $1.1 million and $0.8 million of equity-based compensation expense in connection with RSUs during the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized equity-based compensation expense in connection with RSUs of $2.1 million and $1.4 million, respectively. As of June 30, 2025, there was $12.6 million of total unrecognized equity-based compensation expense related to nonvested RSUs, which is expected to be recognized over a weighted average period of 3.2 years.

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

The following table summarizes activity with respect to PSUs during the six months ended June 30, 2025:

	Units	Weighted- Average Grant Date Fair Value
Nonvested PSUs at January 1, 2025	2,165,325	$7.51
Granted	—	$—
Vested	—	$—
Forfeitures	(91,137)	$7.51
Nonvested PSUs at June 30, 2025	2,074,188	$7.51

The Company recognized $0.8 million and $0.1 million of equity-based compensation expense in connection with PSUs during the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized equity-based compensation expense in connection with PSUs of $1.8 million and $0.1 million, respectively.

As of June 30, 2025, there was $3.8 million of unrecognized equity-based compensation expense related to nonvested PSUs based on the achievement of all Performance Milestones, which is expected to be recognized over a weighted average period of 1.4 years.

9. Commitments and Contingencies

Letter of Credit

The Company had an outstanding letter of credit in the amount of $1.9 million and $2.0 million at June 30, 2025 and December 31, 2024, respectively, which is required as a condition of the Company’s office and laboratory lease.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025 and December 31, 2024.

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of June 30, 2025.

10. Net Loss Per Share

The following table sets forth the computation of the Company's basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(39,480)	$(25,072)	$(78,762)	$(49,375)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted average shares of common stock outstanding	77,539,468	38,221,883	67,476,597	36,981,426
Weighted average shares of pre-funded warrants to purchase common stock	16,600,818	2,712,478	12,840,991	2,563,441
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	94,140,286	40,934,361	80,317,588	39,544,867
Net loss per share, basic and diluted	$(0.42)	$(0.61)	$(0.98)	$(1.25)

Included within weighted average shares of common stock outstanding for the three and six months ended June 30, 2025 and 2024 are 16,600,818 and 2,712,478 shares of common stock issuable upon the exercise of the pre-funded warrants, respectively. The pre-funded warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The outstanding securities presented below were excluded from the calculation of net loss per share because the inclusion of such securities would have been anti-dilutive due to the Company’s net loss per share during the periods presented.

	Three and Six Months Ended June 30,
	2025	2024
Options to purchase common stock	3,324,305	2,890,045
Nonvested restricted stock units	3,102,124	1,397,063
Nonvested performance stock units	2,074,188	2,165,325
Shares subject to employee stock purchase plan	216,802	250,188
Warrants	2,563	9,230
Total	8,719,982	6,711,851

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

The following table presents segment expenses, other segment items, and segment net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment expenses:
SGT-003	12,219	2,434	21,385	4,340
SGT-501	2,223	3,422	6,689	7,229
External R&D other	3,116	1,845	5,886	4,573
Internal R&D expense(1)	6,765	4,921	13,608	10,298
External G&A expense	5,279	5,449	10,156	10,883
Internal G&A expense(1)	3,360	3,037	6,823	6,003
Other segment items(2)	8,731	6,680	17,198	11,324
Other income, net	(2,213)	(2,716)	(2,983)	(5,275)
Condensed consolidated net loss	(39,480)	(25,072)	(78,762)	(49,375)

(1)	Internal expenses consisted primarily of payroll and related costs, temporary services, and travel and entertainment.
(2)	Other segment items primarily included other program costs, equity-based compensation expense, and depreciation and amortization expense.

The measure of segment assets is reported on the balance sheet as total condensed consolidated assets.

12. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As this legislation was not signed into law until the third quarter of 2025, the impacts are not included in the Company's operating results for the three and six months ended June 30, 2025. The Company will evaluate the impact of the newly enacted tax law and its impact on the Company's forecasted annual effective tax rate in subsequent periods as required.

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

We are continuing to advance our pipeline of Candidates. The U.S. Food and Drug Administration (the "FDA") has granted Fast Track, Orphan Drug, and Rare Pediatric Disease designations for SGT-003 for Duchenne. The FDA has granted Fast Track designation for SGT-212 for the treatment of FA. The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations to SGT-501 for the treatment of CPVT.

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

SGT-003

Participant dosing in the Phase 1/2 INSPIRE DUCHENNE trial of SGT-003 began in the second quarter of 2024. The INSPIRE DUCHENNE trial is a Phase 1/2 first-in-human, open-label, single-dose, multicenter trial designed to evaluate the safety, tolerability and efficacy of SGT-003 in pediatric participants with Duchenne at a dose of 1E14vg/kg. SGT-003 is administered as a one-time intravenous infusion. In September 2024 and June 2025, we amended the INSPIRE DUCHENNE clinical trial protocol to increase the anticipated participant enrollment size, expand the participant cohort age groups, and extend the timepoints of certain secondary objective measurements. In connection with the expanded clinical trial, we have initiated work for additional GMP batches of SGT-003.

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

As of August 12, 2025, 15 participants have been dosed in the INSPIRE DUCHENNE trial and SGT-003 has been well tolerated as of such date.

Enrollment and dosing in the INSPIRE DUCHENNE trial is ongoing, with at least 20 total participants anticipated to be dosed by year-end 2025.

The INSPIRE DUCHENNE trial currently has 10 active sites across the U.S., Canada, Italy and the United Kingdom, with additional sites expected to be activated by the end of 2025. A meeting with the FDA to discuss potential regulatory pathways for SGT-003 is anticipated to occur in the fourth quarter of 2025.

Additionally, we intend to initiate a separate randomized, double-blind, placebo-controlled trial evaluating SGT-003 outside of the United States, also expected in the fourth quarter of 2025, with the aim of supporting potential global regulatory authorizations.

SGT-212

In January 2025, we announced that the FDA cleared our investigational new drug ("IND") for SGT-212 for the treatment of FA. We anticipate initiating an open-label, multi-center Phase 1b clinical trial of SGT-212 in the fourth quarter of 2025. The trial is expected to enroll non-ambulatory and ambulatory adult participants living with FA in up to three cohorts and is designed to evaluate the safety and tolerability of systemic and bilateral IDN administration of SGT-212. The FDA has granted Fast Track designation to SGT-212 for the treatment of FA.

SGT-501

In July 2025, we announced that the FDA cleared our IND and that Health Canada approved our clinical trial application ("CTA") for SGT-501 for the treatment of CPVT. We anticipate initiating an open-label, multi-center Phase 1b clinical trial of SGT-501 in adult participants with CPVT in the fourth quarter of 2025. The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations to SGT-501 for the treatment of CPVT.

Other Cardiac Programs

We are currently developing a preclinical stage product candidate, SGT-601, for the treatment of TNNT2 DCM. Efficacy studies in mice suggest that SGT-601 treatment resulted in a restoration of ejection fraction function and a stabilization in cardiac function over time.

Capsids

AAV-SLB101, Solid's proprietary, rationally designed capsid used in SGT-003, has been well tolerated as of August 12, 2025 (N=15), in the INSPIRE DUCHENNE trial as well as in non-human primates ("NHP") and mouse studies.

We are focused on developing transformative treatments to improve the lives of patients with rare neuromuscular and cardiac diseases. The majority of our current programs are designed to treat these diseases with gene transfer products. Gene transfer, a type of gene therapy, is designed to address diseases caused by mutated genes through the delivery of functional versions of genes, called transgenes. The transgenes are then utilized by the body to produce desired proteins that act therapeutically to treat the condition. In addition to a transgene, our gene transfer Candidates include a viral capsid or vector (a protein shell utilized as a vehicle to deliver a transgene to cells in the body) and a promoter (a specialized DNA sequence that directs cells to produce the protein in specific tissues). The capsid is modified to no longer self-replicate yet still retains its ability to introduce new genetic material directly into patients’ cells. Adeno-associated virus ("AAV") capsids have been approved for use to deliver transgenes to patients, including via systemic delivery as well as stereotactic neurosurgical administration to the brain. The use of AAV capsids to deliver gene therapies has also been extensively studied by third parties in human clinical trials for multiple disease indications, and in certain of these trials AAV was delivered systemically to the participant.

We are building multiple cardiac and neuromuscular next-generation capsid and promoter libraries with final capsid selection from the first cardiac capsid library anticipated in the fourth quarter of 2025.

Our Operations

Due to our significant research and development expenditure, licensing and patent investment, and general and administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $39.5 million and $78.8 million for the three and six months ended June 30, 2025, respectively, and $25.1 million and $49.4 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $862.2 million. We expect to incur significant expenses and operating losses for the foreseeable future.

As we seek to develop and commercialize our Candidates, we anticipate that our expenses will increase significantly and that we will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity financing, debt financings or other sources, which may include licensing agreements or strategic collaborations. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, if at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of our Candidates.

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

As of June 30, 2025, we had cash, cash equivalents, and available-for-sale securities of $268.1 million, excluding restricted cash of $1.9 million. We believe that our cash, cash equivalents, and available-for-sale securities as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Financial Operations Overview

Revenue

We have not generated any commercial product revenue to date and do not expect to generate any product revenue from the sale of our products for the foreseeable future, if ever. If our development efforts for our Candidates are successful and result in marketing approval, we may generate commercial product revenue in the future.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and clinical and preclinical development activities for our Candidates and include:

•
expenses incurred under agreements with third parties, including contract research organizations ("CROs") that conduct research, preclinical and clinical activities on our behalf, as well as contract development and manufacturing organizations ("CDMOs") that manufacture SGT-003, SGT-212, SGT-501, and other Candidates for use in our preclinical studies and clinical trials;
•
salaries, benefits and other related costs, including equity-based compensation expense, for personnel engaged in research and development functions;
•
costs of outside consultants engaged to assist in our research and development activities, including their fees, equity-based compensation and related travel expenses;
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

Research and development activities are central to our business model. We are still in the early stages of development of our Candidates. Candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future if and as we conduct clinical trials for SGT-003, initiate clinical trials for our other Candidates, including our planned Phase 1b clinical trials of SGT-212 and SGT-501, and continue to identify and develop additional Candidates.

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

The following table summarizes our research and development expenses by Candidate for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Allocated research and development expenses:
SGT-001	$192	$236	$350	$494
SGT-003	12,318	2,435	21,616	4,341
SGT-501	2,223	3,422	6,689	7,229
SGT-212	1,145	125	1,970	173
SGT-601	2,268	186	4,422	411
Other development programs	1,154	2,611	2,481	4,592
Total allocated research and development expenses	19,300	9,015	37,528	17,240
Unallocated research and development expenses:
Personnel related expenses	8,160	5,850	16,150	11,917
External expenses	4,955	4,596	9,651	9,177
Total unallocated research and development expenses	13,115	10,446	25,801	21,094
Total research and development expenses	$32,415	$19,461	$63,329	$38,334

We cannot determine with certainty the duration, costs, and timing of ongoing and planned clinical trials of SGT-003, SGT-212, SGT-501 or our other Candidates, or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our Candidates for which we obtain marketing approval or our other research and development expenses. We may never succeed in obtaining marketing approval for any of our Candidates. The duration, costs, and timing of clinical trials and development of our Candidates will depend on a variety of factors, including:

•
the scope, rate of progress, expense, and results of any clinical trials of our Candidates and other research and development activities that we may conduct;

•
the imposition of regulatory restrictions on clinical trials, including full and partial clinical holds and the time and activities required to lift any such holds;
•
uncertainties in clinical trial design and participant enrollment or drop out or discontinuation rates;
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

We expect that our general and administrative expenses will increase in the future as we support our research and development activities and activities related to our INSPIRE DUCHENNE trial, our planned Phase 1b clinical trials of SGT-212 and SGT-501, and any other planned or future clinical trials for and potential commercialization of our Candidates.

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

During the six months ended June 30, 2025, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$32,415	$19,461	$12,954	66.6%
General and administrative	9,278	8,327	951	11.4%
Total operating expenses	41,693	27,788	13,905	50.0%
Loss from operations	(41,693)	(27,788)	(13,905)	50.0%
Other income, net:
Interest income	2,966	2,565	401	15.6%
Interest expense	(60)	(88)	28	(31.8)%
Change in fair value of derivative liabilities	(900)	—	(900)	(100.0)%
Other income, net	207	239	(32)	(13.4)%
Total other income, net	2,213	2,716	(503)	(18.5)%
Net loss	$(39,480)	$(25,072)	$(14,408)	57.5%

Research and Development Expenses

The following table summarizes our research and development expenses by Candidate for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Allocated research and development expenses:
SGT-001	$192	$236	$(44)	(18.6)%
SGT-003	12,318	2,435	9,883	405.9%
SGT-501	2,223	3,422	(1,199)	(35.0)%
SGT-212	1,145	125	1,020	816.0%
SGT-601	2,268	186	2,082	1119.4%
Other development programs	1,154	2,611	(1,457)	(55.8)%
Total allocated research and development expenses	19,300	9,015	10,285	114.1%
Unallocated research and development expenses:
Personnel related expenses	8,160	5,850	2,310	39.5%
External expenses	4,955	4,596	359	7.8%
Total unallocated research and development expenses	13,115	10,446	2,669	25.6%
Total research and development expenses	$32,415	$19,461	$12,954	66.6%

Research and development expenses for the three months ended June 30, 2025 were $ 32.4 million, compared to $19.5 million for the three months ended June 30, 2024. The increase of $13.0 million in research and development expenses was primarily due to a $9.9 million increase in costs for SGT-003 primarily related to manufacturing, regulatory, and clinical costs, a $2.3 million increase in personnel related expenses, a $2.1 million increase in costs for SGT-601 primarily related to manufacturing costs, a $1.0 million increase in costs for SGT-212 primarily related to clinical and research costs, partially offset by a $1.5 million decrease in costs for other development programs primarily related to lower research costs, and a $1.2 million decrease in in costs for SGT-501 primarily related to lower research and manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $9.3 million for the three months ended June 30, 2025, compared to $8.3 million for the three months ended June 30, 2024. The increase of $1.0 million was primarily related to a $1.2 million increase in personnel related costs, partially offset by a $0.3 million decrease in consulting fees.

Other Income, Net

Other income, net was $2.2 million for the three months ended June 30, 2025 compared to $2.7 million for the three months ended June 30, 2024. The decrease of $0.5 million was primarily related to the change in fair value of derivative liabilities.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$63,329	$38,334	$24,995	65.2%
General and administrative	18,416	16,316	2,100	12.9%
Total operating expenses	81,745	54,650	27,095	49.6%
Loss from operations	(81,745)	(54,650)	(27,095)	49.6%
Other income, net:
Interest income	5,266	5,216	50	1.0%
Interest expense	(128)	(183)	55	(30.1)%
Change in fair value of derivative liabilities	(2,550)	—	(2,550)	(100.0)%
Other income, net	395	242	153	63.2%
Total other income, net	2,983	5,275	(2,292)	(43.5)%
Net loss	$(78,762)	$(49,375)	$(29,387)	59.5%

Research and Development Expenses

The following table summarizes our research and development expenses by Candidate for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Allocated research and development expenses:
SGT-001	$350	$494	$(144)	(29.1)%
SGT-003	21,616	4,341	17,275	397.9%
SGT-501	6,689	7,229	(540)	(7.5)%
SGT-212	1,970	173	1,797	1038.7%
SGT-601	4,422	411	4,011	975.9%
Other development programs	2,481	4,592	(2,111)	(46.0)%
Total allocated research and development expenses	37,528	17,240	20,288	117.7%
Unallocated research and development expenses:
Personnel related expenses	16,150	11,917	4,233	35.5%
External expenses	9,651	9,177	474	5.2%
Total unallocated research and development expenses	25,801	21,094	4,707	22.3%
Total research and development expenses	$63,329	$38,334	$24,995	65.2%

Research and development expenses for the six months ended June 30, 2025 were $63.3 million, compared to $38.3 million for the six months ended June 30, 2024. The increase of $25.0 million in research and development expenses was primarily due to a $17.3 million increase in costs for SGT-003 primarily related to manufacturing and clinical costs, a $4.2 million increase in personnel related expenses, a $4.0 million increase in costs for SGT-601 primarily related to manufacturing and research costs, a $1.8 million increase in costs for SGT-212 primarily related to clinical and research costs, offset by a $2.1 million decrease in other development programs primarily related to lower research and manufacturing costs, and a $0.5 million decrease in costs for SGT-501 primarily related to lower manufacturing and study costs partially offset by an increase in clinical, regulatory and licensing fees.

General and Administrative Expenses

General and administrative expenses were $18.4 million for the six months ended June 30, 2025, compared to $16.3 million for the six months ended June 30, 2024. The increase of $2.1 million was primarily related to a $3.0 million increase in personnel related costs, partially offset by a $0.7 million decrease in legal and consulting fees.

Other Income, Net

Other income, net was $3.0 million for the six months ended June 30, 2025 compared to $5.3 million for the six months ended June 30, 2024. The decrease of $2.3 million was primarily related to the change in fair value of derivative liabilities.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of securities in private placements and follow-on offerings, the sale of common stock in our initial public offering, and sales of common stock under our "at-the-market offering" sales agreement with Jefferies LLC ("Jefferies") (the "ATM Sales Agreement"). Through June 30, 2025, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $857.1 million of net proceeds from the sale of our common stock through public offerings, including our IPO and follow-on public offerings, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreements.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended and restated in March 2024, under which we may offer and sell, from time to time, shares of our common stock through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the year ended December 31, 2024, we sold 2,212,937 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $18.4 million. During the six months ended June 30, 2025, we sold 61,542 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $0.2 million. We sold no shares pursuant to the ATM Sales Agreement during the three months ended June 30, 2025.

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

On February 19, 2025, we issued and sold in an underwritten offering (the "February 2025 Offering"), 35,739,810 shares of our common stock at a price of $4.03 per share and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 13,888,340 shares of common stock at a price of $4.029 per pre-funded warrant. We received approximately $188.0 million of net proceeds from the February 2025 Offering, after deducting underwriting discounts and commissions and offering costs.

As of June 30, 2025, we had cash, cash equivalents, and available-for-sale securities of $268.1 million, excluding restricted cash of $1.9 million, and had no debt outstanding.

Summary of Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(69,262)	$(46,659)
Cash used in investing activities	(60,195)	(43,666)
Cash provided by financing activities	188,127	112,241
Net increase in cash, cash equivalents, and restricted cash	$58,670	$21,916

Operating Activities

During the six months ended June 30, 2025, operating activities used $69.3 million of cash, primarily resulting from our net loss of $78.8 million partially offset by changes in our operating assets and liabilities of $0.7 million and non-cash charges of $10.2 million. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2025 consisted of an increase in prepaid expenses and other assets of $2.1 million, a decrease in the operating lease liability of $0.8 million, offset by an increase in accrued expenses and other liabilities of $1.7 million, and an increase in accounts payable of $0.5 million. Non-cash activities were driven by equity-based compensation of $6.5 million, a change in the fair value of derivative liabilities of $2.6 million, non-cash lease expense of $1.2 million, depreciation and amortization expense of $0.8 million, partially offset by amortization of available-for-sale securities of $0.8 million.

During the six months ended June 30, 2024, operating activities used $46.7 million of cash, primarily resulting from our net loss of $49.4 million and changes in our operating assets and liabilities of $2.1 million, partially offset by non-cash charges of $4.8 million. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2024 consisted of an increase of $1.6 million in prepaid and other assets, a decrease in the operating lease liability of $0.9 million, a decrease in accrued expenses and other liabilities of $0.2 million, offset by an increase in accounts payable of $0.5 million. Non-cash activities were driven by equity-based compensation of $3.7 million, depreciation and amortization expense of $1.6 million, and non-cash lease expense of $1.2 million, partially offset by amortization of available-for-sale securities of $1.6 million and a gain on lease termination of $0.1 million.

Investing Activities

During the six months ended June 30, 2025, investing activities used $60.2 million of cash, resulting from the purchases of available-for sale securities of $128.8 million and the purchases of property plant and equipment of $0.5 million, partially offset by the maturity of available-for sale securities of $69.0 million.

During the six months ended June 30, 2024, investing activities used $43.7 million of cash, resulting from the purchases of available-for sale securities of $103.6 million and the purchases of property plant and equipment of $0.4 million, partially offset by the maturity of available-for sale securities of $60.3 million.

Financing Activities

During the six months ended June 30, 2025, financing activities provided $188.1 million of cash, resulting from the net proceeds from the issuance and sale of common stock and pre-funded warrants to purchase shares of common stock of $188.2 million, and proceeds from the issuance of shares of $0.2 million under the Company's Amended and Restated 2021 Employee Stock Purchase Plan, or ESPP, offset by payments of the principal portion of finance lease obligations of $0.3 million.

During the six months ended June 30, 2024, financing activities provided $112.2 million of cash, resulting from the net proceeds from the issuance of common stock and pre-funded warrants to purchase shares of common stock of $112.2 million, proceeds from the exercise of common stock options for $0.2 million, and proceeds from the issuance of shares of $0.1 million under the ESPP offset by payments of the principal portion of finance lease obligations of $0.2 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to our Candidates. In addition, we have incurred and expect to continue to incur costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•
continue to enroll participants in our INSPIRE DUCHENNE trial and advance clinical development of SGT-003;
•
advance our other Candidates into clinical trials, including our planned Phase 1b clinical trials of SGT-212 and SGT-501;
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

As of June 30, 2025, we had cash, cash equivalents and available-for-sale securities of $268.1 million, excluding restricted cash of $1.9 million. Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2025 will be sufficient to fund our operating expenses and capital requirements into the first half of 2027. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Due to the numerous risks and uncertainties associated with the development of our Candidates and because the extent to which we may enter collaborations with third parties for development of our Candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our Candidates. Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of the INSPIRE DUCHENNE trial, our planned clinical trials of SGT-212 and SGT-501, and any future clinical trials of our Candidates;
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

We are supplying, and expect to continue to supply, our ongoing and future preclinical and clinical development programs with drug product produced at a cGMP compliant facility located at one of our CDMOs. We intend to establish the capability and capacity to supply Candidates at commercial scale from multiple sources.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2025, there were no material changes to our contractual obligations and commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2025, our cash equivalents consisted of money market funds and treasury bills that have contractual maturities of less than 90 days from the date of acquisition. As of June 30, 2025, our investments consisted of treasury bills and government bonds that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last two years. However, our operations may be adversely affected by inflation in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were designed and operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We have never completed a clinical trial and may be unable to do so for any Candidate, including SGT-003, SGT-212, SGT-501 and other Candidates.
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
•
We may find it difficult to enroll participants in our clinical trials, which could delay or prevent us from proceeding with clinical trials of SGT-003, SGT-212, SGT-501 or our other Candidates.
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

Since inception, we have incurred significant net losses. Our net loss was $78.8 million for the six months ended June 30, 2025. Our net losses were $124.7 million and $96.0 million for the years ended December 31, 2024 and 2023, respectively. As of June 30, 2025, we had an accumulated deficit of $862.2 million. Prior to our acquisition of AavantiBio, Inc. in December 2022 (the "Acquisition") we devoted substantially all of our efforts to research and development, including clinical development of SGT-001, which we are no longer developing, and preclinical development of SGT-003, as well as to building out our management team and infrastructure. Following the Acquisition, we also began devoting efforts to preclinical development of our other Candidates, clinical development of SGT-003, as well as building out our management team. We expect that it could be several years before we have a commercialized product, and we may never have a commercialized product. We expect to continue to incur significant expenses and see continued operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•
continue to enroll participants in our INSPIRE DUCHENNE trial and advance clinical development of SGT-003;
•
advance our other Candidates into clinical trials, including our planned Phase 1b clinical trials of SGT-212 and SGT-501;
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

To become and remain profitable, we must develop and eventually commercialize one or more Candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we continue to enroll participants in and conduct the INSPIRE DUCHENNE trial, initiate enrollment in our planned Phase 1b clinical trials of SGT-212 and SGT-501, and continue to develop our pipeline and complete ongoing and planned preclinical studies and clinical trials of our Candidates, obtain marketing approval for our Candidates, develop adjacent technologies such as assays, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future Candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. Moreover, the manufacturing process requires materials which may fluctuate in cost or be limited or unavailable to us, as well as relationships with CDMOs to facilitate the manufacturing process. We may never succeed in any of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our Candidates. In addition, if we obtain marketing approval for our Candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2025, will be sufficient to fund our operating expenses and capital requirements into the first half of 2027, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of our Candidates.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of the INSPIRE DUCHENNE trial, our planned Phase 1b clinical trials of SGT-212 and SGT-501 and any future clinical trials of our Candidates;
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

Identifying potential candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to submit a Biologics License Application ("BLA") or obtain marketing approval and achieve product sales. In addition, our Candidates, if approved, may not achieve commercial success. Our product revenue, if any, will be derived from or based on sales of our Candidates that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, heightened inflation, interest rate and currency rate fluctuations, global trade programs, tariffs and economic slowdown or recession as well as concerns related to public health emergencies or pandemics and geopolitical events, including civil or political unrest. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

Our future success depends on our successful development of our Candidates. Our risk of failure is high. We have experienced problems and delays in developing SGT-001, which we are no longer developing, and may in the future experience problems or delays in developing Candidates. Any such problems or delays would cause unanticipated costs, and any development problems may not be solved. For example, we or another party may uncover a previously unknown risk associated with our Candidates, the AAV capsid, construct or other issues resulting in toxicity or lack of efficacy that may be more problematic than we currently believe and this may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional clinical testing.

In addition, our ability to conduct and complete our preclinical development testing and studies is contingent on our ability to source animals and other supplies required for the conduct of such testing and studies and the performance of animal models. If we are unable to obtain all necessary animals and other supplies required for the conduct of our preclinical testing and studies, or the animal models do not perform as expected, we may be unable to complete such preclinical development testing and studies in a timely manner or at all. For example, some of our IND-enabling toxicology and other studies require certain NHPs that may be imported from countries in which trade relation with the U.S. are or may become challenging or through vendors who may not be able to timely source certain NHPs or at all, which may impair our ability to complete preclinical development testing and studies to support IND or similar applications or delay submission of such applications. Additionally, we may fail to demonstrate adequate Candidate efficacy and/or safety as required by regulatory authorities. We may fail to access relevant, adequate, or necessary animal models, including genetic models of disease and non-human primates in particular, for use in such studies as requested by regulatory authorities. We may also experience substantial delays as a result of our reliance on CROs to conduct all animal model experimentation necessary to assess the efficacy and safety of our Candidates. Any of these factors may result in delays to Candidate progression, inability to obtain regulatory approval, and/or substantial increases in Candidate development costs.

In addition, the product specifications and the clinical trial requirements of the FDA, the European Commission, the European Medicines Agency (the "EMA") and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. The regulatory approval process for novel product candidates such as ours is unclear and can be more expensive and take longer than for other, better known or more extensively studied product candidates. To our knowledge, only a limited number of gene transfer products have been approved for commercialization in the United States and the European Union. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our gene transfer Candidates in either the United States or the European Union, if at all. Approvals by the European Commission may not be indicative of what the FDA may require for approval and vice versa.

Our gene transfer Candidates may cause undesirable side effects or have other properties that could delay or prevent their clinical development, regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

We are conducting our INSPIRE DUCHENNE trial for SGT-003, which commenced participant dosing in the second quarter of 2024. Our other current Candidates have not yet been studied in human patients. During the conduct of clinical trials, participants may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the Candidate being studied caused these conditions. For instance, we reported a serious adverse event in IGNITE DMD, which resulted in a clinical hold in November 2019, which has since been resolved. In April 2021, a participant treated with SGT-001 in IGNITE DMD experienced a systemic inflammatory response classified as a serious adverse event and considered by the investigator to be drug related.

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

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other clinical trials. The FDA convened the Cellular, Tissue, and Gene Therapies Advisory Committee in September 2021 to discuss toxicity risks of AAV based gene therapy products and discussed risks including oncogenicity risks due to capsid genome integration, hepatotoxicity, thrombotic microangiopathy, and neurotoxicity (especially related to dorsal root ganglion toxicity). While new recombinant capsids have been developed with the intent to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There have been reports of significant adverse side effects, including muscle weakness, myocarditis, and acute liver injury, in clinical trials of other gene therapy treatments for Duchenne that may be related to the type and location of the specific gene mutation causing the disease. In another gene therapy treatment, there have been reports of AAV mediated acute liver failure leading to death in non-ambulatory boys with Duchenne in the setting of commercially available product. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Additionally, in previous clinical trials involving AAV capsids for gene therapy, some subjects experienced the development of a positive ELISPOT test associated with T‑cell responses, which is of unclear clinical translatability. If T-cells are activated, the cellular immune response system may trigger the removal of transduced cells. If our gene transfer Candidates demonstrate a similar effect or other undesirable side effects, we may decide or be required to halt or delay further clinical development of our Candidates involving AAV capsids for gene therapy.

Adverse side effects may be observed following administration of any AAV gene therapy, including SGT-003 or other Candidates. Not all contemplated AAV delivery systems have been validated in human clinical trials previously, such as AAV‑SLB101, which is a novel capsid. If a delivery system does not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of SGT-003 or other Candidates. If certain adverse side effects were to occur in the future and we are unable to demonstrate that they were not caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, SGT-003 or other Candidates for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect participant recruitment or the ability of enrolled participants to complete the clinical trial. Participants will also create antibodies to the AAV capsid and a second administration of gene transfer might not be safe or successful.

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

In November 2019, the FDA placed a clinical hold on SGT-001 following a serious adverse event in IGNITE DMD. The third participant in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event deemed related to the study drug that was characterized by complement activation, thrombocytopenia, decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency. In April 2021, an eighth participant was treated with SGT-001. The participant experienced a systemic inflammatory response which has since fully resolved. The event was classified as a serious adverse event and considered by the investigator to be drug related. While SGT-003 utilizes a different capsid than SGT-001 and includes other changes to the construct and manufacturing process to help avoid or mitigate any such events, we cannot guarantee that similar serious adverse events or clinical holds will not happen in ongoing and future clinical trials of SGT-003. We also cannot guarantee that similar serious adverse events or clinical holds will not happen in planned and future clinical trials of any of our other Candidates.

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

We have never completed a clinical trial and may be unable to do so for any Candidate, including SGT-003, SGT-212, SGT-501 and other Candidates.

We are early in our development efforts and we have never completed a clinical trial. In the second quarter of 2024, participant dosing commenced in our INSPIRE DUCHENNE trial. Our other current Candidates are still in preclinical development. Preclinical studies involve a lengthy and expensive process with an uncertain outcome. There are many potential preclinical models to test for different disease states, and we could fail to choose the best or a predictive preclinical model to determine proof of concept and potential safety and efficacy of our Candidates. We may decide to suspend further testing on our Candidates or technologies if, in the judgment of our management and advisors, the preclinical test results do not support further development.

We will need to successfully initiate our planned clinical trials and complete our ongoing clinical trials in order to obtain FDA approval to market SGT-003, SGT-212, SGT-501 and other Candidates. We have limited experience in preparing, submitting and prosecuting regulatory submissions, and have not previously submitted a BLA for any Candidate. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or to begin as proposed, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. This may be particularly true for design of a pivotal trial for the treatment of Duchenne as the FDA has not given clear guidance as to the necessary endpoints for approval of a treatment for Duchenne. In addition, we cannot be certain how many clinical trials of SGT-003, SGT-212, SGT-501 or other Candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of SGT-003, SGT-212, SGT-501 or other Candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of Candidates that we develop. Failure to commence or complete, or delays in, clinical trials, could prevent us from or delay us in commercializing SGT-003, SGT-212, SGT-501 and other Candidates.

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

From time to time, we may announce or publish preliminary or interim data from clinical trials. Positive preliminary or interim data may not be predictive of such trial’s subsequent or overall results. Preliminary or interim data are subject to the risk that one or more of the outcomes may materially change as more data becomes available. Additionally, preliminary or interim data are subject to the risk that one or more of the biologic or clinical outcomes may materially change as participant enrollment continues and more participant data becomes available. Therefore, positive preliminary or interim data in any ongoing clinical trial, including the INSPIRE DUCHENNE trial, may not be predictive of such results in the completed trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. As a result, preliminary or interim data that we report may differ from future results from the clinical trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, preliminary or interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to preliminary or interim data could significantly harm our business prospects.

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
•
delays in enrolling participants in clinical trials;
•
delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•
delays in opening clinical trial sites or obtaining required institutional review board or independent ethics committee approval at each clinical trial site;
•
delays in recruiting suitable subjects to participate in our clinical trials, including because such trials have restrictive eligibility criteria or may be placebo-controlled trials and participants are not guaranteed to receive treatment with our Candidates, or as a result of alternative therapies or competing trials;
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
•
be sued and held liable for harm caused to participants; or

•
experience damage to our reputation.

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

We do not have the personnel capacity to conduct or manage the clinical trials that will be necessary for the development of our Candidates. For our INSPIRE DUCHENNE trial we are relying, and for any planned and future clinical trials we expect we will rely, on third parties to assist us in managing, monitoring and conducting our clinical trials. If these third parties fail to comply with applicable regulations or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures and, therefore, clinical trials for SGT-003 or other Candidates may be delayed or unsuccessful.

Furthermore, the FDA can be expected to inspect some or all of the clinical sites participating in our clinical trials to determine if our clinical trials are being conducted according to GCPs. If the FDA determines that these clinical sites are not in compliance with applicable regulations, we may be required to delay, repeat or terminate the clinical trials.

We may find it difficult to enroll participants in our clinical trials, which could delay or prevent us from proceeding with clinical trials of SGT-003, SGT-212, SGT-501 or our other Candidates.

Identifying and qualifying participants to participate in any clinical trials of SGT-003, SGT-212, SGT-501 and our other Candidates are critical to our success. Because of our primary focus on rare diseases, we may have difficulty enrolling a sufficient number of eligible participants. The timing of any clinical trials depends on our ability to recruit participants to participate as well as complete required follow-up periods. If participants are unwilling or unable to participate in our gene therapy clinical trials, including because of negative publicity from adverse events related to our Candidates, other approved therapies, or due to competitive clinical trials or approvals for similar participant populations, clinical trials in products employing our capsid or our platform or for other reasons, the timeline for recruiting participants, conducting clinical trials and obtaining regulatory approval of SGT-003, SGT-212, SGT-501 or other Candidates may be delayed. We may also experience delays if participants withdraw from the clinical trial or do not complete the required monitoring period. Furthermore, we may face difficulties in recruiting participants to enroll in, or once enrolled, retaining participants in future clinical trials if they or their caretakers are affected by public health emergencies or pandemics or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of public health emergencies or pandemics or other unforeseen events. These delays could result in increased costs, delays in advancing SGT-003 or other Candidates, delays in testing the effectiveness of our Candidates or termination of clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of participants, or those with required or desired characteristics, to complete any clinical trials in a timely manner. Participant enrollment and trial completion is affected by many factors, including:

•
size of the participant population and the process for identifying subjects;
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
•
ability to monitor subjects adequately during and after treatment; and
•
in the case of pivotal trials, the risk that participants may opt not to enroll because they are not assured treatment with our Candidate.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act ("FDORA"), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse participant populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an executive order issued by the President earlier in January 2025 on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the current U.S. presidential administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law." Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of marketing applications.

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

The EU Clinical Trials Regulation ("CTR") which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR aims to simplify and streamline the authorization, conduct and transparency of clinical trials in the European Union. We have only recently secured authorization to conduct clinical trials in the European Union pursuant to the CTR and, accordingly, there is a risk that we may be delayed in commencing any such studies. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

Finally, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states filed an amended complaint in the U.S. District Court for the Northern District of Texas challenging the FDA’s actions. On January 16, 2025, the District Court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation our ability to develop new drug Candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions. Further, similar restrictions apply to approved products in the European Union. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the European Union and are also subject to EU Member State laws.

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

Even if we receive FDA approval of one or more of our Candidates in the United States, approval of a Candidate in the United States by the FDA does not ensure approval of such Candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Future sales of our Candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials, manufacturing and marketing approval. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. If we submit a marketing authorization application ("MAA") to the EMA for approval of SGT-003, SGT-212, SGT-501 or other Candidates in the European Union, obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our Candidates in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for our Candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced, and our ability to realize the full market potential of our Candidates will be harmed.

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025 the MHRA is responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. On April 28, 2025, the United Kingdom Parliament adopted amendments to improve and strengthen the United Kingdom’s clinical trials regulatory regime, which are scheduled to take effect on April 28, 2026. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our Candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023 with several amendments requested in April 2024. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations.

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

Recently there have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. For example, the current U.S. presidential administration has announced or initiated a series of tariff-related actions against U.S. trading partners, including Mexico and Canada, which has in certain instances resulted in U.S. trading partners announcing or initiating retaliatory tariff-related actions in response. The extent and duration of tariff-related actions and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and its trading partners, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Any new or additional tariff-related actions impacting goods imported to the U.S. from Mexico, Canada, or other countries, or products imported into the European Union or other non-U.S. markets, could also increase the cost of some of our products and reduce our margins. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets. Other countries have changed, and may continue to change, their own policies on trade as well as business and foreign investment in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S. or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.

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

The FDA has granted orphan drug designation to SGT-003 for the treatment of Duchenne and to SGT-501 for the treatment of CPVT.

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

We may seek a breakthrough therapy designation for one or more of our Candidates; however, we cannot assure our stockholders that one or more of our Candidates will meet the criteria for that designation. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of participants placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the BLA is submitted to the FDA.

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

We may seek a regenerative medicine advanced therapy designation for some of our Candidates. A regenerative medicine advanced therapy is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The regenerative medicine advanced therapy program is intended to facilitate efficient development and expedite review of regenerative medicine advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A BLA for a regenerative medicine advanced therapy may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all participants treated with such therapy prior to its approval.

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

The FDA has granted fast track designation to SGT-003 for the treatment of Duchenne, to SGT-212 for the treatment of FA and to SGT-501 for the treatment of CPVT.

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

Further, there is substantial uncertainty as to how measures being implemented by the US government administration will impact the FDA, CMS and other federal agencies with jurisdiction over our activities. For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, or review and approval of our Candidates. Pursuant to an executive order issued by the President, the Secretary of HHS announced on March 27, 2025, a reorganization and reduction in force across HHS of approximately 20,000 employees, with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. Shortly thereafter, thousands of employees at the FDA were terminated on April 1, 2025. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across the HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year. Similarly, efforts by the new administration to substantially reduce or delay research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

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

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We operate in a highly competitive segment of the biopharmaceutical market. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our Candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of product candidates, including gene therapies, in development for Duchenne, CPVT, other cardiomyopathies or FA. Many of our competitors have significantly greater financial, product candidate development, manufacturing and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and mergers and acquisitions within these industries may result in even more resources being concentrated among a smaller number of larger competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, enrolling participants in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We are aware of a number of companies and research institutions developing gene transfer programs progressing in Duchenne. For example, in June 2023, Sarepta Therapeutics, Inc. ("Sarepta") announced that it had received accelerated approval for its gene therapy candidate ELEVIDYS® for the treatment of ambulatory pediatric patients aged 4 through 5 years with Duchenne. In June 2024, Sarepta announced an expanded US approval of ELEVIDYS® for patients who are at least 4 years of age including full approval for ambulatory Duchenne patients and accelerated approval for non-ambulatory Duchenne patients. We are also aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfers for Duchenne, including Genethon, with product candidate GNT0004 currently being evaluated in a Phase 1/2/3 clinical trial, REGENXBIO Inc., with product candidate RGX-202 currently being evaluated in a Phase 1/2/3 clinical trial and Insmed Incorporated, with product candidate INS1201 currently being evaluated in a Phase 1 clinical trial.

There are other approaches to treat Duchenne that are either currently marketed or in development including antisense oligonucleotides ("ASOs"), histone deacetylase ("HDAC") inhibitors, myosin inhibitors, cell therapies and gene editing. Notably, Sarepta has received accelerated approval for three therapies including Exondys 51, Vyondys 53 and Amondys 45 targeting exons 51, 53 and 45, respectively; Nippon Shinyaku received accelerated approval for Viltepso to treat exon 53 amenable patients; Avidity Biosciences is developing Del-zota to treat exon 44; Wave Life Sciences is developing WVE-N531 to treat exon 53 amenable patients; Dyne Therapeutics is developing DYNE-251 to treat exon 51 amenable patients; BioMarin Pharmaceutical is developing BMN 351 to treat exon 51 amenable patients; and Entrada Therapeutics is developing ENTR-601-44, ENTR-601-45, ENTR-601-50, and ENTR-601-51 for exon 44, 45, 50 and 51 amenable patients, respectively. Italfarmaco received FDA approval for its HDAC inhibitor, Givinostat, in Duchenne patients who are at least 6 years of age. Edgewise Therapeutics is developing Sevasemten, a fast skeletal myosin inhibitor, for Duchenne and Becker muscular dystrophies. Capricor Therapeutics is developing Deramiocel, an allogeneic cardiosphere-derived cell therapy product candidate. Precision BioSciences is in preclinical development for gene editing product candidate, PBGENE-DMD.

We are also aware of a number of companies and research institutions developing gene transfer programs in FA. For example, Lexeo Therapeutics is developing an IV gene therapy to treat the cardiac manifestations of FA. Other competitors currently developing gene therapies to treat FA are in preclinical development, including Neurocrine Biosciences in collaboration with Voyager Therapeutics and Capsida Biotherapeutics. We are also aware of other companies developing non-gene therapies for FA, such as Design Therapeutics, Larimar Therapeutics, and PTC Therapeutics. Biogen’s SKYCLARYS® (omaveloxolone) was approved for the treatment of FA in adults and adolescents aged 16 and older by the FDA and the European Commission in February 2023 and February 2024, respectively.

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

While we have retained all necessary rights to and are developing on our own SGT-003, SGT-212, SGT-501 and other Candidates, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to SGT-003, SGT-212, SGT-501 or other Candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our Candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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
•
the inability of certain CDMOs to produce our Candidates in the necessary quantities, or in compliance with current cGMP or in compliance with pertinent regulatory requirements and within our planned time frame and cost parameters;
•
the inability of our CDMOs to pass regulatory inspections and supply commercial material, which could impact our commercialization timelines;
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

Even with the requisite approvals from the FDA in the United States, the European Commission in the European Union and other regulatory authorities internationally, the commercial success of our Candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and, in particular for each of our current and future Candidates, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community due to ethical, social, medical and legal concerns. If our products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, our current and future Candidates, if approved for commercial sale, will depend on multiple factors, including:

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

In particular, our success will depend upon physicians who specialize in the treatment of our pipeline indications, prescribing treatments that involve the use of viral capsids in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion may delay or impair the development and commercialization or demand for any Candidate we may develop. A public backlash developed against gene therapy following the death of a participant in 1999 during a gene therapy clinical trial of research subjects with ornithine transcarbamylase ("OTC") deficiency, a rare disorder in which the liver lacks a functional copy of the OTC gene. The death of the clinical trial subject was due to complications of adenovirus capsid administration. Dr. James M. Wilson, former chair of our Scientific Advisory Board, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of the University of Pennsylvania. Serious adverse events in our clinical trials, including the events that led to the previously-lifted clinical holds on IGNITE DMD or other clinical trials involving gene transfer products or our competitors’ products, even if not ultimately attributable to the relevant Candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our Candidates, stricter labeling requirements for our Candidates, if approved, and a decrease in demand for our Candidates.

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

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the Inflation Reduction Act (the “IRA”), was signed into law in August 2022, and the One Big Beautiful Bill Act (“OBBBA”), was signed into law in July 2025. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded companies. The 1% excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

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

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America ("PhRMA"), but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. Florida now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. Florida will also need to relabel the products and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from the FDA prior to formally submitting their section 804 importation program (“SIP”) proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the FDA and ultimately shortening the review timeline. Further, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law.

Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032, by the IRA.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single‑source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. With passage of the OBBBA in July 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. In August 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions and the prices will become effective January 1, 2026. In January 2025, CMS announced the next 15 drug and biologic prices that will be subject to the IRA’s price negotiation provisions. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. CMS issued a public statement on January 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program.

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

In June 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. In October 2024, the U.S. Court of Appeals for the Third Circuit heard oral argument in three of these cases. In May 2025, the Third Circuit rejected a pharmaceutical company’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the U.S. Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. We expect that litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

In April 2025, the President issued an executive order directing the HHS to take steps to reduce the prices of pharmaceutical products, repeating many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the executive order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the executive order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

On May 12, 2025, the President issued an additional executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The executive order directs the Secretary of HHS to communicate most-favored-nation (“MFN”), price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The executive order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, on May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the referenced foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development (“OECD”) with a gross domestic product (“GDP”) per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.

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

We currently have on file with the SEC universal shelf registration statements which allow us to offer and sell registered common stock, preferred stock, debt securities, depositary shares, warrants and/or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities during the three months ended June 30, 2025 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and that have not otherwise been described in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 5. Other Information.

(c) None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during second quarter of 2025.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Certificate of Incorporation of Solid Biosciences Inc., as amended (incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-288022) filed with the Securities and Exchange Commission on June 13, 2025).

10.1

Amended and Restated 2020 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-288022) filed with the Securities and Exchange Commission on June 13, 2025).

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

Solid Biosciences Inc.

Date: August 12, 2025	By:	/s/ Alexander Cumbo
Alexander Cumbo
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Kevin Tan
Kevin Tan
Chief Financial Officer (Principal Financial and Accounting Officer)