Form 10-Q
period 2025-09-30
Solid Biosciences Inc.
filed 2025-11-03
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 29, 2025, the registrant had 77,910,239 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$61,364	$80,235
Available-for-sale securities	174,778	68,685
Prepaid expenses and other current assets	8,710	8,382
Total current assets	244,852	157,302
Non-current assets:
Operating lease, right-of-use assets	22,535	24,295
Property and equipment, net	4,356	4,747
Other non-current assets	247	366
Restricted cash	1,924	1,952
Total non-current assets	29,062	31,360
Total assets	$273,914	$188,662
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,429	$4,237
Accrued expenses and other current liabilities	19,050	19,852
Operating lease liabilities	2,032	1,787
Finance lease liabilities	281	1,231
Derivative liabilities	6,550	3,150
Total current liabilities	36,342	30,257
Non-current liabilities:
Operating lease liabilities, excluding current portion	19,624	21,159
Total non-current liabilities	19,624	21,159
Total liabilities	55,966	51,416
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value — 240,000,000 and 120,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 77,882,685 and 40,468,141 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	78	40
Additional paid-in capital	1,125,810	920,609
Accumulated other comprehensive income	48	47
Accumulated deficit	(907,988)	(783,450)
Total stockholders’ equity	217,948	137,246
Total liabilities and stockholders’ equity	$273,914	$188,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$38,861	$27,327	$102,190	$65,661
General and administrative	9,197	7,855	27,613	24,171
Total operating expenses	48,058	35,182	129,803	89,832
Loss from operations	(48,058)	(35,182)	(129,803)	(89,832)
Other income, net:
Interest income	2,586	2,328	7,852	7,544
Interest expense	336	(82)	208	(265)
Change in fair value of derivative liabilities	(850)	—	(3,400)	—
Other income, net	210	211	605	453
Total other income, net	2,282	2,457	5,265	7,732
Net loss	$(45,776)	$(32,725)	$(124,538)	$(82,100)
Net loss per share, basic and diluted	$(0.48)	$(0.79)	$(1.46)	$(2.04)
Weighted average shares of common stock outstanding, used to compute basic and diluted net loss per share	94,417,746	41,443,317	85,069,288	40,182,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(45,776)	$(32,725)	$(124,538)	$(82,100)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	86	131	1	101
Comprehensive loss	$(45,690)	$(32,594)	$(124,537)	$(81,999)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2025	40,468,141	$40	$920,609	$47	$(783,450)	$137,246
Issuance of common stock in public offering, net of issuance costs of $8,665	35,739,810	36	135,331	—	—	135,367
Issuance of pre-funded warrants in public offering, net of issuance costs of $3,366	—	—	52,590	—	—	52,590
Issuance of common stock in private placement for payment of developmental milestone consideration	975,496	1	4,999	—	—	5,000
Issuance of common stock in at-the-market public offering, net of sales commissions of $6	61,542	—	246	—	—	246
Vesting of restricted stock units	247,970	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(45)	—	(45)
Equity-based compensation expense	—	—	3,341	—	—	3,341
Net loss	—	—	—	—	(39,282)	(39,282)
Balance at March 31, 2025	77,492,959	77	1,117,116	2	(822,732)	294,463
Vesting of restricted stock units	32,189	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	74,860	1	196	—	—	197
Exercises of common stock options	2,733	—	6	—	—	6
Unrealized loss on available-for-sale securities	—	—	—	(40)	—	(40)
Equity-based compensation expense	—	—	3,145	—	—	3,145
Net loss	—	—	—	—	(39,480)	(39,480)
Balance at June 30, 2025	77,602,741	78	1,120,463	(38)	(862,212)	258,291
Issuance of common stock in at-the-market public offering, net of sales commissions of $37	236,616	—	1,419	—	—	1,419
Vesting of restricted stock units	43,328	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	86	—	86
Equity-based compensation expense	—	—	3,928	—	—	3,928
Net loss	—	—	—	—	(45,776)	(45,776)
Balance at September 30, 2025	77,882,685	$78	$1,125,810	$48	$(907,988)	$217,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2024	20,386,606	$20	$785,199	$15	$(658,753)	$126,481
Issuance of common stock in private placement, net of issuance costs of $4,407	16,973,103	17	89,437	—	—	89,454
Issuance of pre-funded warrants in private placement, net of issuance costs of $704	—	—	14,293	—	—	14,293
Issuance of common stock in at-the-market public offering, net of sales commissions of $78	350,664	1	3,055	—	—	3,056
Vesting of restricted stock units	98,677	—	—	—	—	—
Exercises of common stock options	24,639	—	151	—	—	151
Unrealized loss on available-for-sale securities	—	—	—	(19)	—	(19)
Equity-based compensation expense	—	—	1,611	—	—	1,611
Net loss	—	—	—	—	(24,303)	(24,303)
Balance at March 31, 2024	37,833,689	38	893,746	(4)	(683,056)	210,724
Issuance of common stock in at-the-market public offering, net of sales commissions of $138	526,953	1	5,356	—	—	5,357
Vesting of restricted stock units	131,859	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	56,855	—	145	—	—	145
Exercises of common stock options	1,703	—	10	—	—	10
Unrealized loss on available-for-sale securities	—	—	—	(11)	—	(11)
Equity-based compensation expense	—	—	2,092	—	—	2,092
Net loss	—	—	—	—	(25,072)	(25,072)
Balance at June 30, 2024	38,551,059	39	901,349	(15)	(708,128)	193,245
Issuance of common stock in at-the-market public offering, net of sales commissions of $79	330,670	—	3,099	—	—	3,099
Vesting of restricted stock units	6,874	—	—	—	—	—
Exercises of common stock options	41,600	—	277	—	—	277
Unrealized gain on available-for-sale securities	—	—	—	131	—	131
Equity-based compensation expense	—	—	2,995	—	—	2,995
Net loss	—	—	—	—	(32,725)	(32,725)
Balance at September 30, 2024	38,930,203	$39	$907,720	$116	$(740,853)	$167,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(124,538)	$(82,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on available-for-sale securities	(1,127)	(2,789)
Equity-based compensation expense	10,414	6,698
Depreciation and amortization expense	1,169	1,967
Non-cash lease expense	1,760	1,826
Non-cash acquired in-process research and development	—	3,400
Change in fair value of derivative liabilities	3,400	—
Other	(239)	(90)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(344)	(2,549)
Accounts payable	4,164	1,390
Operating lease liabilities	(1,291)	(1,262)
Accrued expenses and other liabilities	3,898	3,142
Net cash used in operating activities	(102,734)	(70,367)
Cash flows from investing activities:
Purchases of property and equipment	(588)	(450)
Proceeds from maturities of available-for-sale securities	107,000	134,800
Purchases of available-for-sale securities	(211,965)	(189,008)
Other	85	5
Net cash used in investing activities	(105,468)	(54,653)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of underwriting discounts and commissions	189,637	—
Payments of common stock and pre-funded warrants issuance costs in public offering	(1,681)	—
Proceeds from issuance of common stock and pre-funded warrants in private placement	—	108,858
Payments of common stock and pre-funded warrants issuance costs in private placement	—	(5,111)
Proceeds from issuance of common stock in at-the-market public offering, net of sales commissions	1,665	11,512
Proceeds from exercises of common stock options	6	438
Employee stock purchase plan purchases	196	145
Payments of principal portion of finance lease obligations	(520)	(345)
Net cash provided by financing activities	189,303	115,497
Net decrease in cash, cash equivalents, and restricted cash	(18,899)	(9,523)
Cash, cash equivalents, and restricted cash at beginning of period	82,187	75,848
Cash, cash equivalents, and restricted cash at end of period	$63,288	$66,325

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$87	$265
Supplemental disclosure of non-cash investing and operating activities:
Common stock issued as payment for developmental milestone consideration	$5,000	$—
Right-of-use assets acquired through operating leases	$—	$407
Decrease in right-of-use assets due to lease termination	$—	$(261)
Property and equipment purchases included in accounts payable and accrued expenses	$329	$36

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts reported in the condensed consolidated statements of cash flows:

	September 30,
	2025	2024
Cash and cash equivalents	$61,364	$64,394
Restricted cash, non-current	1,924	1,931
Total cash, cash equivalents, and restricted cash, as reported in the condensed consolidated statements of cash flows	$63,288	$66,325

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

Liquidity

Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $236.1 million excluding restricted cash of $1.9 million, as of September 30, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects.

Through September 30, 2025, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units as well as the sale of common stock and pre-funded warrants to purchase shares of its common stock in private placements (including the January 2024 Private Placement (as defined below)) and the sale of common stock in its initial public offering, follow-on public offerings in March 2021 and February 2025 and under its at-the-market sales agreement.

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") along with the rules and regulations of the Securities and Exchange Commission for interim financial information and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position at September 30, 2025 and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2025 and 2024.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2025, for any other interim period, or for any other future year.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This standard adds a new derivative scope exception for certain non-exchange-traded contracts with underlyings based on operations or activities specific to one party, and clarifies that share-based payments received from a customer in a revenue contract should be accounted for under ASC 606 until the entity's right to receive or retain them is unconditional. This standard will be effective for annual periods beginning after December 15, 2026, and for interim periods within those annual reporting periods. Early adoption of this standard is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

The Company submitted an investigational new drug application ("IND") for SGT-212 for the treatment of FA to the U.S. Food and Drug Administration ("FDA"), which was cleared in December 2024. Upon clearance of the IND, the first development milestone of $5.0 million became payable to FA212. The $5.0 million milestone payment is included in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2024. On February 28, 2025, the Company made the first development milestone payment in the form of 975,496 shares of its common stock. The derivative liabilities for the remaining contingent payments were recorded at a fair value of $6.6 million and $3.2 million as of September 30, 2025 and December 31, 2024, respectively. See Note 4 - Fair Value Measurements.

3. Outlicensing Agreements

From time to time, the Company enters into non-exclusive license and collaboration agreements for the out-licensing of AAV-SLB101, its proprietary, rationally designed capsid technology used in SGT-003, to both companies and academic institutions pursuing treatments for rare diseases. These arrangements may entitle the Company to receive non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost reimbursement arrangements, product supply and royalty payments as a percentage of worldwide license product sales. At September 30, 2025, potential future milestone payments under these agreements totaled an aggregate of $44.6 million. None of these milestones were assessed to be probable as of September 30, 2025.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$42,807	$—	$42,807
Treasury bills	—	9,970	—	9,970
Total cash equivalents	—	52,777	—	52,777
Available-for-sale securities (Note 5):
Treasury bills	—	57,781	—	57,781
Government bonds	—	116,997	—	116,997
Total available-for-sale securities	—	174,778	—	174,778
Total financial assets	$—	$227,555	$—	$227,555

Financial liabilities
Derivative liabilities (Note 2):	$—	$—	$6,550	$6,550
Total financial liabilities	$—	$—	$6,550	$6,550

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$18,088	$—	$18,088
Treasury bills	—	17,434	—	17,434
Total cash equivalents	—	35,522	—	35,522
Available-for-sale securities (Note 5):
Treasury bills	—	27,895	—	27,895
Government bonds	—	40,790	—	40,790
Total available-for-sale securities	—	68,685	—	68,685
Total financial assets	$—	$104,207	$—	$104,207
Financial liabilities
Derivative liabilities (Note 2):	$—	$—	$3,150	$3,150
Total financial liabilities	$—	$—	$3,150	$3,150

As of September 30, 2025 and December 31, 2024, the fair values of the Company’s cash equivalents and available-for-sale securities were determined using Level 2 inputs.

The Company estimated the fair value of the derivative liabilities by using a Monte Carlo simulation forecasting the timing and likelihood of certain development milestone events being achieved and discounting the probability of adjusted payments using an appropriate discount rate based on market interest rates. The main assumptions when determining the fair value of the derivative liabilities are the timing and probability of achieving certain milestones, the estimated volatility of the Company’s common stock, and the discount rate. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

The significant unobservable inputs used in valuing the developmental milestone derivative liabilities at each measurement date are as follows:

	September 30, 2025		December 31, 2024
Unobservable Input	Range	Average	Range	Average
Probability of achieving certain development milestones	28.0% - 70.0%	49.0%	28.0% - 70.0%	49.0%
Volatility	94.0%	94.0%	85.0%	85.0%
Discount rate	3.6% - 4.0%	3.8%	4.2% - 4.3%	4.3%
Timing of achieving certain development milestones	0.3 - 2.9 years	1.6 years	1.0 - 3.7 years	2.3 years

The following table presents a roll forward of activity associated with the Company’s derivative liabilities measured using Level 3 inputs:

Developmental Milestone Derivative Liabilities
Fair value of derivative liabilities as of January 1, 2025	$3,150
Change in fair value of derivative liabilities	3,400
Fair value of derivative liabilities as of September 30, 2025	$6,550

The Company recognized losses of $0.9 million and $3.4 million for the change in fair value of the derivative liabilities during the three and nine months ended September 30, 2025, respectively. No gain or loss was recognized during the three or nine months ended September 30, 2024.

It is the Company's policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period. During the nine months ended September 30, 2025, and the year ended December 31, 2024, there were no transfers between Level 1, Level 2, and Level 3.

As of September 30, 2025, and December 31, 2024, the Company's accounts payable, accrued expenses, and other current liabilities approximated their estimated fair values due to the short-term nature of these financial instruments.

5. Available-for-Sale Securities

A summary of the Company's available-for-sale securities is presented below:

	September 30, 2025
Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$57,777	$6	$(2)	$57,781
Government bonds maturing in one year or less	116,953	45	(1)	$116,997
Total available-for-sale securities	$174,730	$51	$(3)	$174,778

	December 31, 2024
Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$27,879	$16	$—	$27,895
Government bonds maturing in one year or less	40,759	31	—	40,790
Total available-for sale securities	$68,638	$47	$—	$68,685

The weighted average contractual maturity of the Company’s available-for-sale securities was approximately 0.6 years and 0.5 years as of September 30, 2025, and December 31, 2024, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2025	December 31, 2024
Prepaid research and development expenses	$5,600	$6,731
Prepaid other and other current assets	3,110	1,651
Total	$8,710	$8,382

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
Accrued research and development expenses	$10,418	$7,268
Accrued compensation	7,160	6,221
Accrued milestone payment (Note 2)	—	5,000
Accrued other and other current liabilities	1,472	1,363
Total	$19,050	$19,852

8. Stockholders' Equity

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

The Company determined the pre-funded warrants met the criteria for equity classification. No warrants were exercised during the nine months ended September 30, 2025.

9. Equity-Based Compensation

Equity-Based Compensation Expense

The Company has classified equity-based compensation expense in its condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$1,342	$934	$3,560	$2,314
General and administrative	2,586	2,061	6,854	4,384
Total	$3,928	$2,995	$10,414	$6,698

Equity Incentive Plans

As of September 30, 2025, the Company’s approved equity incentive plans include: the 2018 Omnibus Incentive Plan (the "2018 Plan"); Amended and Restated 2020 Equity Incentive Plan, as amended (the "2020 Plan"); the Amended and Restated 2021 Employee Stock Purchase Plan; and the 2024 Inducement Stock Incentive Plan (the "2024 Plan"). These plans are administered by the Board of Directors (the "Board") and permit the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (the "RSUs"), performance awards, and other stock‑based or cash-based awards. Upon the adoption of the 2020 Plan, the Company no longer grants new equity awards under its 2018 Plan.

Amended and Restated 2020 Equity Incentive Plan

On June 12, 2025 and June 11, 2024, the Company's stockholders approved amendments to the 2020 Plan to increase the number of shares of common stock reserved for issuance under the plan by 9,000,000 shares and 2,000,000 shares, respectively. As of September 30, 2025, there were 3,520,813 stock options outstanding, 2,975,050 RSUs outstanding, 2,074,188 performance stock units outstanding, and 7,552,961 shares remained available for future issuance under the 2020 Plan.

2024 Inducement Stock Incentive Plan

In March 2024, the Board approved the 2024 Plan, which provides for the reservation of 1,000,000 shares of common stock for equity granted as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of September 30, 2025, there were 100,000 stock options outstanding, 603,291 RSUs outstanding, and 239,931 shares remained available for future issuance under the 2024 Plan.

Stock Options

The table below summarizes the activity with respect to stock options for the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	2,927,937	$18.22	8.01	$193
Granted	1,752,148	$5.58
Exercised	(2,733)	$2.35
Expired	(192,579)	$50.81
Forfeitures	(104,817)	$6.10
Outstanding at September 30, 2025	4,379,956	$12.03	8.48	$1,657
Vested and expected to vest at September 30, 2025	4,379,956	$12.03	8.48	$1,657
Exercisable at September 30, 2025	1,759,673	$20.85	7.44	$360

The assumptions used in the Black-Scholes option-pricing model for all stock options granted during each period presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock price	$6.17	$8.64	$4.10 - $6.17	$5.76 - $8.64
Expected volatility	111.7%	119.7%	111.7% - 114.2%	119.7% - 128.7%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	6.38	6.08	5.31 - 6.38	5.31 - 6.25
Risk-free rate	4.0%	3.7%	4.0% - 4.4%	3.7% - 4.4%

The weighted average grant date fair values of stock options granted during the three months ended September 30, 2025 and 2024 were $5.31 and $7.56, respectively, and the weighted average grant date fair values of stock options granted during the nine months ended September 30, 2025 and 2024 were $4.77 and $6.96, respectively.

The Company recognized $1.6 million and $1.6 million of equity-based compensation expense in connection with stock options during the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized equity-based compensation expense in connection with stock options of $4.1 million and $3.6 million, respectively. As of September 30, 2025, there was $12.7 million of total unrecognized equity-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units

The following table summarizes activity with respect to RSUs during the nine months ended September 30, 2025:

	Units	Weighted- Average Grant Date Fair Value
Nonvested RSUs at January 1, 2025	1,480,272	$7.50
Granted	2,904,036	$3.91
Vested	(323,487)	$7.75
Forfeitures	(306,201)	$4.69
Nonvested RSUs at September 30, 2025	3,754,620	$4.93

The Company recognized $1.3 million and $0.8 million of equity-based compensation expense in connection with RSUs during the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized equity-based compensation expense in connection with RSUs of $3.4 million and $2.2 million, respectively. As of September 30, 2025, there was $15.5 million of total unrecognized equity-based compensation expense related to nonvested RSUs, which is expected to be recognized over a weighted average period of 3.1 years.

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

The following table summarizes activity with respect to PSUs during the nine months ended September 30, 2025:

	Units	Weighted- Average Grant Date Fair Value
Nonvested PSUs at January 1, 2025	2,165,325	$7.51
Granted	—	$—
Vested	—	$—
Forfeitures	(91,137)	$7.51
Nonvested PSUs at September 30, 2025	2,074,188	$7.51

The Company recognized $0.9 million and $0.6 million of equity-based compensation expense in connection with PSUs during the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized equity-based compensation expense in connection with PSUs of $2.7 million and $0.6 million, respectively.

As of September 30, 2025, there was $2.9 million of unrecognized equity-based compensation expense related to nonvested PSUs based on the achievement of all Performance Milestones, which is expected to be recognized over a weighted average period of 1.1 years.

10. Commitments and Contingencies

Letter of Credit

The Company had an outstanding letter of credit in the amount of $1.9 million and $2.0 million at September 30, 2025 and December 31, 2024, respectively, which is required as a condition of the Company’s office and laboratory lease.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025 and December 31, 2024.

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of September 30, 2025.

11. Net Loss Per Share

The following table sets forth the computation of the Company's basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(45,776)	$(32,725)	$(124,538)	$(82,100)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted average shares of common stock outstanding	77,816,928	38,730,839	70,961,249	37,568,821
Weighted average shares of pre-funded warrants to purchase common stock	16,600,818	2,712,478	14,108,039	2,613,482
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	94,417,746	41,443,317	85,069,288	40,182,303
Net loss per share, basic and diluted	$(0.48)	$(0.79)	$(1.46)	$(2.04)

Included within weighted average shares of common stock outstanding for the three and nine months ended September 30, 2025 and 2024 are 16,600,818 and 2,712,478 shares of common stock issuable upon the exercise of the pre-funded warrants, respectively. The pre-funded warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The outstanding securities presented below were excluded from the calculation of net loss per share because the inclusion of such securities would have been anti-dilutive due to the Company’s net loss per share during the periods presented.

	Three and Nine Months Ended September 30,
	2025	2024
Options to purchase common stock	4,379,956	2,941,043
Nonvested restricted stock units	3,754,620	1,519,192
Nonvested performance stock units	2,074,188	2,165,325
Shares subject to employee stock purchase plan	202,678	244,302
Warrants	2,000	9,230
Total	10,413,442	6,879,092

12. Segment Reporting

The Company has one reportable and one operating segment and manages its business activities primarily in North America and on a consolidated basis. The Company’s singular focus is developing treatments through gene therapy and other means for patients with neuromuscular and cardiac diseases. All of the Company’s tangible assets are held in the United States.

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

The following table presents segment expenses, other segment items, and segment net loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment expenses:
SGT-003	$17,954	$5,242	$39,339	$9,582
SGT-501	1,503	3,300	8,192	10,529
External R&D other	3,520	3,384	9,406	7,957
Internal R&D expense(1)	7,527	5,317	21,135	15,615
External G&A expense	4,760	4,330	14,916	15,213
Internal G&A expense(1)	3,299	3,003	10,122	9,006
Other segment items(2)	9,495	10,606	26,693	21,930
Other income, net	(2,282)	(2,457)	(5,265)	(7,732)
Condensed consolidated net loss	$(45,776)	$(32,725)	$(124,538)	$(82,100)

(1)	Internal expenses consisted primarily of payroll and related costs, temporary services, and travel and entertainment.
(2)	Other segment items primarily included other program costs, equity-based compensation expense, and depreciation and amortization expense.

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

We are continuing to advance our pipeline of Candidates. The U.S. Food and Drug Administration (the "FDA") has granted Fast Track, Orphan Drug, and Rare Pediatric Disease designations for SGT-003 for Duchenne and SGT-003 has also been awarded an Innovation Passport by the new UK Innovative Licensing and Access Pathway. The FDA has granted Fast Track and Rare Pediatric Disease designations for SGT-212 for the treatment of FA. The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations to SGT-501 for the treatment of CPVT.

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

On November 3, 2025, we announced positive interim data from the Phase 1/2 INSPIRE DUCHENNE trial as of the data cutoff date of September 29, 2025. Interim biopsy data reported from 10 participants treated with SGT-003 showed a mean microdystrophin expression of 58%, as measured by both western blot and mass spectrometry, and mean microdystrophin positive fibers of 51%, as measured by immunofluorescence. Interim data also demonstrated early signals of cardiac function normalization and improvements in multiple biomarkers that are indicators of muscle integrity, health and resilience. These interim data include favorable reductions across a range of biomarkers of muscle injury and breakdown, including serum creatine kinase (CK), serum alanine transaminase (ALT), serum aspartate aminotransferase (AST), serum lactate dehydrogenase (LDH) and serum titin, through both Day 90 and Day 360 after treatment with SGT-003. Additionally, following treatment with SGT-003, we observed restoration of key components of the dystrophin associated protein complex (DAPC), including beta-sarcoglycan and neuronal nitric oxide synthase (nNOS), and early signals of a potential for cardiac benefit through reduction in troponin I (cTnI) and increased systolic function as measured by LVEF by echocardiography.

As of October 31, 2025, 23 participants have been dosed in the INSPIRE DUCHENNE trial and SGT-003 has been generally well tolerated as of such date. There has been one treatment-related serious adverse event reported in the INSPIRE DUCHENNE trial. This serious adverse event was identified as a Grade 3 immune-mediated myositis which, importantly, was not associated with muscle pain or weakness, and occurred in a participant who had a large deletion in a region coded for by SGT-003's microdystrophin. The study participant promptly responded to steroid treatment with all clinical symptoms noted at presentation resolving and with muscle biomarkers, including CK, declining well below baseline levels. This SAE was reviewed by the data and safety monitoring board (DSMB) with the recommendation to continue dosing without interruption.

For a more detailed description of the interim results from the INSPIRE DUCHENNE trial, see our Form 8-K filed November 3, 2025.

Enrollment and dosing in the INSPIRE DUCHENNE trial is ongoing, with 30 total participants anticipated to be dosed by early 2026.

The INSPIRE DUCHENNE trial currently has 15 active sites across the U.S., Canada, Italy and the United Kingdom, with an additional site expected to be activated by the end of 2025. A meeting with the FDA to discuss potential regulatory pathways, including accelerated approval pathways, for SGT-003 is anticipated to occur in the first half of 2026.

Additionally, in October 2025, we activated the first clinical trial site and began screening participants for IMPACT DUCHENNE, a Phase 3 randomized, double-blind, placebo-controlled trial evaluating SGT-003 outside of the United States. IMPACT DUCHENNE has been designed with the aim of supporting potential ex-U.S. regulatory authorizations. We have received regulatory approvals to conduct IMPACT DUCHENNE in both Canada and Australia, and we plan to expand the trial into additional countries, subject to receipt of regulatory approval.

The FDA has granted Fast Track, Orphan Drug, and Rare Pediatric Disease designations for SGT-003 for the treatment of Duchenne. SGT-003 has been awarded an Innovation Passport by the new UK Innovative Licensing and Access Pathway, which aims to accelerate time to market and facilitate patient access to new medicines in the United Kingdom.

SGT-212

In January 2025, we announced that the FDA cleared our investigational new drug ("IND") for SGT-212 for the treatment of FA. In October 2025, we activated the first clinical trial site and began screening participants for FALCON, an open-label, multi-center Phase 1b clinical trial of SGT-212. The trial is expected to enroll non-ambulatory and ambulatory adult participants living with FA in up to three cohorts and is designed to evaluate the safety and tolerability of systemic and bilateral intradentate nucleus administration of SGT-212. The FDA has granted Fast Track and Rare Pediatric Disease designations to SGT-212 for the treatment of FA.

SGT-501

In July 2025, we announced that the FDA cleared our IND and that Health Canada approved our clinical trial application ("CTA") for SGT-501 for the treatment of CPVT. We anticipate activating the first clinical trial site for ARTEMIS, an open-label, multi-center Phase 1b clinical trial of SGT-501 in adult participants with CPVT in the fourth quarter of 2025. The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations to SGT-501 for the treatment of CPVT.

Other Cardiac Programs

We are currently developing a preclinical product candidate, SGT-601, for the treatment of TNNT2 DCM. Efficacy studies in mice suggest that SGT-601 treatment resulted in a restoration of ejection fraction function and a stabilization in cardiac function over time.

Capsids

AAV-SLB101, Solid's proprietary, rationally designed capsid used in SGT-003, has been generally well tolerated as of October 31, 2025 (N=23), in the INSPIRE DUCHENNE trial as well as in non-human primates ("NHP") and mouse studies.

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

We are building multiple cardiac and neuromuscular next-generation capsid and promoter libraries with final capsid selection from the first cardiac capsid library anticipated in the first half of 2026.

Our Operations

Due to our significant research and development expenditure, licensing and patent investment, and general and administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $45.8 million and $124.5 million for the three and nine months ended September 30, 2025, respectively, and $32.7 million and $82.1 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $908.0 million. We expect to incur significant expenses and operating losses for the foreseeable future.

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

As of September 30, 2025, we had cash, cash equivalents, and available-for-sale securities of $236.1 million, excluding restricted cash of $1.9 million. We believe that our cash, cash equivalents, and available-for-sale securities as of September 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

Research and development activities are central to our business model. We are still in the early stages of development of our Candidates. Candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future if and as we continue to conduct clinical trials for SGT-003 and SGT-212, initiate clinical trials for our other Candidates, including our planned ARTEMIS trial of SGT-501, and continue to identify and develop additional Candidates.

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

The following table summarizes our research and development expenses by Candidate for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Allocated research and development expenses:
SGT-003	$18,127	$5,288	$39,743	$9,629
SGT-501	1,503	3,299	8,192	10,529
SGT-212	1,820	5,115	3,790	5,288
SGT-601	2,092	1,197	6,514	1,608
Other development programs	954	815	3,785	5,901
Total allocated research and development expenses	24,496	15,714	62,024	32,955
Unallocated research and development expenses:
Personnel related expenses	9,016	6,270	25,166	18,187
External expenses	5,349	5,343	15,000	14,519
Total unallocated research and development expenses	14,365	11,613	40,166	32,706
Total research and development expenses	$38,861	$27,327	$102,190	$65,661

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

We expect that our general and administrative expenses will increase in the future as we support our research and development activities and activities related to our INSPIRE DUCHENNE trial, our IMPACT DUCHENNE trial, our FALCON trial, our planned ARTEMIS trial of SGT-501, and any other planned or future clinical trials for and potential commercialization of our Candidates.

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

During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$38,861	$27,327	$11,534	42.2%
General and administrative	9,197	7,855	1,342	17.1%
Total operating expenses	48,058	35,182	12,876	36.6%
Loss from operations	(48,058)	(35,182)	(12,876)	36.6%
Other income, net:
Interest income	2,586	2,328	258	11.1%
Interest expense	336	(82)	418	(509.8)%
Change in fair value of derivative liabilities	(850)	—	(850)	(100.0)%
Other income, net	210	211	(1)	(0.5)%
Total other income, net	2,282	2,457	(175)	(7.1)%
Net loss	$(45,776)	$(32,725)	$(13,051)	39.9%

Research and Development Expenses

The following table summarizes our research and development expenses by Candidate for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Allocated research and development expenses:
SGT-003	$18,127	$5,288	$12,839	242.8%
SGT-501	1,503	3,299	(1,796)	(54.4)%
SGT-212	1,820	5,115	(3,295)	(64.4)%
SGT-601	2,092	1,197	895	74.8%
Other development programs	954	815	139	17.1%
Total allocated research and development expenses	24,496	15,714	8,782	55.9%
Unallocated research and development expenses:
Personnel related expenses	9,016	6,270	2,746	43.8%
External expenses	5,349	5,343	6	0.1%
Total unallocated research and development expenses	14,365	11,613	2,752	23.7%
Total research and development expenses	$38,861	$27,327	$11,534	42.2%

Research and development expenses for the three months ended September 30, 2025 were $38.9 million, compared to $27.3 million for the three months ended September 30, 2024. The increase of $11.5 million in research and development expenses was primarily due to a $12.8 million increase in costs for SGT-003 primarily related to manufacturing, regulatory, and clinical costs, a $2.7 million increase in personnel related expenses, and a $0.9 million increase in costs for SGT-601 primarily related to manufacturing and research costs, partially offset by a $3.3 million decrease in costs for SGT-212 primarily related to lower license and milestone related costs partially offset by an increase in clinical costs, and a $1.8 million decrease in in costs for SGT‑501 primarily related to lower research and manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $9.2 million for the three months ended September 30, 2025, compared to $7.9 million for the three months ended September 30, 2024. The increase of $1.3 million was primarily related to a $0.9 million increase in personnel related costs and a $0.4 million increase in legal and consulting fees.

Other Income, Net

Other income, net was $2.3 million for the three months ended September 30, 2025 compared to $2.5 million for the three months ended September 30, 2024. The decrease of $0.2 million was primarily related to the change in fair value of derivative liabilities.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$102,190	$65,661	$36,529	55.6%
General and administrative	27,613	24,171	3,442	14.2%
Total operating expenses	129,803	89,832	39,971	44.5%
Loss from operations	(129,803)	(89,832)	(39,971)	44.5%
Other income, net:
Interest income	7,852	7,544	308	4.1%
Interest expense	208	(265)	473	(178.5)%
Change in fair value of derivative liabilities	(3,400)	—	(3,400)	(100.0)%
Other income, net	605	453	152	33.6%
Total other income, net	5,265	7,732	(2,467)	(31.9)%
Net loss	$(124,538)	$(82,100)	$(42,438)	51.7%

Research and Development Expenses

The following table summarizes our research and development expenses by Candidate for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Allocated research and development expenses:
SGT-003	$39,743	$9,629	$30,114	312.7%
SGT-501	8,192	10,529	(2,337)	(22.2)%
SGT-212	3,790	5,288	(1,498)	(28.3)%
SGT-601	6,514	1,608	4,906	305.1%
Other development programs	3,785	5,901	(2,116)	(35.9)%
Total allocated research and development expenses	62,024	32,955	29,069	88.2%
Unallocated research and development expenses:
Personnel related expenses	25,166	18,187	6,979	38.4%
External expenses	15,000	14,519	481	3.3%
Total unallocated research and development expenses	40,166	32,706	7,460	22.8%
Total research and development expenses	$102,190	$65,661	$36,529	55.6%

Research and development expenses for the nine months ended September 30, 2025 were $102.2 million, compared to $65.7 million for the nine months ended September 30, 2024. The increase of $36.5 million in research and development expenses was primarily due to a $30.1 million increase in costs for SGT-003 primarily related to manufacturing and clinical costs, a $7.0 million increase in personnel related expenses, a $4.9 million increase in costs for SGT-601 primarily related to manufacturing and research costs, partially offset by a $2.3 million decrease in costs for SGT-501 primarily related to lower manufacturing and study costs partially offset by an increase in clinical, regulatory and licensing fees, a $2.1 million decrease in other development programs primarily related to lower research and manufacturing costs, and a $1.5 million decrease in costs for SGT-212 primarily related to lower license and milestone payments partially offset by an increase in clinical, regulatory, and research costs.

General and Administrative Expenses

General and administrative expenses were $27.6 million for the nine months ended September 30, 2025, compared to $24.2 million for the nine months ended September 30, 2024. The increase of $3.4 million was primarily related to a $3.7 million increase in personnel related costs and a $0.3 million increase in equipment costs, partially offset by a $0.3 million decrease in recruiting fees.

Other Income, Net

Other income, net was $5.3 million for the nine months ended September 30, 2025 compared to $7.7 million for the nine months ended September 30, 2024. The decrease of $2.5 million was primarily related to the change in fair value of derivative liabilities.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of redeemable preferred units and member units, the sale of securities in private placements and follow-on offerings, the sale of common stock in our initial public offering, and sales of common stock under our "at-the-market offering" sales agreement with Jefferies LLC ("Jefferies") (the "ATM Sales Agreement"). Through September 30, 2025, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $858.5 million of net proceeds from the sale of our common stock through public offerings, including our IPO and follow-on public offerings, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreements.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended and restated in March 2024, under which we may offer and sell, from time to time, shares of our common stock through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the year ended December 31, 2024, we sold 2,212,937 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $18.4 million. During three and nine months ended September 30, 2025, we sold 236,616 and 298,158 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $1.4 million and $1.7 million, respectively.

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

As of September 30, 2025, we had cash, cash equivalents, and available-for-sale securities of $236.1 million, excluding restricted cash of $1.9 million, and had no debt outstanding.

Summary of Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$(102,734)	$(70,367)
Cash used in investing activities	(105,468)	(54,653)
Cash provided by financing activities	189,303	115,497
Net decrease in cash, cash equivalents, and restricted cash	$(18,899)	$(9,523)

Operating Activities

During the nine months ended September 30, 2025, operating activities used $102.7 million of cash, primarily resulting from our net loss of $124.5 million partially offset by changes in our operating assets and liabilities of $6.4 million and non-cash charges of $15.4 million. Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2025 consisted of an increase in prepaid expenses and other assets of $0.3 million, and a decrease in the operating lease liability of $1.3 million, offset by an increase in accounts payable of $4.2 million, and an increase in accrued expenses and other liabilities of $3.9 million. Non-cash activities were driven by equity-based compensation of $10.4 million, a change in the fair value of derivative liabilities of $3.4 million, non-cash lease expense of $1.8 million, depreciation and amortization expense of $1.2 million, partially offset by amortization of available-for-sale securities of $1.1 million.

During the nine months ended September 30, 2024, operating activities used $70.4 million of cash, primarily resulting from our net loss of $82.1 million partially offset by changes in our operating assets and liabilities of $0.7 million and non-cash charges of $11.0 million. Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2024 consisted of an increase of $2.5 million in prepaid and other assets, and a decrease in the operating lease liability of $1.3 million, offset by an increase in accrued expenses and other liabilities of $3.1 million, and an increase in accounts payable of $1.4 million. Non-cash activities were driven by equity-based compensation of $6.7 million, depreciation and amortization expense of $2.0 million, non-cash lease expense of $1.8 million, and a change in the fair value of derivative liabilities of $3.4 million, partially offset by amortization of available-for-sale securities of $2.8 million.

Investing Activities

During the nine months ended September 30, 2025, investing activities used $105.5 million of cash, resulting from the purchases of available-for sale securities of $212.0 million and the purchases of property plant and equipment of $0.6 million, partially offset by the maturity of available-for sale securities of $107.0 million.

During the nine months ended September 30, 2024, investing activities used $54.7 million of cash, resulting from the purchases of available-for sale securities of $189.0 million and the purchases of property plant and equipment of $0.5 million, partially offset by the maturity of available-for sale securities of $134.8 million.

Financing Activities

During the nine months ended September 30, 2025, financing activities provided $189.3 million of cash, resulting from the net proceeds from the issuance and sale of common stock and pre-funded warrants to purchase shares of common stock of $189.6 million, and proceeds from the issuance of shares of $0.2 million under our Amended and Restated 2021 Employee Stock Purchase Plan, or ESPP, offset by payments of the principal portion of finance lease obligations of $0.5 million.

During the nine months ended September 30, 2024, financing activities provided $115.5 million of cash, resulting from the net proceeds from the issuance of common stock and pre-funded warrants to purchase shares of common stock of $115.3 million, proceeds from the exercise of common stock options for $0.4 million, and proceeds from the issuance of shares of $0.1 million under the ESPP, offset by payments of the principal portion of finance lease obligations of $0.3 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to our Candidates. In addition, we have incurred and expect to continue to incur costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•
enroll participants in our INSPIRE DUCHENNE, IMPACT DUCHENNE and FALCON trials and advance clinical development of SGT-003 and SGT-212;
•
advance our other Candidates into clinical trials, including our planned ARTEMIS trial of SGT-501;
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

As of September 30, 2025, we had cash, cash equivalents and available-for-sale securities of $236.1 million, excluding restricted cash of $1.9 million. Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of September 30, 2025 will be sufficient to fund our operating expenses and capital requirements into the first half of 2027. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Due to the numerous risks and uncertainties associated with the development of our Candidates and because the extent to which we may enter collaborations with third parties for development of our Candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our Candidates. Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of the INSPIRE DUCHENNE, IMPACT DUCHENNE and FALCON trials, our planned ARTEMIS trial of SGT-501, and any future clinical trials of our Candidates;
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

Contractual Obligations and Commitments

During the nine months ended September 30, 2025, there were no material changes to our contractual obligations and commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2025, our cash equivalents consisted of money market funds and treasury bills that have contractual maturities of less than 90 days from the date of acquisition. As of September 30, 2025, our investments consisted of treasury bills and government bonds that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were designed and operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net loss was $124.5 million for the nine months ended September 30, 2025. Our net losses were $124.7 million and $96.0 million for the years ended December 31, 2024 and 2023, respectively. As of September 30, 2025, we had an accumulated deficit of $908.0 million. Prior to our acquisition of AavantiBio, Inc. in December 2022 (the "Acquisition") we devoted substantially all of our efforts to research and development, including clinical development of SGT-001, which we are no longer developing, and preclinical development of SGT-003, as well as to building out our management team and infrastructure. Following the Acquisition, we also began devoting efforts to preclinical development of our other Candidates, clinical development of SGT-003 and SGT-212, as well as building out our management team. We expect that it could be several years before we have a commercialized product, and we may never have a commercialized product. We expect to continue to incur significant expenses and see continued operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•
enroll participants in our INSPIRE DUCHENNE, IMPACT DUCHENNE and FALCON trials and advance clinical development of SGT-003 and SGT-212;
•
advance our other Candidates into clinical trials, including our planned ARTEMIS trial of SGT-501;
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

To become and remain profitable, we must develop and eventually commercialize one or more Candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we enroll participants in and conduct the INSPIRE DUCHENNE, IMPACT DUCHENNE and FALCON trials, initiate enrollment in our planned ARTEMIS trial of SGT-501, and continue to develop our pipeline and complete ongoing and planned preclinical studies and clinical trials of our Candidates, obtain marketing approval for our Candidates, develop adjacent technologies such as assays, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future Candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. Moreover, the manufacturing process requires materials which may fluctuate in cost or be limited or unavailable to us, as well as relationships with CDMOs to facilitate the manufacturing process. We may never succeed in any of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our Candidates. In addition, if we obtain marketing approval for our Candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of September 30, 2025, will be sufficient to fund our operating expenses and capital requirements into the first half of 2027, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of our Candidates.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of the INSPIRE DUCHENNE, IMPACT DUCHENNE and FALCON trials, our planned ARTEMIS trial of SGT-501 and any future clinical trials of our Candidates;
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
•
maintaining and enhancing a commercially viable, sustainable, scalable, reproducible and transferable manufacturing process for our Candidates that is compliant with cGMPs;
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

We are conducting our INSPIRE DUCHENNE trial for SGT-003, which commenced participant dosing in the second quarter of 2024. Our other current Candidates have not yet been studied in human patients. During the conduct of clinical trials, participants may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the Candidate being studied caused these conditions. For instance, we reported a serious adverse event in IGNITE DMD, which resulted in a clinical hold in November 2019, which has since been resolved. In April 2021, a participant treated with SGT-001 in IGNITE DMD experienced a systemic inflammatory response classified as a serious adverse event and considered by the investigator to be drug related. In addition, there has been one treatment-related serious adverse event reported in the INSPIRE DUCHENNE trial, identified as a Grade 3 immune-mediated myositis.

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

We are early in our development efforts and we have never completed a clinical trial. In the second quarter of 2024, participant dosing commenced in our INSPIRE DUCHENNE trial. In October 2025, we activated the first clinical trial site and began screening participants for IMPACT DUCHENNE. In addition, in October 2025, we activated the first clinical trial site and began screening participants for FALCON, an open-label, multi-center Phase 1b clinical trial of SGT-212. Our other current Candidates are still in preclinical development. Preclinical studies involve a lengthy and expensive process with an uncertain outcome. There are many potential preclinical models to test for different disease states, and we could fail to choose the best or a predictive preclinical model to determine proof of concept and potential safety and efficacy of our Candidates. We may decide to suspend further testing on our Candidates or technologies if, in the judgment of our management and advisors, the preclinical test results do not support further development.

We will need to successfully initiate our planned clinical trials and complete our ongoing clinical trials in order to obtain FDA approval to market SGT-003, SGT-212, SGT-501 and other Candidates. We have limited experience in preparing, submitting and prosecuting regulatory submissions, and have not previously submitted a BLA for any Candidate. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or to begin as proposed, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. This may be particularly true for design of a pivotal trial for the treatment of Duchenne as the FDA has not given clear guidance as to the necessary endpoints for approval of a treatment for Duchenne. In addition, we cannot be certain how many clinical trials of SGT-003, SGT-212, SGT-501 or other Candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of SGT-003, SGT-212, SGT-501 or other Candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of Candidates that we develop. Failure to commence or complete, or delays in, clinical trials could prevent us from or delay us in commercializing SGT-003, SGT-212, SGT-501 and other Candidates.

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

We do not have the personnel capacity to conduct or manage the clinical trials that will be necessary for the development of our Candidates. For our INSPIRE DUCHENNE, IMPACT DUCHENNE and FALCON trials we are relying, and for any planned and future clinical trials we expect we will rely, on third parties to assist us in managing, monitoring and conducting our clinical trials. If these third parties fail to comply with applicable regulations or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures and, therefore, clinical trials for SGT-003, SGT-212 or other Candidates may be delayed or unsuccessful.

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

Identifying and qualifying participants to participate in any clinical trials of SGT-003, SGT-212, SGT-501 and our other Candidates are critical to our success. Because of our primary focus on rare diseases, we may have difficulty enrolling a sufficient number of eligible participants. The timing of any clinical trials depends on our ability to recruit participants to participate as well as complete required follow-up periods. If participants are unwilling or unable to participate in our gene therapy clinical trials, including because of negative publicity from adverse events related to our Candidates, other approved therapies, or due to competitive clinical trials or approvals for similar participant populations, clinical trials in products employing our capsid or our platform or for other reasons, the timeline for recruiting participants, conducting clinical trials and obtaining regulatory approval of SGT-003, SGT-212, SGT-501 or other Candidates may be delayed. We may also experience delays if participants withdraw from the clinical trial or do not complete the required monitoring period. Furthermore, we may face difficulties in recruiting participants to enroll in, or once enrolled, retaining participants in future clinical trials if they or their caretakers are affected by public health emergencies or pandemics or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of public health emergencies or pandemics or other unforeseen events. These delays could result in increased costs, delays in advancing SGT-003, SGT-212 or other Candidates, delays in testing the effectiveness of our Candidates or termination of clinical trials altogether.

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

We plan to conduct clinical trials, including the INSPIRE DUCHENNE and IMPACT DUCHENNE trials, with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted at sites outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, where data from foreign clinical trial sites are not intended to serve as the sole basis for approval in the United States, the FDA will not accept the data as support for a marketing application unless the clinical trial was well designed and conducted in accordance with GCP requirements. The FDA must also be able to validate the data from the trial through an onsite inspection, if necessary. Where data from foreign clinical trial sites are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, these clinical trials are subject to the applicable local laws of the jurisdictions where the trials are conducted. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

Finally, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states filed an amended complaint in the U.S. District Court for the Northern District of Texas challenging the FDA’s actions. On January 16, 2025, the District Court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Thereafter, on September 30, 2025, the District Court declined to dismiss the case and, instead, transferred it to federal District Court in the Eastern District of Missouri. Depending on the outcome of this litigation our ability to develop new drug Candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency, such as the FDA, acted within its statutory authority under the Administrative Procedure Act (the "APA"). Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and Centers for Medicare & Medicaid Services (the "CMS"), that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

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

Changes in and uncertainty surrounding U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

This past spring, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the United States and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 11, 2025. Since the April announcement, several countries including the European Union, Japan, South Korea, and the United Kingdom, among others, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, the President issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41%. The new rates do not apply to Canada, China, Mexico and a few other countries. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of an additional 20%., Regarding Canada and Mexico, the rate remains 25%for goods that are not covered by the USMCA for Mexico and, effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China. Certain countries have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%. These include the European Union, Japan, South Korea and the United Kingdom.

Separately, in April 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, the President announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, the President indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, the President delayed the October 1st effective date of the tariffs on branded or patented pharmaceutical products announcing that the administration had now begun preparing tariffs on manufacturers that do not build in the U.S. or enter into a most-favored-nation (MFN) drug pricing agreement with the administration.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our product candidates (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidates used in our preclinical studies and clinical trials. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries, in particular, China, will impose and maintain quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

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

The FDA has granted rare pediatric disease designation to SGT-003 for the treatment of Duchenne, SGT-212 for the treatment of FA and SGT-501 for the treatment of CPVT.

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

Further, there is substantial uncertainty as to how measures being implemented by the US government administration will impact the FDA, CMS and other federal agencies with jurisdiction over our activities. For example, the recent loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, or review and approval of our Candidates. Pursuant to an executive order issued by the President, the Secretary of HHS announced on March 27, 2025, a reorganization and reduction in force across HHS of approximately 20,000 employees, with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. Shortly thereafter, thousands of employees at the FDA were terminated on April 1, 2025. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across the HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year. Similarly, efforts by the new administration to substantially reduce or delay research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the federal government shut down on October 1, 2025 and as of November 3, 2025 it has not reopened. Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown continues to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and BLAs, our business would be negatively impacted. Further, the current and any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

There are other approaches to treat Duchenne that are either currently marketed or in development including antisense oligonucleotides, histone deacetylase ("HDAC") inhibitors, myosin inhibitors, cell therapies and gene editing. Notably, Sarepta has received accelerated approval for three therapies including Exondys 51, Vyondys 53 and Amondys 45 targeting exons 51, 53 and 45, respectively; Nippon Shinyaku received accelerated approval for Viltepso to treat exon 53 amenable patients; Avidity Biosciences is developing Del-zota to treat exon 44; Wave Life Sciences is developing WVE-N531 to treat exon 53 amenable patients; Dyne Therapeutics is developing DYNE-251 to treat exon 51 amenable patients; BioMarin Pharmaceutical is developing BMN 351 to treat exon 51 amenable patients; and Entrada Therapeutics is developing ENTR-601-44, ENTR-601-45, ENTR-601-50, and ENTR-601-51 for exon 44, 45, 50 and 51 amenable patients, respectively. Italfarmaco received FDA approval for its HDAC inhibitor, Givinostat, in Duchenne patients who are at least 6 years of age. Edgewise Therapeutics is developing Sevasemten, a fast skeletal myosin inhibitor, for Duchenne and Becker muscular dystrophies. Capricor Therapeutics is developing Deramiocel, an allogeneic cardiosphere-derived cell therapy product candidate. Precision BioSciences is in preclinical development for gene editing product candidate, PBGENE-DMD.

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

To our knowledge, only a limited number of gene transfer products have been approved for coverage and reimbursement by CMS, the agency responsible for administering the Medicaid program. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products either in the United States or the European Union. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union member states and vice versa. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our future products, if approved.

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

More recently, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025 executive order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the U.S. The letters called for engagement with the FDA and CMS within 60 days to implement these changes.

On September 30, 2025, the administration announced that Pfizer Inc. had agreed to base its pharmaceutical prices in the U.S. on MFN pricing. According to a White House fact sheet, the agreement will provide every State Medicaid program in the country access to MFN drug prices on the company’s products and requires the company to offer medicines at a deep discount off the list price when selling directly to American patients. Pfizer Inc. indicated that the agreement provides certainty from tariffs and that the company “will also participate in a direct purchasing platform, TrumpRx.gov, that will allow American patients to purchase medicines…at a significant discount.” Thereafter, on October 10, 2025, another pharmaceutical company, AstraZeneca PLC, announced that it, too, had reached an agreement with the administration to lower prices for eligible patients with prescriptions for chronic diseases in the U.S. and that it will participate in the TrumpRx direct-to-patient marketing website.

In addition, the industry is awaiting the release of the Global Benchmark for Efficient Drug Pricing (“GLOBE”) Model, a proposed rule by the CMS that is currently pending review at the Office of Information and Regulatory Affairs within the Office of Management and Budget. Once released, the GLOBE Model proposed rule will provide further insight into how the administration is seeking to advance drug pricing policy and provide an opportunity for interested parties to submit public comment as part of the rulemaking process. The implications and consequences of these actions and subsequent actions by the administration to compel an MFN regulatory pricing requirement in the U.S. continue to remain unclear and uncertain and could ultimately result in litigation.

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

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing health care legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other health care payors to contain or reduce costs of health care may adversely affect:

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

We face an inherent risk of product liability exposure related to the testing of SGT-003, SGT-212 and any of our current and future Candidates in preclinical studies and clinical trials and may face an even greater risk if we commercialize any Candidate that we may develop. If we cannot successfully defend ourselves against claims that our Candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities during the three months ended September 30, 2025 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and that have not otherwise been described in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 5. Other Information.

(c) None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2025.

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

Solid Biosciences Inc.

Date: November 3, 2025	By:	/s/ Alexander Cumbo
Alexander Cumbo
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2025	By:	/s/ Kevin Tan
Kevin Tan
Chief Financial Officer (Principal Financial and Accounting Officer)