Form 10-K
period 2025-12-31
Solid Biosciences Inc.
filed 2026-03-19
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to _________

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $317.7 million, based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

The number of shares of the registrant’s common stock outstanding as of March 16, 2026 was 98,391,314.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement for its 2026 Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
One of our prior clinical trials had been placed on clinical hold by the Food and Drug Administration (“FDA”) in the past, and we cannot guarantee that similar events will not happen in ongoing, planned and future clinical trials for our Candidates.
•
We have never completed a clinical trial and may be unable to do so for any Candidate, including SGT-003, SGT‑212, SGT-501 and other Candidates.
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

PART I

Item 1. Business.

Overview

We are a life sciences company focused on advancing a portfolio of current and future gene therapy candidates, which we refer to collectively as our Candidates, including SGT-003 for the treatment of Duchenne muscular dystrophy (“Duchenne”), SGT-212 for the treatment of Friedreich’s ataxia (“FA”), SGT-501 for the treatment of Catecholaminergic polymorphic ventricular tachycardia (“CPVT”), SGT-601 for the treatment of TNNT2-mediated dilated cardiomyopathy (“TNNT2 DCM”), and additional assets for the treatment of genetic cardiac and neuromuscular diseases, at different stages of development, with varying levels of investment. We are advancing our diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, our mission is to improve the daily lives of patients living with these devastating diseases.

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

Our Pipeline

We are focused on developing transformative treatments to improve the lives of patients with rare neuromuscular and cardiac diseases. The majority of our current programs are designed to treat these diseases with gene transfer products. Gene transfer, a type of gene therapy, is designed to address diseases caused by mutated genes through the delivery of functional versions of genes, called transgenes. The transgenes are then utilized by the body to produce proteins that act therapeutically to treat the condition. In addition to a transgene, our gene transfer Candidates include a viral capsid or vector (a protein shell utilized as a vehicle to deliver a transgene to cells in the body) and a promoter (a specialized DNA sequence that directs cells to produce the protein in specific tissues). The capsid is modified to no longer self-replicate yet still retain its ability to introduce new genetic material directly into patients’ cells. Adeno-associated virus (“AAV”) capsids have been approved for use to deliver transgenes to patients, including via systemic delivery as well as stereotactic neurosurgical administration to the brain. The use of AAV capsids to deliver gene therapies has also been extensively studied by third parties in human clinical trials for multiple disease indications.

The following pipeline chart summarizes the development stages of our Candidates:

Pipeline

DISCOVERY
PRECLINICAL
PHASE 1/2
PHASE 3
WORLDWIDE RIGHTS
NEUROMUSCULAR
SGT-003 Duchenne
INSPIRE DUCHENNE
SGT-003 Duchenne
IMPACT DUCHENNE
SGT-212 Friedreich's ataxia
FALCON
CARDIAC
SGT-501 RYR2-Mediated CPVT
ARTEMIS
SGT-501 CASQ2-Mediated CPVT
SGT-601 TNNT2 DCM
SGT-401 BAG3-Mediated DCM
SGT-701 RBM20 DCM
Mayo Clinic Collaboration
Six Undisclosed Targets
PLATFORM
Capsid Library

Neuromuscular Programs

About Duchenne Muscular Dystrophy

Duchenne is a genetic muscle-wasting disease predominantly affecting boys, with symptoms that usually manifest between three and five years of age. Duchenne is a progressive, irreversible, and ultimately fatal disease that affects approximately one in every 5,000 live male births and has an estimated prevalence of 10,000 to 15,000 cases in the United States alone, with at least 400 annual Duchenne births. Duchenne is caused by mutations in the dystrophin gene, which result in the absence or near-absence of dystrophin protein. Dystrophin protein works to strengthen muscle fibers and protect them from daily wear and tear. Dystrophin protein also serves as the cornerstone of the dystrophin glycoprotein complex (“DGC”), a group of proteins that links the inner and outer components of muscle cells to ensure proper muscle function. Without functioning dystrophin and DGC, muscles suffer excessive damage from normal daily activities and are unable to regenerate, leading to the build-up of fibrotic, or scar, and fat tissue. More than 1,000 dystrophin gene mutations, which can be inherited or can occur spontaneously, have been identified in people with Duchenne. By their early teens, Duchenne patients typically lose their ability to walk and become dependent on a wheelchair for mobility. By their 20s, patients essentially become paralyzed from the neck down and require a ventilator to breathe. Though disease severity and life expectancy vary, a patient’s quality of life dramatically decreases over time, with death typically occurring by early adulthood from either cardiac or respiratory complications.

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

Despite recent therapeutic advances, including the FDA approval of ELEVIDYS®, a gene transfer therapy for patients with Duchenne, we believe Duchenne represents a significant unmet medical need, in addition to a societal and economic burden. The economic burden includes costs associated with hospital admissions, medication, frequent doctor visits and investment in assistive devices, as well as indirect costs related to productivity losses for the caregivers and costs due to pain, anxiety and social handicap. Only a small proportion of Duchenne patients are employed and many caregivers reduce their hours or stop working altogether to care for their children, who progressively require more help with everyday tasks, such as eating, dressing and using the bathroom. In some cases, patients also experience serious mental health issues that require additional support and treatment.

SGT-003

Background

Our lead neuromuscular, investigational gene transfer candidate, SGT-003, is designed to address the underlying genetic cause of Duchenne by delivering a synthetic transgene that produces microdystrophin, a dystrophin-like protein that retains critical components of the full-size dystrophin gene, yet is small enough to fit within AAV packaging constraints, and is primarily expressed in muscles of the body, including skeletal, cardiac and respiratory muscles. AAV-SLB101, the capsid used in SGT-003, was generated by modifying a naturally occurring, non-pathogenic virus called AAV, with the goal of enhancing its ability to efficiently enter skeletal, diaphragm and cardiac muscle tissues. In March 2026, we began using the mark POLARIS-101TM to represent our AAV-SLB101 capsid product (“POLARIS-101TM”).

Our microdystrophin is based on three decades of development and optimization work at the University of Missouri and the University of Washington as well as other academic institutions. In preclinical studies, the laboratories of Jeffrey Chamberlain, Ph.D., from the University of Washington, and Dongsheng Duan, Ph.D., from the University of Missouri, identified a proprietary configuration of genetic components that, when administered systemically, produces functional microdystrophin protein expression that not only stabilizes muscle membranes and protects muscle against injury, but also simultaneously restores the localization of DGC to the muscle membrane, notably increasing neuronal Nitric Oxide Synthase, (“nNOS”) concentration. In published studies, Dr. Duan and Dr. Chamberlain demonstrated in animal models that, in comparison to earlier configurations, nNOS-restoring microdystrophins were more effective in improving muscle function and resistance to fatigue.

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

SGT-003 is a clinical-stage gene therapy designed to preserve muscle function in Duchenne patients after a single administration. SGT-003 utilizes an updated construct, combining our proprietary microdystrophin containing nNOS with POLARIS-101TM, a novel, rationally designed capsid derived from AAV9 and designed for enhanced muscle tropism, reduced liver uptake and to more selectively deliver the drug to target tissue. We believe the SGT-003 construct is meaningfully differentiated from other approved and in development gene transfer candidates and may provide differentiated clinical benefit.

Preclinical Development

Following in vitro studies in mouse and human muscle cells, POLARIS-101TM was evaluated in a head-to-head study against AAV9 with the CK8-microdystrophin construct in the dystrophin-negative mouse model of Duchenne (mdx mouse). Separate groups of mice were administered a single intravenous dose of either construct, and the biodistribution, microdystrophin protein expression, and biomarker analyses were performed at the conclusion of the study. Overall, the in vivo study mdx mouse data supported the results seen from in vitro assays and further demonstrated the potential benefits of SGT-003. The mdx mice dosed with the novel POLARIS-101TM capsid showed increased biodistribution (vector genome copies) in representative muscle tissues and increased microdystrophin expression compared to those administered the AAV9 capsid. Additionally, there were lower vector genome copies observed in the liver compared to AAV9-administered mice, with the data supporting a preferential distribution of the novel capsid towards muscle tissue and away from the liver. These data supported the proof of concept for the application of this novel capsid in Duchenne and formed a basis for establishing and advancing the SGT-003 program.

In April 2022, we released additional preclinical data from reporter transgene studies in non-human primates (“NHPs”) and both mdx and wild type mice suggesting that POLARIS-101TM may have meaningful advantages for the delivery of muscle‑related gene therapies. Data from the NHP study, which used a reporter transgene in POLARIS-101TM demonstrated increased muscle tropism, decreased liver biodistribution and improved efficiency compared with AAV9. The results from the NHP study are consistent with the data from the reporter transgene studies in both mdx and wild type mouse models, which suggested improved muscle tropism and reduced liver uptake.

Clinical Development and Regulatory Strategy

Based on our preclinical data, we submitted an investigational new drug application (“IND”) for SGT-003 to the FDA, which was cleared in November 2023. Participant dosing in the Phase 1/2 INSPIRE DUCHENNE trial of SGT-003 began in the second quarter of 2024. The INSPIRE DUCHENNE trial is a Phase 1/2 first-in-human, open-label, single-dose, multicenter trial designed to evaluate the safety, tolerability and efficacy of SGT-003 in pediatric patients with Duchenne at a dose of 1E14vg/kg. SGT-003 is administered as a one-time intravenous infusion. Since initiation of the INSPIRE DUCHENNE clinical trial, we amended the clinical trial protocol to increase the anticipated participant enrollment size, expand the participant cohort age groups, and extend the time points of certain secondary objective measurements. In connection with the expanded clinical trial, we have initiated work for additional Good Manufacturing Practices (“GMP”) batches of SGT‑003.

Enrollment and dosing in the INSPIRE DUCHENNE trial is ongoing and being conducted at 15 clinical sites across the United States, Canada, Italy and the United Kingdom. We believe we have aligned with the FDA on SGT-003's potency assay strategy and will continue commercial-readiness CMC activities, with our process performance qualification manufacturing batches to be completed in 2026.

In October 2025, we activated the first clinical trial site and began screening participants for IMPACT DUCHENNE, a Phase 3 randomized, double-blind, placebo-controlled trial evaluating SGT-003. In February 2026, we announced positive feedback from a Type C meeting with the FDA where we reached alignment on the IMPACT DUCHENNE trial design, including: the patient population of ambulant participants 7 to <12 years of age, the primary endpoint of change from baseline in Time to Rise velocity from supine position evaluated at 18 months and other key secondary endpoints. The IMPACT DUCHENNE trial is currently planned to be conducted at sites in Australia, Canada, the European Union and the United Kingdom, and due to strong key opinion leader and community demand, we are also evaluating the potential to open clinical trial sites in the United States. Participant screening is underway and we anticipate dosing the first participant in the Phase 3 IMPACT DUCHENNE trial in April 2026.

In the first half of 2026, we plan to have additional meetings with the FDA to receive guidance on a potential accelerated approval pathway for SGT-003 and we expect to provide regulatory and clinical updates in mid-2026.

The FDA has granted Fast Track, Orphan Drug, and Rare Pediatric Disease designations for SGT-003 for the treatment of Duchenne. SGT-003 has been awarded an Innovation Passport by the new UK Innovative Licensing and Access Pathway, which aims to accelerate time to market and facilitate patient access to new medicines in the United Kingdom.

Updated Interim Clinical Data from INSPIRE DUCHENNE Trial of SGT-003

On March 11, 2026, we announced positive new interim data from the Phase 1/2 INSPIRE DUCHENNE clinical trial, a first-in-human, open-label, single-dose, multicenter trial designed to evaluate the safety, tolerability and efficacy of SGT-003 in pediatric participants with Duchenne at a dose level of 1E14vg/kg. SGT-003 is administered as a one-time intravenous infusion.

The interim clinical data reported is as of a February 23, 2026, data cutoff date. SGT-003 has been generally well tolerated in the 41 participants dosed as of March 18, 2026. The safety and tolerability profile observed in the INSPIRE DUCHENNE trial continued to be promising; SGT-003 is administered using a low-burden, steroid-only prophylactic immunomodulation regimen. As of March 18, 2026, there has been one treatment-related serious adverse event reported in the INSPIRE DUCHENNE trial. This serious adverse event was identified as a Grade 3 immune-mediated myositis which, importantly, was not associated with muscle pain or weakness, and occurred in a participant who had a large deletion in a region coded for by SGT-003’s microdystrophin. The trial participant promptly responded to steroid treatment and the event has resolved. This serious adverse event was reviewed by the data and safety monitoring board (DSMB) with the recommendation to continue dosing without interruption.

Microdystrophin transduction and expression levels, beta-sarcoglycan localization and nNOS activity were evaluated by biopsy in 20 participants (ages 1-10 years) at Day 90 and in 3 participants at Day 360. Results demonstrated robust mean vector copies per nucleus and microdystrophin expression as well as properly localized and restored beta-sarcoglycan-positive fibers and nNOS activity-positive fibers. Beta-sarcoglycan and nNOS are critical components of the dystrophin-associated protein complex (“DAPC”). In Duchenne, the absence of dystrophin destabilizes the DAPC, triggering a cascade of structural, signaling and metabolic defects that impair muscle integrity. Reconstituting critical components of the DAPC, including beta-sarcoglycan and nNOS, could suggest biologic correlation of SGT-003’s treatment effect. Our microdystrophin construct is the only microdystrophin gene therapy, approved or investigational, that contains the R16/R17 binding domain, which uniquely localizes nNOS to the muscle.

Microdystrophin Expression and Other Measures at Day 90 (N=20 unless noted) and Day 360 (N=3)

	Day 90 (n=20 unless noted)	Day 360 (n=3)
Mean vector copies per nucleus	11	12
Mean microdystrophin expression by western blot (%)	60% (n=19)	91%
Mean microdystrophin expression by mass spectroscopy (%)	52% (n=17)	86%
Mean microdystrophin-positive fibers by immunofluorescence (%)	63%	69%
Properly localized and restored beta-sarcoglycan-positive fibers (%)	60%	69%
nNOS activity-positive fibers (%)	35%	33%

Western blot and mass spectrometry baselines were 0% mean normal dystrophin, microdystrophin-positive fibers by immunofluorescence was based on a manual count, as are beta-sarcoglycan and nNOS-positive fibers. These assays are conducted by multiple external vendors; at the time of analysis, one western blot sample and three mass spectrometry samples had not been received.

Additionally, we have identified an extensive biomarker panel to comprehensively evaluate treatment effect on muscle integrity. Collectively, these observed biomarker improvements at Day 90 and Day 360 suggest improved muscle fiber health and stability, reduced ongoing muscle damage, and an interruption of the chronic degeneration/regeneration cycle that is characteristic of Duchenne.

In particular, embryonic myosin heavy chain (“eMHC”) is an informative predictor of disease progression. eMHC is typically expressed during fetal development but is also expressed when muscle satellite cells differentiate into muscle fibers, which in Duchenne occurs in response to muscle fiber damage. In the absence of functional dystrophin, newly generated muscle fibers also fail, leading to continued but ultimately futile satellite cell activation. A mean 44% observed reduction in eMHC-positive fibers seen at Day 90 (n=20) suggests that SGT-003 treatment has potentially disrupted this chronic and futile degeneration-regeneration cycle, stabilizing muscle fibers and preserving the reservoir of satellite cells.

Muscle Integrity Biomarker Evaluation at Day 90 (N=24 unless noted) and Day 360 (N=7 unless noted)

Serum Biomarkers	Day 90 Mean Reductions (n=24 unless noted)	Day 360 Mean Reductions (n=7 unless noted)
Serum creatine kinase (CK)	38%	37%
Serum alanine transaminase (ALT)	43%	27%
Serum aspartate aminotransferase (AST)	30%	32%
Serum lactate dehydrogenase (LDH)	46% (n=21)	38% (n=6)
Serum titin	22% (n=11)	25% (n=2)
Certain data from a subset of participants were not available at the time of analysis.

While cardiac assessments were initially included as safety evaluations, stabilization-to-improvement in systolic function continues to be observed as of the data cutoff date, as measured by left ventricular ejection fraction (“LVEF”). Observed improvements were driven largely by participants with low-normal baseline LVEF (defined as ≤ 60%). Cardiomyopathy is a leading cause of death in Duchenne, with 25% of individuals displaying evidence of cardiomyopathy by six years of age, increasing to 59% by 10 years of age.

About Friedreich’s ataxia

Friedreich’s ataxia (“FA”) is a serious, life threatening, progressive multi system disease that is classically known to affect both cardiac and neurological systems but also involves endocrine, musculoskeletal and other organ systems. FA affects 1 in 40,000 people with an average onset between ages 10 and 15 and average lifespan of less than 40 years. It is estimated that approximately 5,000 to 7,000 patients in the United States and 25,000 patients in the European Union are affected by FA. The disease is due to autosomal recessive variants in the frataxin (“FXN”) gene. Specifically, the majority of disease-causing variants are guanine-adenine-adenine expansion repeats located in intron 1 of the FXN gene on chromosome 9; the expansion range varies greatly from 70 to over 1700 repeats. This expansion causes a severe decrease in the expression of frataxin, a 210 amino-acid protein that is expressed as a precursor protein. Frataxin is imported into the mitochondrial matrix where it undergoes proteolytic cleavage to the 130 amino acid mature form, and is involved in iron-sulfur protein production, storage and transport. Alternatively, approximately 5% of patients will have another non-repeat variant in FXN. Frataxin, although ubiquitously expressed, exhibits tissue-specific differences in the levels of expression that partially correlate with sites of disease pathology. Dorsal root ganglia (“DRG”), Purkinje and Granule cells in the cerebellum all exhibit high levels of expression. Frataxin expression is also high in non-neuronal tissues such as the heart and pancreas. FA is strongly associated with a high incidence of left ventricular (“LV”) wall thickening, cardiomyopathy and diabetes. Frataxin is also highly expressed in tissues not affected in FA, such as liver, kidney and brown fat. FA is associated with a wide range of clinical manifestations including neurological and cardiovascular impact.

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

There is no cure for FA. On February 28, 2023, Biogen’s SKYCLARYS® (omaveloxolone) was the first drug approved in the United States and European Union for people with FA. While SKYCLARYS® positively effects cellular energy production, there continues to be significant unmet needs for patients with FA and the underlying cause of the disease, FXN deficiency, is not addressed.

SGT-212

SGT-212 is an investigational gene therapy that utilizes a recombinant, non-replicating capsid, AAVhu68, containing a codon-optimized cDNA that encodes full-length FXN under control of the CB7 promoter and enhancer elements.

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

SGT-212 was designed to leverage a dual route of administration: intradentate nuclei (“IDN”) infusion using an FDA‑approved neurosurgical device in a stereotactic, precision magnetic resonance imaging (“MRI”) guided technique, followed by an IV infusion to increase therapeutic FXN levels in the cerebellar dentate nuclei (“DN”), cardiomyocytes and other systemic tissues. By using this dual-route of administration approach, SGT-212 seeks to restore functional FXN levels and address the neurologic, cardiac and systemic manifestations of FA. Systemic administration alone in the non-clinical models resulted in poor penetration of the DN; therefore, we believe that a dual route of IDN and systemic IV infusion is needed to appropriately deliver the transgene to the desired tissues.

In January 2025, we announced that the FDA cleared our IND for SGT-212 for the treatment of FA. In October 2025, we activated the first clinical trial site and began screening participants for FALCON, an open-label, multi-center Phase 1b clinical trial of SGT-212, and in January 2026, we dosed the first participant in the trial. As of March 18, 2026, there have been no serious adverse events and no treatment-related adverse events reported in the FALCON trial. Intra-procedural MRI imaging demonstrated promising IDN targeting and coverage. The trial is expected to enroll approximately 10 non-ambulatory and ambulatory adult participants (aged 18-40) living with FA in up to three cohorts and is designed to evaluate the safety and tolerability of contemporaneous IDN and systemic IV infusion of SGT-212 with initial data anticipated in the second half of 2026, subject to participant enrollment. The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations to SGT-212 for the treatment of FA.

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

About CPVT

Our lead cardiac program is directed to the primary inherited arrhythmia syndrome CPVT. CPVT is a rare, serious and life‑threatening disease which primarily manifests in children in the first and second decades of life. CPVT is an inherited cardiac arrhythmia syndrome characterized by adrenergically induced polymorphic ventricular tachycardia in the presence of a normal resting sinus rhythm and a structurally normal heart. It is estimated that approximately 33,000 persons in the United States are affected by CPVT.

CPVT manifestations typically involve syncope, cardiac arrest and/or sudden cardiac death. The most common symptoms/signs include syncope (52-100%), cardiac arrest (8–48%), seizure-like events (40%), and hypoxic-ischemic encephalopathy (20%). CPVT is a significant cause of sudden death at a young age and historically has a high mortality rate of up to 50% by age 35. Data from the recent Pediatric and Congenital Electrophysiology Society CPVT registry suggest that three of every four children with CPVT present with life-threatening symptoms, which often occur during resting wakeful activities highlighting the unpredictable nature of CPVT.

To date, there are no medicines specifically approved for the treatment of CPVT and management is directed toward manifestations of the disease with the goal of reducing arrhythmias and eliminating the incidence of life-threatening arrhythmias. Current treatments for CPVT include lifestyle management changes, such as restriction of rigorous physical exercise and avoidance of emotional distress, which are very challenging in the pediatric population, as well as pharmacotherapies requiring strict compliance (e.g. beta-blockers and/or flecainide alone). Despite available pharmacotherapy options, the occurrence of breakthrough arrhythmia in approximately 30% of patients demonstrates that lifelong compliance is a critical problem. In addition, in some cases implantable cardioverter-defibrillators and/or left cardiac sympathetic denervation are used as treatment for symptomatic CPVT patients, but both are associated with attendant morbidity.

SGT-501

SGT-501 is a gene therapy candidate for the treatment of CPVT, which is typically caused by a gain of function mutation in the ryanodine receptor 2 (coded for by the RYR2 gene), referred to as RYR2-mediated CPVT. Mutations in RYR2 genes result in abnormal calcium (“Ca++”) flow from the sarcoplasmic reticulum into the cytoplasm through RYY channel in diastole, triggering abnormal heart beats and leading to arrhythmias.

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

We have conducted preclinical studies of SGT-501, including three and six-month good laboratory practices (“GLP”) toxicology studies. IND-enabling GLP toxicology studies of SGT-501 in non-human primates, including in-life portion of the six-month toxicology study, were completed in the first quarter of 2025. SGT-501 was well tolerated with no adverse observations in non-human primates within the tested dose range through 6 months.

In July 2025, we announced that the FDA cleared our IND and that Health Canada approved our clinical trial application for SGT-501 for the treatment of CPVT. In January 2026, we announced that clinical trial sites have been activated and participant screening is underway in the ARTEMIS clinical trial, an open-label, multi-center Phase 1b clinical trial evaluating SGT-501 in adult participants with CPVT. The ARTEMIS trial is designed to evaluate the safety and tolerability of a single IV infusion of SGT-501. We anticipate dosing our first participant in the second quarter of 2026 with initial safety data anticipated in the second half of 2026, subject to participant enrollment.

The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations to SGT-501 for the treatment of CPVT.

Other Cardiac Candidates

SGT-601

We are currently developing a preclinical stage product candidate, SGT-601, for the treatment of TNNT2 DCM. TNNT2 DCM is a rare cardiac disease characterized by mutations in the gene that codes for cardiac troponin T protein, which helps coordinate contraction of the heart muscle. TNNT2 gene mutations lead to reduced cardiac troponin T protein levels and DCM, which ultimately lead to heart failure. There are no approved therapies addressing the underlying cause of TNNT2 DCM. It is estimated that between 14,000 to 41,000 people in the United States are affected by TNNT2 DCM. TNNT2 DCM is typically diagnosed between ages 20 and 50, with approximately 50% of onset seen by age 30, and has a mortality rate of 50%.

Our approach utilizes an AAV-delivered human TNNT2 transgene with a cardiac-selective promoter designed to restore functional levels of the troponin T protein. Preclinical studies in mice demonstrated SGT-601’s ability to elicit robust, dose-dependent, cardiac-selective expression of human TNNT2 that was properly localized to the heart cell sarcomere. Efficacy studies in mice suggest that SGT-601 treatment resulted in a restoration of ejection fraction function and a stabilization in cardiac function over time.

Other

We have two cardiac pipeline gene transfer programs, SGT-401 for BAG3-mediated DCM, which is in early preclinical development, and SGT-701 for RBM20 DCM, which is in the discovery stage.

BAG3-mediated DCM is a rare cardiac disease characterized by mutations in the BAG3 gene, which codes for the BCL‑2‑associated athanogene 3 (“BAG3”) protein. Sufficient levels of functional BAG3 are required for healthy cardiac function. BAG3 gene mutations lead to reduced BAG3 protein levels and ultimately DCM. Deletions and truncations in the BAG3 protein that result in haplo-insufficiency have been associated with the development of DCM resulting from myofilament damage, poor contraction, left ventricular dysfunction, dilatation and heart failure.

RBM20 DCM is a rare inherited cardiac disease characterized by mutations in the RBM20 gene, a cardiac splicing factor that regulates alternative splicing and codes for RNA binding motif protein 20. RBM20 mutations can cause a clinically aggressive form of DCM that is correlated with high rates of heart failure, arrhythmias, and sudden cardiac death.

Additionally, in December 2024, we entered into a collaboration, patent and know-how license agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) to accelerate gene therapy innovation and advance development of cardiac gene therapies. As part of the collaboration, we will be providing manufactured viral materials and chemistry, manufacturing and controls know-how to Mayo while Mayo will be responsible for supporting all preclinical research through IND‑enabling studies for six undisclosed programs. We will then be responsible for the clinical development of programs chosen by us to develop.

Platform Technologies

In addition to our gene transfer candidates, we have development programs focusing on platform technologies, including novel capsid libraries, genetic regulators including promoters, untranslated regions, and introns, immunomodulation technologies, manufacturing purity, and dual gene expression, a technology that allows us to package multiple transgenes into one capsid. These programs are part of our ongoing research efforts to develop innovative technologies that we believe may hold potential to translate into meaningful treatments, and drive future pipeline expansion, which we may seek to out‑license to or develop through partnerships and collaborations with other biotechnology companies.

Novel Capsid Programs

Our novel capsid programs are directed toward developing capsid libraries designed to enhance skeletal muscle and/or cardiac muscle tropism. POLARIS-101™ is our rationally designed, proprietary capsid used in SGT-003 for Duchenne, which has been generally well tolerated as of March 18, 2026 (N=41) in the INSPIRE DUCHENNE clinical trial, and was also well tolerated in nonclinical NHP and mouse models. We aim to license POLARIS-101™ broadly to corporations, institutions and academic labs pursuing neuromuscular and cardiac rare disease research, with more than 50 agreements including licenses executed.

We developed a scalable, high-throughput platform for next-generation capsid design that aims for rapid translation from discovery to application. By leveraging a deep understanding of capsid structure, we aim to systematically combine enhancements without compromising capsid stability or manufacturability. This approach has uncovered multiple modifications that improve tissue targeting and expression. Additional performance gains are achieved through peptide insertions and purpose-built libraries. Identification of key human receptors further accelerates optimization using generative AI and affinity maturation. Together, these integrated capabilities drive step-change improvements in biodistribution and expression, enabling the identification of potential first-in-class and best-in-class capsids with clear differentiation potential.

To investigate translational reliability, we assess capsid performance across multiple relevant species cell lines—providing a predictable path from discovery to development. Importantly, candidates are validated in human-relevant systems, such as iPSC-derived cardiomyocytes and engineered cell lines expressing human receptors, to assess clinical relevance. Collectively, these studies demonstrate improvements in biodistribution and expression relative to POLARIS‑101™, establishing a strong foundation for next-generation, differentiated gene therapy programs

We are building cardiac and neuromuscular next-generation capsid and promoter libraries with capsid selection from the first library anticipated in the second half of 2026.

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

We currently rely on third-party manufacturers for supply of SGT-003, SGT-212 and SGT-501 and plan to rely on third-party manufacturers for our other Candidates. In October 2021, we announced a partnership with a cell and gene therapy-focused contract development and manufacturing organization for the development and clinical stage manufacture of SGT-003. As part of our recently completed asset purchase from FA212 LLC (“FA212”), we also acquired sufficient GMP clinical materials from FA212 to supply the ongoing Phase 1b clinical trial for SGT-212.

We are supplying, and expect to continue to supply, our ongoing and future preclinical and clinical development programs with drug produced at a current Good Manufacturing Practice (“cGMP”) compliant facility located at one of our contract manufacturing organizations. We ultimately intend to establish the capability and capacity to supply Candidates at commercial scale in alignment with program timeframes.

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

We own and in-license various patents, patent applications, know-how and trade secrets relating to the development and commercialization of our gene therapy candidates and platform technologies. As of February 6, 2026, our patent portfolio includes both owned and in-licensed patent families relating to our gene therapy programs and platform technologies.

Substantive prosecution of some of our patent applications has not yet commenced at the U.S. Patent and Trademark Office (“USPTO”) or in the patent offices of ex-U.S. jurisdictions. We cannot predict whether such pending patent applications will result in the issuance of patents that effectively protect our candidates and our platform technologies, or if such issued patents or any of our licensor’s issued patents will effectively prevent others from commercializing competitive products. In any event, patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the patent offices in various jurisdictions are often significantly narrowed by the time they issue, if they issue at all.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent or patent application. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, subject to certain limitations and provided statutory and regulatory requirements are met (for more information, please see “Business— Government Regulation and Product Licensure —U.S. Patent Term Restoration”). In the future, if and when our candidates receive approval from the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents we may obtain covering those products, depending upon the length of the clinical trials for each product and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our candidates will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our owned and licensed pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive in the future may be challenged, invalidated or circumvented. Further, third parties may have patents or be granted patents that may block our ability to develop or commercialize our gene therapy candidates and platform technologies. In addition, because of the extensive time required for clinical development and regulatory review of a candidate we may develop, it is possible that, before any of our candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting protection such patent would afford the respective product or products and any competitive advantage such patent may provide.

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators and scientific advisors, and non-competition, non-solicitation, confidentiality, and invention assignment agreements with our employees and consultants. We have also executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information, and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that these agreements will afford us adequate protection of our intellectual property and proprietary information rights.

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

Duchenne

Exclusive of our platform technologies, our Duchenne program includes three patent families with respect to microdystrophin and promoter sequences. We have filed one pending international patent application, one pending U.S. non-provisional patent application, and eleven pending patent applications in foreign jurisdictions, and have also exclusively licensed four issued U.S. patents, one pending U.S. non-provisional patent application, and 21 granted patents and seven pending patent applications in foreign jurisdictions. The issued U.S. patents are projected to expire between 2028 and 2036, excluding any patent term adjustments and any patent term extensions, and any U.S. patents that may issue from the pending U.S. non‑provisional patent applications would be projected to expire between 2036 and 2042, excluding any patent term adjustments and any patent term extensions.

FA

Exclusive of our platform technologies, our FA program includes eight patent families. We have filed one pending U.S. non‑provisional patent application, and have also exclusively licensed three U.S. patents, six pending U.S. non-provisional patent applications, 15 granted patents and 43 pending patent applications in foreign jurisdictions. We have also licensed one pending international patent application. The issued U.S. patents are projected to expire between 2036 and 2038, excluding any patent term adjustments and any patent term extensions, and any U.S. patents that may issue from the pending U.S. non-provisional patent applications would be projected to expire between 2036 and 2044, excluding any patent term adjustments and any patent term extensions.

CPVT

Exclusive of our platform technologies, our CPVT program includes two patent families. We have one pending international patent application and have exclusively licensed one pending U.S. non-provisional patent application and 3 granted patents and five pending patent applications in foreign jurisdictions. Any U.S. patents that may issue from the pending U.S.

non‑provisional patent applications currently pending would be projected to expire in 2039, excluding any patent term adjustments and any patent term extensions.

Platform Technologies

We own or license patents, patent applications and know-how related to various platform technologies. Certain of these technologies may be applicable to one or more of our current or future gene therapy candidates.

Our capsid program includes three patent families related to modified AAV capsids. We have filed or licensed two pending U.S. patent applications, 15 pending patent applications and one granted patent in foreign jurisdictions, and one pending international patent application. Any U.S. patents that may issue from the pending U.S. non-provisional patent application would be projected to expire in 2040, excluding any patent term adjustments and any patent term extensions.

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

FA212 LLC Asset Purchase Agreement

In September 2024, we entered into a purchase agreement with FA212 for the purchase of certain intellectual property, including patents and assigned licenses, related to a preclinical drug candidate, which we now refer to as SGT-212, assigned manufacturing contracts as well as research and development materials such as manufactured materials and samples. The assets include an exclusive license for the gene therapy underlying SGT-212 from the University of Pennsylvania.

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

In February 2025, we made the first milestone payment of 975,496 shares of our common stock to FA212 following the FDA’s clearance of our IND for SGT-212 for the treatment of FA. In January 2026, we made the second milestone payment of 1,316,899 shares of our common stock to FA212 following the dosing of the first participant in the Phase 1b FALCON clinical trial of SGT-212.

As part of the asset purchase, we also acquired sufficient GMP clinical materials from FA212 to supply the ongoing Phase 1b clinical trial of SGT-212.

Maugeri License Agreement

In June 2023 we entered into a license agreement (the “Maugeri License Agreement”) with ICS Maugeri S.p.A. SB (“Maugeri”) to focus on our development and commercialization of cardiac-related products based on Maugeri’s inventions. Pursuant to the Maugeri License Agreement, Maugeri granted us an exclusive worldwide sublicensable license in certain Maugeri patent rights, including existing patent rights, and those in any improvements or know-how made in performance of the Maugeri License Agreement, and a non-exclusive worldwide sublicensable license in certain Maugeri know-how, including existing know-how, and on any improvement thereto, in each case, subject to certain conditions, that is necessary or reasonably useful to develop licensed products under the terms of the Maugeri License Agreement. We will conduct certain activities agreed to by the parties with respect to the research and development of licensed products. A condition precedent to the effectiveness of the Maugeri License Agreement was regulatory review in Italy, which was completed in the third quarter of 2023 and, upon the completion of the condition precedent, the Maugeri License Agreement became effective.

We paid Maugeri an upfront license fee of €1.5 million, which was recorded as research and development expense during the second quarter of 2023. Additionally, we agreed to cumulative developmental, regulatory, and commercial milestone payments of up to €15.0 million, cumulative sales milestone payments of up to €15.0 million, upon achievement of specified milestone events, and tiered royalties on worldwide net sales in the low-to-mid-single-digits. Under the Maugeri License Agreement, we paid a €1.0 million milestone payment to Maugeri in August 2025. There were no milestones achieved during the year ended December 31, 2024.

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

In consideration for the rights granted by the agreement, we paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. We are required to reimburse the University of Washington for costs incurred in applying for, prosecuting and maintaining patents and pay up to an aggregate of approximately $1 million upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2025 and 2023. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. In October 2020, the license agreement was amended such that we were required to pay the University of Washington $375 thousand in connection with the execution of the collaboration and license agreement (“the Collaboration Agreement”) with Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) in October 2020. This payment was recorded as a research and development expense in the fourth quarter of 2020. The license agreement was also amended such that we are required to pay an aggregate of approximately $3.4 million upon the achievement of certain milestones. We must also pay royalties of a low single digit percentage of future sales by us and our sublicensees of products developed under the licensed patent rights. In addition, we must pay an annual maintenance fee until certain milestones are achieved, at which time a minimum annual royalty requirement will replace such maintenance fee and will apply to us and our sublicensees.

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

The University of Missouri License Agreement

In 2015, we entered into a license agreement with the Curators of the University of Missouri (the “University of Missouri”), a public corporation of Missouri, under which we obtained an exclusive, royalty-bearing, sublicensable, worldwide license under certain patents and patent applications owned by the University of Missouri relating to a novel synthetic microdystrophin gene to make, sell and distribute products for use in the treatment of Duchenne and related disease indications resulting from a lack of functional dystrophin.

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

There were no material milestones achieved during the years ended December 31, 2025 and 2024. We must pay a royalty of a low single digit percentage of future sales or by its sublicensees of products developed using the licensed patents. In addition, we must pay an annual maintenance fee until certain milestones are achieved, after which time a minimum annual royalty will replace such maintenance fee.

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

University of Florida License Agreements

We, and our subsidiary AavantiBio Inc. (“AavantiBio”), have entered into several license agreements with the University of Florida Research Foundation, Inc. (“UFRF”). Broadly, the agreements relate to FA and certain early-stage cardiac candidates, including SGT-401, SGT-601 and SGT-701. Under each agreement we obtained an exclusive, royalty-bearing, sublicensable, world-wide license to certain patents and patent applications and a royalty-bearing non-exclusive license under the know‑how, to make, have made, use, see, have sold, import and export licensed products. UFRF retains the right to practice the patent rights and know-how for internal non-commercial research, including research sponsored by commercial entities, and educational purposes.

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

Mayo Clinic Collaboration and License Agreement

In December 2024, we entered into a collaboration, patent and know-how license agreement with Mayo to further advance our research and development efforts in the field of genetic therapies, particularly for rare and debilitating cardiac diseases. This partnership focuses on leveraging Mayo’s expertise in clinical research and our cutting-edge gene therapy platforms to explore innovative treatment options.

As part of the collaboration, we will be providing manufactured viral materials and chemistry, manufacturing and controls know-how to Mayo while Mayo will be responsible for supporting all preclinical research through IND-enabling studies for six programs. We will then be responsible for the clinical development of programs chosen by us to develop. Under the terms of the collaboration, we and Mayo agreed to share intellectual property rights arising from the collaboration, while we retain exclusive rights to commercialize any resulting approved therapies.

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

Outlicensing Agreements

From time to time, we enter into non-exclusive license and collaboration agreements for the out-licensing of POLARIS-101TM , our proprietary, rationally designed capsid technology used in SGT-003, to both companies and academic institutions pursuing treatments for rare diseases. These arrangements may entitle us receive non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost reimbursement arrangements, product supply and royalty payments as a percentage of worldwide license product sales. At December 31, 2025, potential future milestone payments we may be entitled to under these agreements totaled an aggregate of $97.1 million.

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

We are aware of a number of companies and research institutions developing gene transfer programs progressing in Duchenne. For example, in June 2023, Sarepta Therapeutics, Inc. (“Sarepta”) received accelerated approval for its gene therapy candidate ELEVIDYS® for the treatment of ambulatory pediatric patients aged 4 through 5 years with Duchenne. In June 2024, Sarepta announced an expanded US approval of ELEVIDYS® for patients who are at least 4 years of age including full approval for ambulatory Duchenne patients and accelerated approval for non-ambulatory Duchenne patients. Following two reported cases of acute liver failure resulting in death, Sarepta agreed with FDA to a boxed warning for acute liver injury and acute liver failure and the removal of the non-ambulatory population from the Indication and Usage section of the Prescribing Information for ELEVIDYS®.

We are also aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfers for Duchenne, including Genethon with a product candidate currently being evaluated in a Phase 1/2/3 clinical trial, REGENXBIO Inc. with a product candidate in Phase 1/2/3 clinical development and Insmed Incorporated, with product candidate INS1201 currently being evaluated in a Phase 1 clinical trial.

There are other approaches to treat Duchenne that are either currently marketed or in development including antisense oligonucleotides, histone deacetylase (“HDAC”) inhibitors, myosin inhibitors, cell therapies and gene editing. Notably, Sarepta has received accelerated approval for three therapies including Exondys 51, Vyondys 53 and Amondys 45 targeting exons 51, 53 and 45, respectively; Nippon Shinyaku received accelerated approval for Viltepso to treat exon 53 amenable patients; Avidity Biosciences is developing Del-zota to treat exon 44; Wave Life Sciences is developing WVE-N531 to treat exon 53 amenable patients; Dyne Therapeutics is developing DYNE-251 to treat exon 51 amenable patients; BioMarin Pharmaceutical is developing BMN 351 to treat exon 51 amenable patients; and Entrada Therapeutics is developing ENTR‑601‑44, ENTR-601-45, ENTR-601-50, and ENTR-601-51 for exon 44, 45, 50 and 51 amenable patients, respectively.

Italfarmaco received FDA approval for its HDAC inhibitor, Givinostat, in Duchenne patients who are at least 6 years of age. Edgewise Therapeutics is developing Sevasemten, a fast skeletal myosin inhibitor, for Duchenne and Becker muscular dystrophies. Capricor Therapeutics is developing Deramiocel, an allogeneic cardiosphere-derived cell therapy product candidate. Satellos Bioscience is developing SAT-3247, an oral small molecule product candidate. Precision BioSciences is in preclinical development for gene editing product candidate, PBGENE-DMD.

We are also aware of a number of companies and research institutions developing gene transfer programs in FA. For example, Lexeo Therapeutics is developing an IV gene therapy to treat the cardiac manifestations of FA. Other competitors currently developing gene therapies to treat FA are in preclinical development, including Neurocrine Biosciences in collaboration with Voyager Therapeutics and Capsida Biotherapeutics. We are also aware of other companies developing non-gene therapies for FA, such as Design Therapeutics, Larimar Therapeutics, PTC Therapeutics and Papillon Therapeutics. Biogen’s SKYCLARYS® (omaveloxolone) was approved for the treatment of FA in adults and adolescents aged 16 and older by the FDA and the European Commission in February 2023 and February 2024, respectively.

We are also aware of several companies and research institutions conducting clinical trials in small molecule product candidates focused on CPVT, including Cardurion Pharmaceuticals, Inc. with an orally administered CAMKII-delta inhibitor candidate in a Phase 2 clinical trial.

Government Regulation and Product Licensure

U.S. Government Regulation and Product Licensure

In the United States, biologic products including gene therapy products, such as our lead candidates, are licensed for marketing by the FDA under the Public Health Service Act (“PHS Act”), and regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), as well as by other federal, state and local statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding rules and regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, recordkeeping, distribution, marketing, pricing, post-approval monitoring, reporting, advertising and other promotional practices involving biologic products. FDA approval must be obtained before conducting human clinical testing of biologic products. FDA must license a biologic product before it may be marketed within the United States.

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
•
approval by an institutional review board (“IRB”), reviewing each clinical site before each clinical trial may be initiated;
•
approval by an institutional biosafety committee (“IBC”), assessing the safety of the clinical research and identifying any potential risk to public health or the environment;
•
performance of adequate and well controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (“GCPs”), and any additional requirements for the protection of human research subjects and their health information, to establish the safety, potency and purity of the proposed biologic product for each of its intended uses;
•
preparation and submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity and potency from results of preclinical testing and clinical trials, and detailed information about the chemistry, manufacturing and controls (“CMC”) for the product, reports of the outcomes and full data sets of the clinical trials and proposed labeling and packaging for the product;
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
•
FDA review and licensure of the BLA for particular indications in the United States; and
•
compliance with any approval or post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and the potential requirement to conduct post-approval studies.

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

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FD&C Act and PHSA that required animal testing in support of a BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems or bioprinted or computer models. In April 2025, the FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies, such as organ-on-a-chip systems, computational modeling, and advanced in vitro assays.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring committee (“DMC”). This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Clinical trials involving recombinant DNA also must be reviewed by an IBC a local institutional committee that reviews and oversees basic and clinical research and utilizes recombinant DNA at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials. Unlike most guidance documents issued by the FDA, the diversity action plan guidance, when finalized, will have the force of the law because FDORA specifically dictates that the form and manner for submission of diversity action plans are specified in FDA guidance. In January 2025, in response to an executive order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. That action, along with similar actions by the Trump administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. In July 2025, the U.S. District Court for the District of Columbia ruled that the Trump administration’s actions to remove these webpages, including the draft diversity action plan guidance, are unlawful under the Administrative Procedure Act. The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft diversity action plan guidance to its website with a statement that information on the webpage may be modified and/or removed in the future subject to the terms of the court’s order and implemented in accordance with applicable law. Accordingly, there is considerable uncertainty surrounding the draft guidance and how the FDA will consider diversity action plans in connection with its review of BLAs.

In September 2025, the FDA issued final guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the International Council for Harmonisation’s updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise.

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

Finally, sponsors of certain clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The PHSA grants the Secretary of Health and Human Services (the “HHS”), authority to issue a notice of noncompliance to a responsible party to failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. As of December 30, 2025, the FDA has issued eight notices of non-compliance, signaling the government’s willingness to enforce these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FD&C Act with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by the 21st Century Cures Act (“the Cures Act”), passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy. In October 2025, the FDA issued final guidance further clarifying the statutory and regulatory requirements governing expanded access.

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

Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. CBER’s Office of Therapeutic Products is responsible for the review of gene therapy and related products, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The NIH also advises the FDA on gene therapy issues and other issues related to emerging technologies. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.

If a gene therapy trial is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documents must be submitted to, and the study registered with, the NIH Office of Biotechnology Activities, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules (“NIH Guidelines”). Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA. However, many companies and other institutions, not otherwise subject to the NIH Guidelines, voluntarily follow them.

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

Finally, for a gene therapy product and where applicable, the FDA also will not approve the product if the manufacturer is not in compliance with good tissue practices (“GTP”). These standards are found in FDA regulations and guidance that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products (“HCT/Ps”), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that T-cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003 (“PREA”), a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act (“FDASIA”). The FDA also maintains a list of diseases that are exempt from the requirements PREA, due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under the PREA.

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

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each BLA must be accompanied by a significant user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2026 is approximately $4.7 million for an application requiring clinical data. The sponsor of an approved BLA is also subject to an annual program fee, which for federal fiscal year 2025 is currently $442,213 per eligible prescription product. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

The FDA reviews a BLA within 60 days of submission to determine if it is substantially complete before the agency accepts it for filing, and it must so notify the sponsor of that determination within the 60 days. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File (“RTF”) determination to the sponsor. The BLA may be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. In October 2025, the FDA issued internal guidance clarifying that “materially incomplete or inadequately organized” applications that would not permit timely, efficient and complete review will be the subject of a RTF determination. The internal guidance also provides that the agency will issue a RTF determination for an application that relies on a single adequate and well-controlled investigation to support approval if prior communications with the FDA determined the need for more than one clinical study and any justification for a single investigation is inadequate. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA.

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

Decisions on a BLA

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter (“CRL”) or an approval letter. To reach this determination, the FDA must determine that the expected benefits of the proposed product outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product in the BLA.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. Additionally, the CRL may include recommended actions that the sponsor might take to place the application in a condition for approval. If a CRL is issued, the sponsor may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. For those seeking to challenge FDA’s CRL decision, the agency has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution. While CRLs were previously treated by the FDA as confidential and were only disclosed in action packages for approved products, the FDA announced in September 2025 that it will now release CRLs promptly after they are issued to sponsors. Since that announcement, the FDA has posted a number of CRLs on its website.

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

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act and the companion Health Care and Education Reconciliation Act (“Health Care Reform Law”), which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”). That Act established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. To date, the FDA has approved a number of biosimilars and it has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHS Act.

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

As of December 27, 2020 (enacted as part of the Consolidated Appropriations Act, 2021), the “patent dance”lists became public information as listed in the Purple Book (FDA’s “Database of Licensed Biological Products”). In particular, reference product BLA holders must submit to the FDA within 30 days of exchanging a patent list (patents with expiry dates) with a biosimilar applicant, as well as any supplemental lists. This information was previously maintained as confidential as between the BLA holder and biosimilar applicant. Despite publication of these lists, a BLA holder may assert other patents against future filers, and does not exclude enforcement of newly granted patents.

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

Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different indications. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA issued final guidance in September 2021 suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or capsids. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Orphan medicinal product status in the European Union has similar, but not identical, benefits.

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. In February 2025, in a case challenging the scope of orphan drug exclusivity, a federal district court in Washington, D.C. fully embraced the reasoning of a prior decision from the Court of Appeals for the 11th Circuit holding that the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” In April 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

None of these expedited programs change the standards for approval but they may help expedite the development or approval process of product candidates. Even if a product candidate qualifies for one or more of these designations or programs, there is no guarantee it would result in approval of our marketing applications or that such approval, if granted, would be on an expedited basis.

Rare Pediatric Disease Designation and Priority Review Vouchers

In 2012, Congress enacted the FDASIA, requiring the FDA to award priority review vouchers (“PRVs”) to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of “rare pediatric diseases” by, upon initial approval of an application meeting certain specified criteria, providing companies with a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease product receiving a PRV may sell or otherwise transfer the voucher to another company. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted an application relying on the priority review voucher. The FDA may also revoke any PRV if the rare pediatric disease product for which the voucher was awarded is not marketed in the United States within one year following the date of approval.

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

Commissioner’s National Priority Voucher

In June 2025, the FDA created a new voucher program called the Commissioner’s National Priority Voucher (“CNPV”), to expedite the development and approval of new drug products. Vouchers may reportedly be redeemed by sponsors to shorten the review time of a BLA from approximately 10-12 months to 1-2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a 1-day meeting.

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

Further, although physicians may prescribe legally available products for unapproved uses or patient populations, which are commonly referred to as “off-label uses,” manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a biologic. If a company is found to have promoted off-label uses, it may become subject to administrative and judicial enforcement by the FDA, the Department of Justice (“DOJ”), or the Office of the Inspector General of the HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non‑misleading communication regarding off-label information, such as distributing scientific or medical journal information. For example, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) and its implementing regulations, as well as the Drug Supply Chain Security Act (“DSCSA”), which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market. Manufacturers were required by November 2023 to have such systems and processes in place to comply with the DSCSA, but, so as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time. For wholesale drug distributors, the final DSCSA deadline was August 27, 2025, marking the date for mandatory transition to a fully electronic, interoperable system for tracking prescription drugs at the package level throughout the United States.

U.S. Patent Term Restoration

Depending upon the timing, duration and specifics of FDA approval of product candidates, some of a sponsor’s U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent terms lost during product development and FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period generally is one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biologic product is eligible for the extension, the application for the extension must be submitted prior to the expiration of the patent, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Moreover, a given patent may only be extended once based on a single product. The USPTO in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under The Health Insurance Portability and Accountability Act (“HIPAA”), the HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans, and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials will be regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC's evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

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

In 2018, California passed into law the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020, and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation (“GDPR”), including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency—the California Privacy Protection Agency—whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, a number of states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime over the next several years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws that will go into effect over the next several years. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Some states have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

With the exception of the European Union and European Economic Area (“EEA”), applying the harmonized regulatory rules for medicinal products, the approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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

Clinical Trial Approval in the European Union

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 (“CTR”) became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union (“EU Member State”) will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

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

PRIME Designation

In March 2016, the EMA, launched the PRIority MEdicines (“PRIME”) initiative to foster research and development of medicines that may offer a major therapeutic advantage over existing treatments, or benefit patients without treatment options. PRIME aims to strengthen clinical trial designs to facilitate the generation of high-quality data for the evaluation of an application for marketing authorization. To be accepted for PRIME, a medicine has to show its potential to benefit patients with unmet medical needs based on preclinical and/or early clinical data. These medicines are considered priority medicines within the European Union.

After an investigational candidate has been selected for PRIME, developers are assigned a rapporteur from the Committee for Human Medicinal Products (“CHMP”), to provide continuous support and help to build knowledge ahead of a marketing authorization application (“MAA”). A multidisciplinary group of experts will provide broader guidance on the overall development plan and regulatory strategy of the product. Companies are also eligible for accelerated assessment at the time of their regulatory application.

Pediatric Studies

Sponsors developing a new medicinal product must agree upon a Pediatric Investigation Plan (“PIP”) with the EMA’s pediatric committee (“PDCO”), and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date.

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

The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. Advanced-therapy medical products include gene therapy medicine, somatic cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for somatic cell therapy medicinal products and require that we comply with these new guidelines. Similarly, complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing candidates, but that remains uncertain at this point.

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

Conditional Marketing Authorization

In specific circumstances, European Union legislation on Conditional Marketing Authorizations for Medicinal Products for Human Use, or conditional marketing authorization, enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if the risk‑benefit balance of the product candidate is positive, it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data, the product fulfills unmet medical needs and the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data.

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

Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten year market exclusivity period, the EMA or the competent authorities of the Member States of the European Economic Area, (“EEA”) cannot accept an application for a marketing authorization for a similar medicinal product for the same indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The sponsor will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (the “MHRA”) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol as amended by the “Windsor Framework”. As of January 1, 2025, the MHRA is responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (the “HMR”) as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the European Union.

As of January 1, 2024, a new international recognition procedure (“IRP”) applies which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RR notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or a positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self‑certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. There is currently one pending litigation against the EU-U.S. Data Privacy Framework before the CJEU. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy

Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue may further impact our business operations in the EU.

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
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
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
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Health Care Reform Law, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”) within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare professionals and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Pharmaceutical Insurance Coverage and Health Care Reform

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third‑party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost‑effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

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

Since enactment of the Health Care Reform Law, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Patient Protection and Affordable Care Act (“PPACA”) brought by several states without specifically ruling on the constitutionality of the PPACA. Litigation and legislation over the Health Care Reform Law are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”), but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. Several states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. In January 2024, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. Florida will also need to relabel the products and perform quality testing of the products to meet FDA standards.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act (the “IRA”), has been delayed by Congress to January 1, 2032.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Medicare Part D drugs in 2027, 15 Medicare Part B or Part D drugs in 2028, and 20 Medicare Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With passage of the One Big Beautiful Bill Act, or OBBBA, in July 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. In August 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions and the prices will become effective January 1, 2026. In January 2025, CMS announced the next 15 drug and biologic prices that will be subject to the IRA’s price negotiation provisions. CMS issued a public statement on January 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Most of these cases are now on appeal. In October 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases, and in April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard arguments in an additional three cases. In May 2025, the U.S. Court of Appeals for the Third Circuit rejected a challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

In April 2025, President Trump issued an executive order which directs HHS to take steps to reduce the prices of pharmaceutical products. The executive order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the executive order relate to the 340B drug discount program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. With respect to the IRA’s Medicare drug pricing program, the executive order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

Further, in May 2025, the President issued an additional executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The executive order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The executive order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the referenced foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. HHS also indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product per capita of at least 60% of the U.S. gross domestic product per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and could result in litigation.

More recently, in July 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 2025 executive order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, repatriate increased revenues earned abroad to lower prices for American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations lower prices for new drugs than the prices offered for such products in the United States. Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers.

Separately, on December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as Organisation for Economic Co-operation and Development countries with a gross domestic product of $400 billion and a per capita GDP that is at least 60% of the US per capita GDP (an initial list of 19 reference countries is included in the proposed rule). These pilot programs are proposed to go into effect beginning October 1, 2026.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payors are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs.

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

As of December 31, 2025, we employed 121 full-time employees, including 89 in research and development and 32 in general and administrative positions, and of which 26 of our employees hold Ph.D. or M.D. degrees.

Corporate Information

Our principal executive offices are located at 500 Rutherford Avenue, Third Floor, Charlestown, Massachusetts 02129 and our telephone number is (617) 337-4680. Our website address is www.solidbio.com. The information contained in, or accessible through, our website does not constitute a part of this Annual Report on Form 10-K.

We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Since inception, we have incurred significant net losses. Our net losses were $174.3 million and $124.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $957.8 million. Prior to our acquisition of AavantiBio, Inc. in December 2022 (the “Acquisition”) we devoted substantially all of our efforts to research and development, including clinical development of SGT-001, which we are no longer developing, and preclinical development of SGT-003, as well as to building out our management team and infrastructure. Following the Acquisition, we have devoted our efforts to the research and development of our other Candidates, including clinical development of SGT‑003, SGT‑212 and SGT-501, as well as building out our management team. We expect that it could be several years before we have a commercialized product, and we may never have a commercialized product. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•
enroll participants in our INSPIRE DUCHENNE, IMPACT DUCHENNE, FALCON and ARTEMIS trials and advance clinical development of SGT-003, SGT-212 and SGT-501;
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

We may never achieve or maintain profitability. To become and remain profitable, we must develop and eventually commercialize one or more Candidates with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we enroll participants in and conduct the INSPIRE DUCHENNE, IMPACT DUCHENNE, FALCON and ARTEMIS trials and continue to develop our pipeline and complete ongoing and planned preclinical studies and clinical trials of our Candidates, obtain marketing approval for our Candidates, develop adjacent technologies such as assays, develop and validate commercial-scale manufacturing processes, manufacture, market and sell any future Candidates for which we may obtain marketing approval and satisfy any post-marketing requirements. Moreover, the manufacturing process requires materials which may fluctuate in cost or be limited or unavailable to us, as well as relationships with contract development and manufacturing organizations (“CDMOs”) to facilitate the manufacturing process. We may never succeed in any of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our Candidates. In addition, if we obtain marketing approval for our Candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2025, together with the net proceeds from our private placement that closed in March 2026, will be sufficient to fund our operating expenses and capital requirements into the first half of 2028, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of our Candidates.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of the INSPIRE DUCHENNE, IMPACT DUCHENNE, FALCON and ARTEMIS trials and any future clinical trials of our Candidates;
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

Identifying potential candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to submit a Biologics License Application (“BLA”) or obtain marketing approval and achieve product sales. In addition, our Candidates, if approved, may not achieve commercial success. Our product revenue, if any, will be derived from or based on sales of our Candidates that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, heightened inflation, interest rate and currency rate fluctuations, global trade programs, tariffs and economic slowdown or recession as well as concerns related to public health emergencies or pandemics and geopolitical events, including civil or political unrest. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring rights to our technology, conducting research and development activities, establishing research and development collaborations, identifying and acquiring Candidates, establishing manufacturing arrangements, undertaking preclinical studies and clinical trials, and licensing of our POLARIS-101TM capsid. As a company, we have limited experience in clinical development. We have not yet demonstrated the ability to complete clinical trials of any Candidate, obtain marketing approvals, manufacture at commercial-scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions our stockholders make about our prospects may not be as accurate as they could be if we had a longer operating history or prior experience integrating acquired businesses into our existing business.

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

We hold a portion of our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts at multiple financial institutions. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) standard deposit insurance limit of $250,000. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations, including payroll obligations.

For example, on March 10, 2023, Silicon Valley Bank (“SVB”) and Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits or investments in a similar manner.

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

Our future success depends on our successful development of our Candidates. Our risk of failure is high. We had experienced problems and delays in developing SGT-001, which we are no longer developing, and may in the future experience problems or delays in developing our Candidates. Any such problems or delays would cause unanticipated costs, and any development problems may not be solved. For example, we or another party may uncover a previously unknown risk associated with our Candidates, the AAV capsid, construct or other issues resulting in toxicity or lack of efficacy that may be more problematic than we currently believe and this may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional clinical testing.

In addition, our ability to conduct and complete our preclinical development testing and studies is contingent on our ability to source animals and other supplies required for the conduct of such testing and studies and the performance of animal models.

If we are unable to obtain all necessary animals and other supplies required for the conduct of our preclinical testing and studies, or the animal models do not perform as expected, we may be unable to complete such preclinical development testing and studies in a timely manner or at all. For example, some of our IND-enabling toxicology and other studies require certain NHPs that may be imported from countries in which trade relation with the U.S. are or may become challenging or through vendors who may not be able to timely source certain NHPs or at all, which may impair our ability to complete preclinical development testing and studies to support IND or similar applications or delay submission of such applications. Additionally, we may fail to demonstrate adequate Candidate efficacy and/or safety as required by regulatory authorities. We may fail to access relevant, adequate, or necessary animal models, including genetic models of disease and non-human primates in particular, for use in such studies as requested by regulatory authorities. We may also experience substantial delays as a result of our reliance on contract research organizations (“CROs”) to conduct all animal model experimentation necessary to assess the efficacy and safety of our Candidates. Any of these factors may result in delays to Candidate progression, inability to obtain regulatory approval, and/or substantial increases in Candidate development costs.

In addition, the product specifications and the clinical trial requirements of the FDA, the European Commission, the European Medicines Agency (the “EMA”) and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. The regulatory approval process for novel product candidates such as ours is unclear and can be more expensive and take longer than for other, better known or more extensively studied product candidates. To our knowledge, only a limited number of gene transfer products have been approved for commercialization in the United States and the European Union. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our gene transfer Candidates in either the United States or the European Union, if at all. Approvals by the European Commission may not be indicative of what the FDA may require for approval and vice versa.

Our Candidates may cause undesirable side effects or have other properties that could delay or prevent their clinical development, regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

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

Adverse side effects may be observed following administration of any AAV gene therapy, including SGT-003 or other Candidates. Not all contemplated AAV delivery systems have been validated in human clinical trials previously, such as POLARIS-101TM, which is a novel capsid. If a delivery system does not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of SGT-003 or other Candidates. If certain adverse side effects were to occur in the future and we are unable to demonstrate that they were not caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, SGT-003 or other Candidates for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect participant recruitment or the ability of enrolled participants to complete the clinical trial. Participants will also create antibodies to the AAV capsid and a second administration of gene transfer might not be safe or successful.

Additionally, if one or more of our Candidates receive marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure that the benefits outweigh the risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by our Candidates, several potentially significant negative consequences could result, including:

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

In November 2019, the FDA placed a clinical hold on our clinical trial of SGT-001 following a serious adverse event in IGNITE DMD. The third participant in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event deemed related to the study drug that was characterized by complement activation, thrombocytopenia, decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency. In April 2021, an eighth participant was treated with SGT-001. The participant experienced a systemic inflammatory response which has since fully resolved. The event was classified as a serious adverse event and considered by the investigator to be drug related. While SGT-003 utilizes POLARIS-101TM , a different capsid than was utilized in SGT-001, and includes other changes to the construct and manufacturing process to help avoid or mitigate any such events, we cannot guarantee that similar serious adverse events or clinical holds will not happen in ongoing and future clinical trials of SGT-003. We also cannot guarantee that similar serious adverse events or clinical holds will not happen in planned and future clinical trials of any of our other Candidates.

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

We are early in our development efforts and we have never completed a clinical trial. We are conducting our INSPIRE DUCHENNE trial of SGT-003, our IMPACT DUCHENNE trial of SGT-003, our FALCON trial of SGT-212 and our ARTEMIS trial of SGT-501. Our other current Candidates are still in the preclinical and discovery stages of development. Preclinical studies involve a lengthy and expensive process with an uncertain outcome. There are many potential preclinical models to test for different disease states, and we could fail to choose the best or a predictive preclinical model to determine proof of concept and potential safety and efficacy of our Candidates. We may decide to suspend further testing on our Candidates or technologies if, in the judgment of our management and advisors, the preclinical test results do not support further development.

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
•
failure to perform in accordance with FDA good clinical practices (“GCPs”) or applicable regulatory guidelines in the European Union and other countries;
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

We do not have the personnel capacity to conduct or manage the clinical trials that will be necessary for the development of our Candidates. We are relying on third parties to manage, monitor and conduct our INSPIRE DUCHENNE, IMPACT DUCHENNE, FALCON and ARTEMIS trials and we expect we will rely, on third parties to assist us in managing, monitoring and conducting any planned or future clinical trials. If these third parties fail to comply with applicable regulations or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures and, therefore, clinical trials for SGT-003, SGT-212, SGT-501 or other Candidates may be delayed or unsuccessful.

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

Identifying and qualifying participants to participate in any clinical trials of SGT-003, SGT-212, SGT-501 and our other Candidates are critical to our success. Because of our primary focus on rare diseases, we may have difficulty enrolling a sufficient number of eligible participants. The timing of any clinical trials depends on our ability to recruit participants to participate as well as complete required follow-up periods. If participants are unwilling or unable to participate in our gene therapy clinical trials, including because of negative publicity from adverse events related to our Candidates, other approved therapies, or due to competitive clinical trials or approvals for similar participant populations, clinical trials in products employing our capsid or our platform or for other reasons, the timeline for recruiting participants, conducting clinical trials and obtaining regulatory approval of SGT-003, SGT-212, SGT-501 or other Candidates may be delayed. We may also experience delays if participants withdraw from the clinical trial or do not complete the required monitoring period. Furthermore, we may face difficulties in recruiting participants to enroll in, or once enrolled, retaining participants in future clinical trials if they or their caretakers are affected by public health emergencies or pandemics or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of public health emergencies or pandemics or other unforeseen events. These delays could result in increased costs, delays in advancing SGT-003, SGT-212, SGT-501 or other Candidates, delays in testing the effectiveness of our Candidates or termination of clinical trials altogether.

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

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse participant populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an executive order issued by the President earlier in January 2025 on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the current U.S. presidential administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of marketing applications.

We plan to conduct clinical trials at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.

We plan to conduct clinical trials, including the INSPIRE DUCHENNE, IMPACT DUCHENNE and ARTEMIS trials, with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted at sites outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, where data from foreign clinical trial sites are not intended to serve as the sole basis for approval in the United States, the FDA will not accept the data as support for a marketing application unless the clinical trial was well designed and conducted in accordance with GCP requirements. The FDA must also be able to validate the data from the trial through an onsite inspection, if necessary. Where data from foreign clinical trial sites are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, these clinical trials are subject to the applicable local laws of the jurisdictions where the trials are conducted. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR aims to simplify and streamline the authorization, conduct and transparency of clinical trials in the European Union. We have only recently secured authorization to conduct clinical trials in the European Union pursuant to the CTR and, accordingly, there is a risk that we may be delayed in commencing any such studies. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to drug manufacturers or quality assurance standards applicable to medical device manufacturers, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, any contract manufacturers we may engage in the future, our future collaborators and their contract manufacturers will also be subject to other regulatory requirements, including submissions of safety and other post‑marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to clinicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product such as the requirement to implement a REMS.

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

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, Medicines and Healthcare products Regulatory Agency (“MHRA”), and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. Physicians may nevertheless prescribe our products off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our products for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency, such as the FDA, acted within its statutory authority under the Administrative Procedure Act (the “APA”). Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and Centers for Medicare & Medicaid Services (the “CMS”), that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services (“HHS”), the FDA, the Federal Trade Commission (“FTC”), and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug, and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

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

Even if we receive FDA approval of one or more of our Candidates in the United States, approval of a Candidate in the United States by the FDA does not ensure approval of such Candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Future sales of our Candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials, manufacturing and marketing approval. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. If we submit a marketing authorization application (“MAA”) to the EMA for approval of SGT-003, SGT-212, SGT-501 or other Candidates in the European Union, obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our Candidates in certain countries.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023, with several amendments requested in April 2024. In December 2025, the European Parliament and European Council reached a provisional political agreement on the revision of EU pharmaceutical legislation, which is expected to be adopted by mid-2026. Key changes include updating regulatory data exclusivity to a new system with a regulatory data protection period of eight years and a reduced market exclusivity period of one year (which can be extended if specific conditions are fulfilled), adding launch/supply obligations, incentivizing antibiotic innovation with transferable vouchers, and streamlining approval procedures in the EU. If the legislation is finalized in line with the provisional political agreement, it will have a significant impact on the pharmaceutical industry.

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

In 2025, the Trump Administration imposed a series of tariffs against U.S. trading partners pursuant to the International Emergency Economic Powers Act. On February 20, 2026, the U.S. Supreme Court ruled these tariffs unlawful. The Trump Administration immediately imposed new global tariffs pursuant to Section 122 of the Trade Act of 1974, which allows for tariffs of up to 15% for a period of up to 150 days.

Separately, in April 2025, the Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the United States would face a 100% tariff. At the same time, President Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the United States. Thereafter, President Trump delayed the October 1, 2025 effective date of the tariffs on branded or patented pharmaceutical products announcing that the Trump Administration had now “begun preparing” tariffs on manufacturers that do not build in the United States or enter into a most-favored-nation drug pricing agreement with the Trump Administration. A host of other U.S. tariff actions remain possible, including additional 25% tariffs on products from countries that do certain business with Iran or Cuba.

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

Regulatory requirements governing gene therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of gene therapy products. For example, in the United States, the FDA has established the Office of Therapeutic Products within the Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials may also be subject to review and oversight by an institutional biosafety committee, a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

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

The FDA has granted orphan drug designation to SGT-003 for the treatment of Duchenne, SGT-212 for the treatment of FA and to SGT-501 for the treatment of CPVT.

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

The FDA Reauthorization Act of 2017 (“FDARA”) requires that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. FDARA reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority.

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

We may seek approval of one or more of our Candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate or intermediate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate or intermediate endpoint is reasonably likely to predict long-term clinical benefit. Given that expression of microdystrophin has not yet been established to predict long-term clinical benefit, it is not currently accepted, and it is possible the FDA and/or other applicable regulatory agencies could decide never to accept it, as a surrogate endpoint for the accelerated approval pathway for the treatment of Duchenne.

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

The FDA has granted fast track designation to SGT-003 for the treatment of Duchenne, SGT-212 for the treatment of FA and SGT-501 for the treatment of CPVT.

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

Further, there is substantial uncertainty as to how measures being implemented by the US government administration will impact the FDA, CMS and other federal agencies with jurisdiction over our activities. If oversight and review activities by the FDA and comparable foreign regulatory authorities are disrupted due to funding cuts, personnel losses, reductions in force, regulatory reform or government shutdown, then our ability to develop and/or secure timely approval of our product candidates could be impacted in a negative manner. For example, the recent loss of FDA leadership and personnel, including due to a significant reduction in force, could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year. Similarly, efforts by the new administration to substantially reduce or delay research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

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

We are aware of a number of companies and research institutions developing gene transfer programs progressing in Duchenne. For example, in June 2023, Sarepta Therapeutics, Inc. (“Sarepta”) announced that it had received accelerated approval for its gene therapy candidate ELEVIDYS® for the treatment of ambulatory pediatric patients aged 4 through 5 years with Duchenne. In June 2024, Sarepta announced an expanded US approval of ELEVIDYS® for patients who are at least 4 years of age including full approval for ambulatory Duchenne patients and accelerated approval for non-ambulatory Duchenne patients. We are also aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfers for Duchenne, including Genethon, with product candidate GNT0004 currently being evaluated in a Phase 1/2/3 clinical trial, REGENXBIO Inc., with product candidate RGX-202 currently being evaluated in a Phase 1/2/3 clinical trial and Insmed Incorporated, with product candidate INS1201 currently being evaluated in a Phase 1 clinical trial.

There are other approaches to treat Duchenne that are either currently marketed or in development including antisense oligonucleotides, histone deacetylase (“HDAC”) inhibitors, myosin inhibitors, cell therapies and gene editing. Notably, Sarepta has received accelerated approval for three therapies including Exondys 51, Vyondys 53 and Amondys 45 targeting exons 51, 53 and 45, respectively; Nippon Shinyaku received accelerated approval for Viltepso to treat exon 53 amenable patients; Avidity Biosciences is developing Del-zota to treat exon 44; Wave Life Sciences is developing WVE-N531 to treat exon 53 amenable patients; Dyne Therapeutics is developing DYNE-251 to treat exon 51 amenable patients; BioMarin Pharmaceutical is developing BMN 351 to treat exon 51 amenable patients; and Entrada Therapeutics is developing ENTR‑601-44, ENTR-601-45, ENTR-601-50, and ENTR-601-51 for exon 44, 45, 50 and 51 amenable patients, respectively. Italfarmaco received FDA approval for its HDAC inhibitor, Givinostat, in Duchenne patients who are at least 6 years of age. Edgewise Therapeutics is developing Sevasemten, a fast skeletal myosin inhibitor, for Duchenne and Becker muscular dystrophies. Capricor Therapeutics is developing Deramiocel, an allogeneic cardiosphere-derived cell therapy product candidate. Satellos Biosciences is developing SAT-3247, an oral small molecule product candidate. Precision BioSciences is in preclinical development for gene editing product candidate, PBGENE-DMD.

We are also aware of a number of companies and research institutions developing gene transfer programs in FA. For example, Lexeo Therapeutics is developing an IV gene therapy to treat the cardiac manifestations of FA. Other competitors currently developing gene therapies to treat FA are in preclinical development, including Neurocrine Biosciences in collaboration with Voyager Therapeutics and Capsida Biotherapeutics. We are also aware of other companies developing non-gene therapies for FA, such as Design Therapeutics, Larimar Therapeutics, PTC Therapeutics and Papillon Therapeutics. Biogen’s SKYCLARYS® (omaveloxolone) was approved for the treatment of FA in adults and adolescents aged 16 and older by the FDA and the European Commission in February 2023 and February 2024, respectively.

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

The success of our business depends upon our ability to develop and commercialize our Candidates. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or Candidates or for indications that later prove to have greater commercial potential than our Candidates. For example, in September 2022, we announced that we would be pausing activities for SGT-001, which we are no longer developing.

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

We currently rely on multiple third-party manufacturers for supply of SGT-003, SGT-212 and SGT-501 and plan to rely on third-party manufacturers for our other Candidates. In order to produce sufficient quantities of Candidates for clinical trials and initial U.S. commercial demand, we have and will continue to further optimize and increase the capacity of our manufacturing process at our third-party manufacturers. We may need to make changes to our manufacturing processes, beyond implementation of a transient transfection-based manufacturing process. We may not be able to produce sufficient quantities of drug product due to several factors, including capacity constraints, equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, a public health issue (for example, an outbreak of a contagious disease such as the COVID-19 pandemic), disruption in utility services, human error or disruptions in the operations of our suppliers. We may experience variability with respect to the success and yield between lots that will require continued engagement in process development activities to improve the reproducibility, reliability, quality and consistency of yields of the manufacturing process. Additional manufacturing runs will be required to produce necessary or adequate supply for our future clinical trials and there is no guarantee that all of those runs will be within specifications or produce adequate supply. If we are not able to produce sufficient supply on the timeline expected, our overall development schedule for SGT‑003, SGT-212, SGT-501 and other Candidates could be delayed, and we could incur additional expense. Any such failure could delay or prevent development and commercialization of SGT-003, SGT-212, SGT-501 or other Candidates.

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

We do not independently manufacture material for our ongoing or planned clinical trials and we are utilizing and expect to utilize materials manufactured by cGMP-compliant third-party suppliers. If these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture our Candidates in accordance with quality and regulatory requirements or if there are disagreements between us and these third-party manufacturers, we may not be able to complete, or may be delayed in completing, the clinical trials required for approval of our Candidates. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our Candidates.

Additionally, we rely on our third-party manufacturers for their compliance with the cGMP and their maintenance of adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party suppliers and manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes them to regulatory risks for the production of such materials and products. FDA inspections may identify compliance issues at third‑party manufacturer facilities or at the facilities of third-party suppliers that may disrupt production or distribution, or require substantial resources to correct and prevent recurrence of any deficiencies, and could result in fines or penalties by regulatory authorities. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA‑initiated or judicial action, including fines, injunctions, civil penalties, license revocations, seizure, total or partial suspension of production or criminal penalties, any of which could significantly and adversely affect supplies of our Candidates.

In addition, we do not currently have long-term supply or manufacturing arrangements in place for the production of our Candidates at commercial scale. Although we intend to establish additional sources for long-term supply, from one or more third-party manufacturers, if the gene therapy industry were to grow, we may encounter increasing competition for the materials necessary for the production of Candidates. We may experience difficulties in scaling up production beyond clinical batches. Furthermore, demand for third-party cGMP manufacturing facilities may grow at a faster rate than existing manufacturing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of our Candidates for future clinical trials or to meet initial commercial demand in the United States. We currently rely, and expect to continue to rely, on additional third parties to manufacture materials for our Candidates and to perform quality testing. We intend to maintain third-party manufacturers for these materials, as well as to serve as additional sources of our Candidates, which will expose us to risks including reduced control of manufacturing activities;

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

In particular, our success will depend upon physicians who specialize in the treatment of our pipeline indications, prescribing treatments that involve the use of viral capsids in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion may delay or impair the development and commercialization or demand for any Candidate we may develop. A public backlash developed against gene therapy following the death of a participant in 1999 during a gene therapy clinical trial of research subjects with ornithine transcarbamylase (“OTC”) deficiency, a rare disorder in which the liver lacks a functional copy of the OTC gene. The death of the clinical trial subject was due to complications of adenovirus capsid administration. Dr. James M. Wilson, former chair of our Scientific Advisory Board, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of the University of Pennsylvania. Serious adverse events in our clinical trials, including the events that led to the previously-lifted clinical holds on IGNITE DMD or other clinical trials involving gene transfer products or our competitors’ products, even if not ultimately attributable to the relevant Candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our Candidates, stricter labeling requirements for our Candidates, if approved, and a decrease in demand for our Candidates.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. We expect the cost of a single administration of gene transfer products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our future products, if approved, will depend substantially, both domestically and abroad, on the extent to which the costs of such Candidates will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third‑party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

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

Additionally, in countries where the pricing of gene therapy products is subject to governmental control, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our Candidate to other available therapies. Reimbursement of our products may be unavailable or limited in scope or amount, which would adversely affect our revenue, if any.

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

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

For example, in the United States there is significant interest in promoting health care reform, as evidenced by the enactment of the Patient Protection and Affordable Care Act and the companion Health Care and Education Reconciliation Act (the “Health Care Reform Law”). The Health Care Reform Law increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.

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

In addition to legislative changes resulting from the passage of the Health Care Reform Law, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through the first half of 2032. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester through 2031. These Medicare sequester reductions were suspended through June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our Candidates for which we may obtain regulatory approval or the frequency with which any such Candidate is prescribed or used.

Since enactment of the Health Care Reform Law, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”), Congress repealed the “individual mandate.” The repeal of this provision of the Health Care Reform Law, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the Health Care Reform Law is an essential and inseverable feature of the Health Care Reform Law, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the Health Care Reform Law are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the statute. It is unclear how such litigation and other efforts to repeal and replace the Health Care Reform Law will impact the Health Care Reform Law and our business. Litigation and legislation over the Health Care Reform Law are likely to continue, with unpredictable and uncertain results.

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the Inflation Reduction Act (the “IRA”), was signed into law in August 2022, and the One Big Beautiful Bill Act (“OBBBA”), was signed into law in July 2025. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded companies. The 1% excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to exceptions. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

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

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”), but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. Florida now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. Florida will also need to relabel the products and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from the FDA prior to formally submitting their section 804 importation program proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the FDA and ultimately shortening the review timeline. Further, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law.

Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point‑of‑sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032, by the IRA.

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

On May 12, 2025, the President issued an additional executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The executive order directs the Secretary of HHS to communicate most‑favored‑nation (“MFN”), price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The executive order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, on May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the referenced foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development (“OECD”) with a gross domestic product (“GDP”) per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.

More recently, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025 executive order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations lower prices for new drugs than the prices offered for such products in the U.S. Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers.

In December 2025, CMS, through its Center for Medicare and Medicaid Innovation, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as OECD countries with a GDP of $400 billion and a per capita GDP that is at least 60% of the US per capita GDP (an initial list of 19 reference countries is included in the proposed rule). Comments are due on the proposed pilot program rules on or before February 23, 2026, and the pilot programs are proposed to go into effect beginning October 1, 2026.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers;
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

In 2018, California passed into law the California Consumer Privacy Act (“CCPA”) which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation (“GDPR”), including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

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

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area (“EEA”), and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The UK and the U.S. have also agreed to a U.S.‑UK “Data Bridge”, which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the UK to the United States. In addition to the UK, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. There is currently one pending litigation against the EU-U.S. Data Privacy Framework before the CJEU. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally.

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

Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010 (“Bribery Act”), the U.S. Foreign Corrupt Practices Act (“FCPA”), and other anti-corruption laws that apply in countries where we do business and may do business in the future. The Bribery Act, FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Compliance with the FCPA, in particular, is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

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

We face an inherent risk of product liability exposure related to the testing of SGT-003, SGT-212, SGT-501 and any of our current and future Candidates in preclinical studies and clinical trials and may face an even greater risk if we commercialize any Candidate that we may develop. If we cannot successfully defend ourselves against claims that our Candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e‑mail fraud to cause payments or information to be transmitted to an unintended recipient.

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

Even if issued, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our current and future patent rights may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office (“USPTO”) challenging the validity of one or more claims of patents included in our patent rights. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of the pending patent applications included in our patent rights. We may become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings challenging one or more patents included in our patent rights. For example, competitors may claim that they invented the inventions claimed in patents or patent applications included in our patent rights, such as the microdystrophin we use in SGT-003, prior to the inventors of such patents or patent applications, or may have filed one or more patent applications before the filing of the patents or patent applications included in our patent rights. A competitor who can establish an earlier filing or invention date may also assert that we are infringing their patents and that we therefore cannot practice our technology related to our Candidates as claimed in the patents or patent applications included in our patent rights. Competitors may also contest patents or patent applications included in our patent rights by showing that the claimed subject matter was not patent-eligible, was not novel or was obvious or that the patent claims failed any other requirement for patentability or enforceability. In addition, we may in the future be subject to claims by our or our licensors’ current or former employees or consultants asserting an ownership right in the patents or patent applications included in our patent rights as an inventor or co‑inventor, as a result of the work they performed.

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

Some of the intellectual property rights we have licensed, including such rights licensed from the University of Missouri, the University of Washington and the University of Florida, are stated to have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future Candidates pursuant to the Bayh-Dole Act of 1980 (“Bayh-Dole Act”). These U.S. government rights in certain inventions developed under a government-funded program include a non‑exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention, (ii) government action is necessary to meet public health or safety needs or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, maintaining, enforcing and defending patents on Candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Although our license agreements grant us worldwide rights, certain of our in‑licensed U.S. patents lack corresponding foreign patents or patent applications. For example, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States even in jurisdictions where we and our licensors pursue patent protection. Consequently, we and our licensors may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we and our licensors pursue patent protection, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our inventions in jurisdictions where we and our licensors have not pursued and obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as it is in the United States. These products may compete with our Candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Changes in either the patent laws or the interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes several significant changes to U.S. patent law. Prior to March 2013 in the United States, assuming that other requirements for patentability are met, the first to make the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the invention. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent through various post-grant proceedings administered by the USPTO. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business as, among other reasons, the USPTO must still implement various regulations. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Two cases involving diagnostic method claims and “gene patents” have been decided by the U.S. Supreme Court. On March 20, 2012, the U.S. Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. (“Prometheus”), a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the U.S. Supreme Court, the addition of well understood, routine or conventional activity such as “administering” or “determining” steps was not enough to transform an otherwise patent-ineligible natural phenomenon into patent-eligible subject matter. On July 3, 2012, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the patent claim amounts to significantly more than the natural principle itself should be rejected as directed to patent-ineligible subject matter. On June 13, 2013, the U.S. Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc. (“Myriad”), a case involving patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent-eligible subject matter, but that complementary DNA may be patent-eligible.

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

Moreover, although the U.S. Supreme Court has held in Myriad that isolated segments of naturally occurring DNA are not patent-eligible subject matter, certain third parties could allege that activities that we may undertake infringe other gene‑related patent claims, and we may deem it necessary to defend ourselves against these claims by asserting non-infringement and/or invalidity positions, or paying to obtain a license to these claims. In any of the foregoing or in other situations involving third-party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter.

If we do not obtain patent term extension for patents relating to our Candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of our Candidates, one or more U.S. patents that we license or may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process based on the first regulatory approval for a particular drug or biologic. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may be able to enter the market sooner.

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

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) was enacted as part of the Health Care Reform Law to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of regulatory exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application.

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

We believe that any of the Candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject Candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non‑biological products will depend on a number of marketplace and regulatory factors that are still developing. Nonetheless, the approval of a biosimilar to our Candidates would have a material adverse impact on our business due to increased competition and pricing pressure.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”), or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In October 2020, in connection with the execution of our collaboration and license agreement with Ultragenyx, we issued and sold 521,719 shares of our common stock to Ultragenyx. For the ten-year period after date of such sale, subject to specified conditions, we have agreed to file a registration statement in order to register all or a portion of the shares sold to Ultragenyx.

In December 2024, in connection with the execution of our collaboration, patent and know-how license agreement with Mayo Foundation for Medical Education and Research (“Mayo”), we issued 364,990 shares of our common stock to Mayo in a private placement. In February 2025, we made the first milestone payment of 975,496 shares of our common stock to FA212 following the FDA’s clearance of our IND for SGT-212 for the treatment of FA. In January 2026, we made the second milestone payment of 1,316,899 shares of our common stock to FA212 following the dosing of the first participant in the Phase 1b FALCON clinical trial of SGT-212. We have filed resale registration statements to register all of the shares issued to Mayo and FA212.

In July 2019, December 2020, January 2024 and March 2026 we completed private placements, and in February 2025 we completed a public offering, of shares of our common stock and pre‑funded warrants to purchase shares of our common stock to several accredited investors. In December 2022, we also issued shares of our common stock in the Acquisition and in a related private placement to several accredited investors. We have filed registration statements covering the resale of these shares by the purchasers in these private placements, and the stock consideration issued in the Acquisition, and have agreed to keep such registration statements effective until the date the shares covered by the respective registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act.

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

We are a smaller reporting company, and we will remain a smaller reporting company so long as the market value of our common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being permitted to provide only two years of audited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”) which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

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

To help manage our material risks from cybersecurity threats and to help protect against, detect, and prepare to respond to cybersecurity incidents, we conduct periodic training for employees involved in our systems and processes that handle sensitive data. We also conduct onboarding cybersecurity awareness assessments, cybersecurity training for all employees, and regular phishing email simulations for all employees. In addition, we use technology-based tools to help mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

The Audit Committee of our Board of Directors provides oversight of our cybersecurity risk and provides regular updates to the Board of Directors regarding such oversight. The Audit Committee receives periodic updates from management regarding cybersecurity matters, and is notified between such updates regarding significant new cybersecurity threats or incidents.

Our Senior Director of Information Technology leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help us prepare our employees to address cybersecurity risks. Our Senior Director of Information Technology has over eighteen years of experience in information technology, eleven years of experience in information technology for life sciences companies, and a relevant bachelor’s degree in information technology. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

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

The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from December 31, 2020 through December 31, 2025. The comparison assumes $100 was invested after the market closed on December 31, 2020 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Holders

As of March 16, 2026, we had approximately 44 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any securities, during the year ended December 31, 2025 that were not registered under the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Overview

We are a life sciences company focused on advancing a portfolio of current and future gene therapy candidates, which we refer to collectively as our Candidates, including SGT-003 for the treatment of Duchenne muscular dystrophy (“Duchenne”), SGT-212 for the treatment of Friedreich’s ataxia (“FA”), SGT-501 for the treatment of catecholaminergic polymorphic ventricular tachycardia (“CPVT”), SGT-601 for the treatment of TNNT2-mediated dilated cardiomyopathy (“TNNT2 DCM”), and additional assets for the treatment of genetic cardiac and neuromuscular diseases, at different stages of development, with varying levels of investment. We are advancing our diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, our mission is to improve the daily lives of patients living with these devastating diseases.

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

We are continuing to advance our pipeline of Candidates. The U.S. Food and Drug Administration (the “FDA”) has granted Fast Track, Orphan Drug, and Rare Pediatric Disease designations for SGT-003 for Duchenne and SGT-003 has also been awarded an Innovation Passport by the new UK Innovative Licensing and Access Pathway. The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations to SGT-212 for the treatment of FA and SGT-501 for the treatment of CPVT.

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

SGT-003

Participant dosing in the Phase 1/2 INSPIRE DUCHENNE trial of SGT-003 began in the second quarter of 2024. The INSPIRE DUCHENNE trial is a Phase 1/2 first-in-human, open-label, single-dose, multicenter trial designed to evaluate the safety, tolerability and efficacy of SGT-003 in pediatric patients with Duchenne at a dose of 1E14vg/kg. SGT-003 is administered as a one-time intravenous infusion. Since initiation of the INSPIRE DUCHENNE clinical trial, we amended the clinical trial protocol to increase the anticipated participant enrollment size, expand the participant cohort age groups, and extend the time points of certain secondary objective measurements. In connection with the expanded clinical trial, we have initiated work for additional Good Manufacturing Practices (“GMP”) batches of SGT‑003.

On March 11, 2026, we announced positive new interim data from the Phase 1/2 INSPIRE DUCHENNE clinical trial.

The interim clinical data reported is as of a February 23, 2026, data cutoff date. SGT-003 has been generally well tolerated in the 41 participants dosed as of March 18, 2026. The safety and tolerability profile observed in the INSPIRE DUCHENNE trial continued to be promising; SGT-003 is administered using a low-burden, steroid-only prophylactic immunomodulation regimen. As of March 18, 2026, there has been one treatment-related serious adverse event reported in the INSPIRE DUCHENNE trial. This serious adverse event was identified as a Grade 3 immune-mediated myositis which, importantly, was not associated with muscle pain or weakness, and occurred in a participant who had a large deletion in a region coded for by SGT-003’s microdystrophin. The trial participant promptly responded to steroid treatment and the event has resolved. This serious adverse event was reviewed by the data and safety monitoring board (DSMB) with the recommendation to continue dosing without interruption.

For a full description of the initial results from the INSPIRE DUCHENNE trial, see Part I, Item I, “Business” appearing in this Annual Report on Form 10-K.

Enrollment and dosing in the INSPIRE DUCHENNE trial is ongoing and being conducted at 15 clinical sites across the United States, Canada, Italy and the United Kingdom. We believe we have aligned with the FDA on SGT-003's potency assay strategy and will continue commercial-readiness CMC activities, with our process performance qualification manufacturing batches to be completed in 2026.

In October 2025, we activated the first clinical trial site and began screening participants for IMPACT DUCHENNE, a Phase 3 randomized, double-blind, placebo-controlled trial evaluating SGT-003. In February 2026, we announced positive feedback from a Type C meeting with the FDA where we reached alignment on the IMPACT DUCHENNE trial design, including: the patient population of ambulant participants 7 to <12 years of age, the primary endpoint of change from baseline in Time to Rise (TTR) velocity from supine position evaluated at 18 months and other key secondary endpoints. The IMPACT DUCHENNE trial is currently planned to be conducted at sites in Australia, Canada, the European Union and the United Kingdom, and due to strong key opinion leader and community demand, we are also evaluating the potential to open clinical trial sites in the United States. Participant screening is underway and we anticipate dosing the first participant in the Phase 3 IMPACT DUCHENNE trial in April 2026.

In the first half of 2026, we plan to have additional meetings with the FDA to receive guidance on a potential accelerated approval pathway for SGT-003 and we expect to provide regulatory and clinical updates in mid-2026.

The FDA has granted Fast Track, Orphan Drug, and Rare Pediatric Disease designations for SGT-003 for the treatment of Duchenne. SGT-003 has been awarded an Innovation Passport by the new UK Innovative Licensing and Access Pathway, which aims to accelerate time to market and facilitate patient access to new medicines in the United Kingdom.

SGT-212

In January 2025, we announced that the FDA cleared our IND for SGT-212 for the treatment of FA. In October 2025, we activated the first clinical trial site and began screening participants for FALCON, an open-label, multi-center Phase 1b clinical trial of SGT-212, and in January 2026, we dosed the first participant in the trial. As of March 18, 2026, there have been no serious adverse events and no treatment-related adverse events reported in the FALCON trial. Intra-procedural MRI imaging demonstrated promising IDN targeting and coverage. The trial is expected to enroll approximately 10 non-ambulatory and ambulatory adult participants (aged 18-40) living with FA in up to three cohorts and is designed to evaluate the safety and tolerability of contemporaneous IDN and systemic IV infusion of SGT-212 with initial data anticipated in the second half of 2026, subject to participant enrollment. The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations to SGT-212 for the treatment of FA.

SGT-501

In July 2025, we announced that the FDA cleared our IND and that Health Canada approved our clinical trial application for SGT-501 for the treatment of CPVT. In January 2026, we announced that clinical trial sites have been activated and participant screening is underway in the ARTEMIS clinical trial, an open-label, multi-center Phase 1b clinical trial evaluating SGT-501 in adult participants with CPVT. The ARTEMIS trial is designed to evaluate the safety and tolerability of a single IV infusion of SGT-501. We anticipate dosing our first participant in the second quarter of 2026 with initial safety data anticipated in the second half of 2026, subject to participant enrollment.

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

Capsids

In March of 2026, we began using the mark POLARIS-101TM to represent our AAV-SLB101 capsid (“POLARIS-101TM”). POLARIS-101TM is our rationally designed, proprietary capsid used in SGT-003 for Duchenne, which has been generally well tolerated as of March 18, 2026 (N=41) in the INSPIRE DUCHENNE clinical trial, and was also well tolerated in nonclinical NHP and mouse models. We aim to license POLARIS-101TM broadly to corporations, institutions and academic labs pursuing neuromuscular and cardiac rare disease research, with more than 50 agreements including licenses executed.

We are focused on developing transformative treatments to improve the lives of patients with rare neuromuscular and cardiac diseases. The majority of our current programs are designed to treat these diseases with gene transfer products. Gene transfer, a type of gene therapy, is designed to address diseases caused by mutated genes through the delivery of functional versions of genes, called transgenes. The transgenes are then utilized by the body to produce desired proteins that act therapeutically to treat the condition. In addition to a transgene, our gene transfer Candidates include a viral capsid or vector (a protein shell utilized as a vehicle to deliver a transgene to cells in the body) and a promoter (a specialized DNA sequence that directs cells to produce the protein in specific tissues). The capsid is modified to no longer self-replicate yet still retains its ability to introduce new genetic material directly into patients’ cells. Adeno-associated virus (“AAV”) capsids have been approved for use to deliver transgenes to patients, including via systemic delivery as well as stereotactic neurosurgical administration to the brain. The use of AAV capsids to deliver gene therapies has also been extensively studied by third parties in human clinical trials for multiple disease indications, and in certain of these trials AAV was delivered systemically to the participant.

We are building cardiac and neuromuscular next-generation capsid and promoter libraries with capsid selection from the first library anticipated in the second half of 2026.

Our Operations

Due to our significant research and development expenditure, licensing and patent investment, and general and administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $174.3 million and $124.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $957.8 million. We expect to incur significant expenses and operating losses for the foreseeable future.

As we seek to develop and commercialize our Candidates, we anticipate that our expenses will increase significantly and that we will need substantial additional funding to support our continuing operations. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity financing, debt financings or other sources, which may include licensing agreements or strategic collaborations. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, if at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of our Candidates.

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

As of December 31, 2025, we had cash, cash equivalents, and available-for-sale securities of $187.9 million, excluding restricted cash of $2.0 million. In March 2026, we issued and sold in a private placement (the “March 2026 Private Placement”), 14,973,257 shares of our common stock at a price per share of $5.61, and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 27,807,482 shares of our common stock at a price per warrant of $5.609. We received net proceeds of approximately $226.4 million, after deducting estimated offering costs. We believe that our cash, cash equivalents, and available-for-sale securities as of December 31, 2025, together with the net proceeds from the March 2026 Private Placement, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Financial Operations Overview

Revenue

We have not generated any commercial product revenue to date and do not expect to do so for the foreseeable future, if ever. If our development efforts for our Candidates are successful and result in marketing approval, we may generate commercial product revenue in the future.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and clinical and preclinical development activities for our Candidates and include:

•
expenses incurred under agreements with third parties, including contract research organizations (“CROs”) that conduct research, preclinical and clinical activities on our behalf, as well as contract development and manufacturing organizations (“CDMOs”) that manufacture SGT-003, SGT-212, SGT-501, and other Candidates for use in our preclinical studies and clinical trials;
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

Research and development activities are central to our business model. We are still in the early stages of development for most of our Candidates. Candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later‑stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future if and as we continue to conduct our INSPIRE DUCHENNE, IMPACT DUCHENNE, FALCON and ARTEMIS trials and continue to develop our pipeline and complete ongoing and planned preclinical studies and clinical trials of our Candidates.

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

The following table summarizes our research and development expenses by Candidate for the respective periods (in thousands):

	Year Ended December 31,
	2025	2024
Allocated research and development expenses:
SGT-003	$58,959	$15,197
SGT-501	9,641	17,223
SGT-212	5,468	5,874
SGT-601	7,819	2,773
Other development programs	5,027	11,055
Total allocated research and development expenses	86,914	52,122
Unallocated research and development expenses:
Personnel related expenses	35,356	25,100
External expenses	18,055	19,209
Total unallocated research and development expenses	53,411	44,309
Total research and development expenses	$140,325	$96,431

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

We expect that our general and administrative expenses will increase in the future as we support our research and development activities and activities related to our INSPIRE DUCHENNE trial, our IMPACT DUCHENNE trial, our FALCON trial, our ARTEMIS trial and any other planned or future clinical trials for and potential commercialization of our Candidates.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ materially from these estimates.

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

Equity-Based Compensation

We have equity plans under which we grant equity awards to employees, directors and non-employees. We measure all stock options and other stock-based awards granted to employees, directors and non-employees based on the fair value on the date of the grant and recognize compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as a reduction of equity based compensation as they occur. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions. For performance-based restricted stock unit awards, which are subject to the achievement of performance milestones, the fair value is recognized as expense over the requisite service periods when the achievement of such performance milestones is determined to be probable. If a performance milestone is not determined to be probable or is not met, no equity-based compensation expense is recognized, and any previously recognized expense is reversed. For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non‑employees until completed.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use the volatility of our own historical stock price. The expected term of stock options with service-based vesting conditions and options granted to non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain‑vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. We use a 0% expected dividend yield in our determination of fair value based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future, if ever.

Derivative Liabilities

In connection with the asset purchase agreement with FA212 LLC (“FA212”), certain development milestone payments to FA212 are payable in either cash, equity, or a combination of both, at our discretion. Such contingent payments were determined to be derivative liabilities.

Derivative liabilities are recorded at fair value based on the probability weighted present value of the estimated cash flows pursuant to the contractual terms of each agreement. The derivative liabilities are remeasured quarterly with changes in fair value recorded in change in fair value of derivative liabilities in the consolidated statements of operations.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$140,325	$96,431	$43,894	45.5%
General and administrative	38,881	33,297	5,584	16.8%
Total operating expenses	179,206	129,728	49,478	38.1%
Loss from operations	(179,206)	(129,728)	(49,478)	38.1%
Other income, net:
Interest income	9,904	9,469	435	4.6%
Interest expense	203	(340)	543	(159.7)%
Change in fair value of derivative liabilities	(6,050)	(4,750)	(1,300)	27.4%
Other income, net	824	652	172	26.4%
Total other income, net	4,881	5,031	(150)	(3.0)%
Net loss	$(174,325)	$(124,697)	$(49,628)	39.8%

Research and Development Expenses

The following table summarizes our research and development expenses by Candidate for the respective periods (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Allocated research and development expenses:
SGT-003	58,959	15,197	43,762	288.0%
SGT-501	9,641	17,223	(7,582)	(44.0)%
SGT-212	5,468	5,874	(406)	(6.9)%
SGT-601	7,819	2,773	5,046	182.0%
Other development programs	5,027	11,055	(6,028)	(54.5)%
Total allocated research and development expenses	86,914	52,122	34,792	66.8%
Unallocated research and development expenses:
Personnel related expenses	35,356	25,100	10,256	40.9%
External expenses	18,055	19,209	(1,154)	(6.0)%
Total unallocated research and development expenses	53,411	44,309	9,102	20.5%
Total research and development expenses	$140,325	$96,431	$43,894	45.5%

Research and development expenses for the year ended December 31, 2025 were $140.3 million, compared to $96.4 million for the year ended December 31, 2024. The increase of $43.9 million in research and development expenses was primarily due to a $43.8 million increase in costs for SGT-003 primarily related to manufacturing and clinical costs, a $10.3 million increase in personnel related expenses, a $5.0 million increase in costs for SGT-601 primarily related to manufacturing and research costs, partially offset by a net decrease of $7.6 million in costs for SGT-501 related to lower manufacturing and study costs partially offset by an increase in clinical, regulatory and licensing fees, and a $6.0 million decrease in costs for other development programs.

General and Administrative Expenses

General and administrative expenses were $38.9 million for the year ended December 31, 2025, compared to $33.3 million for the year ended December 31, 2024. The increase of $5.6 million was primarily related to a $6.1 million increase in personnel related costs and a $0.6 million increase in information technology support and services, partially offset by a $1.1 million decrease in general legal fees.

Other Income, Net

Other income, net was $4.9 million and $5.0 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $0.2 million was primarily related to the change in fair value of derivative liabilities offset by interest income.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of securities in private placements and follow-on offerings, the sale of common stock in our initial public offering, and sales of common stock under our “at-the-market offering” sales agreement with Jefferies LLC (“Jefferies”) (the “ATM Sales Agreement”). Through December 31, 2025, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $863.7 million of net proceeds from the sale of our common stock through public offerings, including our IPO and follow-on public offerings, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreements.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended and restated in March 2024, under which we may offer and sell, from time to time, shares of our common stock through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the years ended December 31, 2025 and 2024, we sold 1,189,572 and 2,212,937 shares of common stock, respectively, pursuant to the ATM Sales Agreement resulting in net proceeds of $6.8 million and $18.4 million, respectively. During the three months ended December 31, 2025, we sold 891,414 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $5.1 million.

On January 11, 2024, we issued and sold 16,973,103 shares of our common stock at a price per share of $5.53 and, to one investor in lieu of shares of common stock, pre-funded warrants to purchase 2,712,478 shares of common stock at a price of $5.529 per pre-funded warrant, in a private placement (the “January 2024 Private Placement”). We received $103.7 million of net proceeds from the January 2024 Private Placement after deducting offering costs.

On February 19, 2025, we issued and sold in an underwritten offering (the “February 2025 Offering”), 35,739,810 shares of our common stock at a price of $4.03 per share and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 13,888,340 shares of common stock at a price of $4.029 per pre-funded warrant. We received approximately $188.0 million of net proceeds from the February 2025 Offering, after deducting underwriting discounts and commissions and offering costs.

On March 9, 2026, we issued and sold 14,973,257 shares of our common stock at a price of $5.61 per share, and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 27,807,482 shares of its common stock at a price of $5.609 per pre-funded warrant, in the March 2026 Private Placement. We received approximately $226.4 million of aggregate net proceeds from the March 2026 Private Placement, after deducting estimated offering costs.

As of December 31, 2025, we had cash, cash equivalents and available-for-sale securities of $187.9 million, excluding restricted cash of $2.0 million, and had no debt outstanding.

Summary of Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(156,289)	$(100,012)
Net cash used in investing activities	(58,454)	(16,086)
Net cash provided by financing activities	194,446	122,437
Net increase in cash, cash equivalents and restricted cash	$(20,297)	$6,339

Operating Activities

During the year ended December 31, 2025, operating activities used $156.3 million of cash, primarily resulting from our net loss of $174.3 million offset by non-cash charges of $24.9 million due primarily to equity-based compensation of $16.9 million, an increase in the fair value of the derivative liabilities of $6.1 million, non-cash lease expense of $2.4 million, and depreciation expense of $1.6 million, partially offset by amortization of discount on available-for sale-securities of $1.9 million. Net cash used by changes in our operating assets and liabilities was $6.8 million which included an increase in prepaid expenses of $8.0 million, a decrease in operating lease liability of $1.8 million, and a decrease in accounts payable of $1.1 million, partially offset by an increase of $4.1 million in accrued expenses and other current and non-current liabilities.

During the year ended December 31, 2024, operating activities used $100.0 million of cash, primarily resulting from our net loss of $124.7 million offset by non-cash charges of $21.8 million due primarily to equity-based compensation of $10.5 million, an increase in the fair value of the derivative liabilities of $4.8 million, non-cash acquired in-process research and development of $3.4 million, depreciation expense of $2.5 million, non-cash lease expense of $2.4 million, and a non-cash upfront equity payment for a collaboration and license agreement of $2.0 million, partially offset by amortization of discount on available-for sale-securities of $3.6 million. Net cash provided by changes in our operating assets and liabilities was $2.9 million which included an increase of $4.8 million in accrued expenses and other current and non-current liabilities, and an increase in accounts payable of $2.2 million, partially offset by an increase in prepaid expenses and other current and non‑current assets of $2.4 million and a decrease in operating lease liability of $1.7 million.

Investing Activities

During the year ended December 31, 2025, investing activities used $58.5 million of cash, resulting from the purchases of available-for sale securities of $235.9 million and the purchases of property and equipment of $1.2 million, partially offset by the sales and maturities of available-for sale securities of $178.5 million.

During the year ended December 31, 2024, investing activities used $16.1 million of cash, resulting from the purchases of available-for sale securities of $204.3 million and the purchases of property and equipment of $0.7 million, partially offset by the maturities of available-for sale securities of $188.9 million.

Financing Activities

During the year ended December 31, 2025, financing activities provided $194.4 million of cash, primarily resulting from the net proceeds from the issuance and sale of common stock and pre-funded warrants to purchase shares of common stock of $194.7 million, and proceeds from the issuance of shares of $0.4 million under our Amended and Restated 2021 Employee Stock Purchase Plan (“ESPP”), offset by payments of the principal portion of finance lease obligations of $0.7 million.

During the year ended December 31, 2024, financing activities provided $122.4 million of cash, primarily resulting from the net proceeds from the sale of common stock and pre-funded warrants to purchase shares of common stock in the January 2024 Private Placement of $103.7 million and net proceeds from the sale of common stock under the ATM Sales Agreement of $18.4 million, proceeds from the exercise of common stock options of $0.5 million, and proceeds from the issuance of shares under the ESPP of $0.3 million, partially offset by payments of the principal portion of finance lease obligations of $0.5 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to our Candidates. In addition, we have incurred and expect to continue to incur costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•
enroll participants in our INSPIRE DUCHENNE, IMPACT DUCHENNE, FALCON and ARTEMIS trials and advance clinical development of SGT-003, SGT-212 and SGT-501;
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

As of December 31, 2025, we had cash, cash equivalents and available-for-sale securities of $187.9 million, excluding restricted cash of $2.0 million. Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2025, together with the net proceeds from the March 2026 Private Placement, will be sufficient to fund our operating expenses and capital requirements into the first half of 2028. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

Due to the numerous risks and uncertainties associated with the development of our Candidates and because the extent to which we may enter collaborations with third parties for development of our Candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our Candidates. Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of the INSPIRE DUCHENNE, IMPACT DUCHENNE, FALCON and ARTEMIS trials and any future clinical trials of our Candidates;
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

We are supplying, and expect to continue to supply, our ongoing and future preclinical and clinical development programs with drug product produced at a current Good Manufacturing Practice compliant facility located at one of our CDMOs. We intend to establish the capability and capacity to supply Candidates at commercial scale from multiple sources.

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

Under various agreements with third-party licensors, we have agreed to pay annual maintenance fees and certain sublicensing fees and make milestone payments and pay royalties to third parties upon achievement of certain specified milestones. For a description of our license agreements, see Part I, Item 1, “Business—Strategic Partnerships and Collaborations/Licenses” and see Note 12 of our consolidated financial statements appearing in this Annual Report on Form 10-K.

We enter into contracts in the normal course of business with CROs and CDMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts are generally cancelable by us upon prior notice of 30 days.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2025, our cash equivalents consisted of money market accounts and treasury bills that have contractual maturities of less than 90 days from the date of acquisition. As of December 31, 2025, our investments consisted of treasury bills and government bonds that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were designed and operating effectively.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

As a non-accelerated filer and a “smaller reporting company”, as defined in Rule 12b-2 under the Exchange Act, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(b) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required under this Item 10 is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation.

The information required under this Item 11 is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item 12 is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item 13 is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information required under this Item 14 is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2025.

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

3.1

Certificate of Incorporation of Solid Biosciences Inc., as amended (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-288022) filed on June 13, 2025).

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

10.9†	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on December 29, 2017).

10.10†	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on March 6, 2025).

10.11	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 26, 2019).

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

10.14*†

Executive Chair Agreement, effective January 1, 2022, by and between Solid Biosciences Inc. and Ian F. Smith, as amended by the First Amendment to Executive Chair Agreement, effective September 30, 2022, Second Amendment to the Executive Chair Agreement, effective January 1, 2024, Third Amendment to the Executive Chair Agreement, effective January 6, 2025 and Fourth Amendment to Executive Chair Agreement, effective January 1, 2026.

10.15†

Amended and Restated 2020 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-288022) filed on June 13, 2025).

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

10.31*†	Employment Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and Alexander Cumbo, as amended.

10.32†

Executive Transition and Separation Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and Ilan Ganot (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8‑K filed on September 30, 2022).

10.33*†	Employment Agreement, dated September 29, 2022, by and between Solid Biosciences Inc. and David Tyronne Howton, as amended.

10.34*†	Employment Agreement, dated January 9, 2023, by and between Solid Biosciences Inc. and Kevin Tan, as amended.

10.35*†	Employment Agreement, dated October 2, 2023, by and between Solid Biosciences Inc. and Gabriel Brooks, as amended.

10.36#

Standard Exclusive License Agreement With Know-How (Agreement No. A19110), dated as of March 17, 2020, by and between AavantiBio, Inc. and University of Florida Research Foundation, Incorporated, as amended on August 23, 2022 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed as on March 23, 2023).

10.37#

Standard Exclusive License Agreement With Know-How (Agreement No. A19111), dated as of March 17, 2020, by and between AavantiBio, Inc. and University of Florida Research Foundation, Incorporated, as amended on May 25, 2021 and August 23, 2022 (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed on March 23, 2023).

10.38	Form on Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 8, 2024).

10.39

Form of Registration Rights Agreement, dated January 8, 2024, by and among Solid Biosciences Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 8, 2024).

10.40†	2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed on March 13, 2024).

10.41†	Form of Non-Statutory Stock Option Agreement under the 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed on March 13, 2024).

10.42†

Form of Restricted Stock Unit Agreement under the 2024 Inducement Stock Incentive Plan. Form of Restricted Stock Unit Agreement under the 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed on March 13, 2024).

10.43†	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed on March 13, 2024).

10.44##

Patent License Agreement, dated as of March 10, 2016, by and between Solid GT, LLC and the Regents of the University of Michigan.(incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed on March 13, 2024).

10.45##

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

10.48#

Research, Collaboration & License Agreement, dated as of November 4, 2020, by and between the Trustees of the University of Pennsylvania and FA212 LLC, as amended (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed on March 6, 2025).

10.49*#	Asset Purchase Agreement, dated as of September 19, 2024, by and between Solid Biosciences Inc. and FA212 LLC, as amended.

10.50	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 18, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 6, 2025).

21.1*	Subsidiaries of Solid Biosciences Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on March 13, 2024).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

† Indicates management contract or compensatory plan.

# Certain portions of this exhibit have been omitted because they are not material and contain information that the Registrant customarily and actually treats as private or confidential.

## Filed with this Annual Report on Form 10-K solely for the purpose of transitioning this previously-filed exhibit, which is the subject of expiring confidential treatment orders, to the rules governing the filing of redacted exhibits under Regulation S‑K Item 601(b)(10)(iv) pursuant to the SEC’s CF Disclosure Guidance: Topic 7. Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLID BIOSCIENCES INC.

Date: March 19, 2026	By:	/s/ Alexander Cumbo
Alexander Cumbo President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Alexander Cumbo	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2026
Alexander Cumbo
/s/ Kevin Tan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2026
Kevin Tan
/s/ Ian F. Smith	Executive Chairman of the Board	March 19, 2026
Ian F. Smith
/s/ Martin Freed	Director	March 19, 2026
Martin Freed
/s/ Ilan Ganot	Director	March 19, 2026
Ilan Ganot
/s/ Clare Kahn	Director	March 19, 2026
Clare Kahn
/s/ Georgia Keresty	Director	March 19, 2026
Georgia Keresty
/s/ Sukumar Nagendran	Director	March 19, 2026
Sukumar Nagendran
/s/ Adam Stone	Director	March 19, 2026
Adam Stone
/s/ Lynne Sullivan	Director	March 19, 2026
Lynne Sullivan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Solid Biosciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solid Biosciences Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

External Research and Development Costs

As described in Note 2 to the consolidated financial statements, research and development costs are expensed as incurred. Research and development expenses include salaries, equity-based compensation and benefits of employees, third-party license fees and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and external costs of outside vendors engaged to conduct both preclinical studies and clinical trials. The Company has entered into various research and development contracts with research institutions and other companies. These agreements are generally cancellable, and related payments are recorded as research and development expenses as incurred. Management records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, management analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. As disclosed by management, the majority of service providers invoice the Company in arrears for services performed, on a predetermined schedule or when contractual milestones are met; however, some require advanced payments.

The Company’s research and development expense for the year ended December 31, 2025 was $140.3 million, a majority of which relates to external research and development costs.

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

March 19, 2026

We have served as the Company’s auditor since 2017.

SOLID BIOSCIENCES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$59,900	$80,235
Available-for-sale securities	127,950	68,685
Prepaid expenses and other current assets	16,384	8,382
Restricted cash, current	1,222	—
Total current assets	205,456	157,302
Non-current assets:
Operating lease, right-of-use assets	21,924	24,295
Property and equipment, net	4,169	4,747
Other non-current assets	223	366
Restricted cash, net of current portion	768	1,952
Total non-current assets	27,084	31,360
Total assets	$232,540	$188,662
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,224	$4,237
Accrued expenses and other current liabilities	18,945	19,852
Operating lease liabilities, current	2,103	1,787
Finance lease liabilities	—	1,231
Derivative liabilities	9,200	3,150
Total current liabilities	33,472	30,257
Non-current liabilities:
Operating lease liabilities, net of current portion	19,058	21,159
Total non-current liabilities	19,058	21,159
Total liabilities	52,530	51,416
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2025 and 2024; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 240,000,000 and 120,000,000 shares authorized at December 31, 2025 and 2024, respectively; 78,967,888 and 40,468,141 shares issued and outstanding at December 31, 2025 and 2024, respectively	79	40
Additional paid-in capital	1,137,654	920,609
Accumulated other comprehensive income	52	47
Accumulated deficit	(957,775)	(783,450)
Total stockholders’ equity	180,010	137,246
Total liabilities and stockholders’ equity	$232,540	$188,662

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$140,325	$96,431
General and administrative	38,881	33,297
Total operating expenses	179,206	129,728
Loss from operations	(179,206)	(129,728)
Other income, net:
Interest income	9,904	9,469
Interest expense	203	(340)
Change in fair value of derivative liabilities	(6,050)	(4,750)
Other income, net	824	652
Total other income, net	4,881	5,031
Net loss	$(174,325)	$(124,697)
Net loss per share, basic and diluted	$(1.99)	$(3.06)
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	87,504,631	40,816,694

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(174,325)	$(124,697)
Other comprehensive income:
Unrealized gain on available-for-sale securities	5	32
Comprehensive loss	$(174,320)	$(124,665)

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income	Deficit	Equity
Balance at January 1, 2024	20,386,606	$20	$785,199	$15	$(658,753)	$126,481
Issuance of common stock in private placement, net of issuance costs of $4,407	16,973,103	17	89,437	—	—	89,454
Issuance of pre-funded warrants in private placement, net of issuance costs of $704	—	—	14,293	—	—	14,293
Issuance of common stock in at-the-market public offering, net of sales commissions of $471	2,212,937	2	18,367	—	—	18,369
Issuance of common stock in private placement for upfront consideration	364,990	—	2,000	—	—	2,000
Vesting of restricted stock units	335,981	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	122,962	—	337	—	—	337
Exercise of common stock options	71,562	—	457	—	—	457
Unrealized gain on available-for-sale securities	—	—	—	32	—	32
Equity-based compensation	—	—	10,519	—	—	10,519
Net loss	—	—	—	—	(124,697)	(124,697)
Balance at December 31, 2024	40,468,141	40	920,609	47	(783,450)	137,246
Issuance of common stock in public offering, net of issuance costs of $8,665	35,739,810	36	135,331	—	—	135,367
Issuance of pre-funded warrants in public offering, net of issuance costs of $3,366	—	—	52,590	—	—	52,590
Issuance of common stock in private placement for payment of developmental milestone consideration	975,496	1	4,999	—	—	5,000
Issuance of common stock in at-the-market public offering, net of sales commissions of $164	1,189,572	1	6,781	—	—	6,782
Vesting of restricted stock units	434,314	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	157,822	—	425	—	—	425
Exercise of common stock options	2,733	—	6	—	—	6
Unrealized gain on available-for-sale securities	—	—	—	5	—	5
Equity-based compensation	—	—	16,914	—	—	16,914
Net loss	—	—	—	—	(174,325)	(174,325)
Balance at December 31, 2025	78,967,888	$79	$1,137,654	$52	$(957,775)	$180,010

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(174,325)	$(124,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on available-for-sale securities	(1,874)	(3,592)
Equity-based compensation expense	16,914	10,519
Depreciation and amortization expense	1,636	2,455
Non-cash lease expense	2,371	2,391
Non-cash acquired in-process research and development	—	3,400
Common stock issued as upfront payment for collaboration and license agreement	—	2,000
Change in fair value of derivative liabilities	6,050	4,750
Other	(239)	(88)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,993)	(2,445)
Accounts payable	(1,093)	2,205
Change in operating lease liability	(1,786)	(1,676)
Accrued expenses and other liabilities	4,050	4,766
Net cash used in operating activities	(156,289)	(100,012)
Cash flows from investing activities:
Purchases of property and equipment	(1,153)	(654)
Proceeds from sale of property and equipment	85	5
Proceeds from sales and maturities of available-for-sale securities	178,500	188,900
Purchases of available-for-sale securities	(235,886)	(204,337)
Net cash used in investing activities	(58,454)	(16,086)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of underwriting discounts and commissions	189,637	—
Payments of common stock and pre-funded warrants issuance costs in public offering	(1,681)	—
Proceeds from issuance of common stock and pre-funded warrants in private placement	—	108,858
Payments of common stock and pre-funded warrants issuance costs in private placement	—	(5,111)
Proceeds from issuance of common stock in at-the-market public offering, net of sales commissions	6,782	18,369
Proceeds from exercises of common stock options	6	457
Employee stock purchase plan purchases	425	337
Payments of principal portion of finance lease obligations	(723)	(473)
Net cash provided by financing activities	194,446	122,437
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,297)	6,339
Cash, cash equivalents, and restricted cash at beginning of period	82,187	75,848
Cash, cash equivalents, and restricted cash at end of period	$61,890	$82,187

The accompanying notes are an integral part of these consolidated financial statements

SOLID BIOSCIENCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,176	$4,264
Operating cash flows for finance leases	$91	$469
Financing cash flows for finance leases	$723	$340
Supplemental disclosure of non-cash investing, financing, and operating activities:
Common stock issued as payment for developmental milestone consideration	$5,000	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$407
Decrease in right-of-use asset and lease liability due to lease termination	$—	$(261)
Property and equipment purchases included in accounts payable and accruals	$46	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	December 31,
	2025	2024
Cash and cash equivalents	$59,900	$80,235
Restricted cash, current	1,222	—
Restricted cash, net of current portion	768	1,952
Total cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows	$61,890	$82,187

The accompanying notes are an integral part of these consolidated financial statements.

SOLID BIOSCIENCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data and where otherwise noted)

1. Nature of the Business

Overview

Solid Bioscience Inc. (the “Company”) is a life sciences company focused on advancing a portfolio of current and future gene therapy candidates (collectively “Candidates”), including SGT-003 for the treatment of Duchenne muscular dystrophy (“Duchenne”), SGT-212 for the treatment of Friedreich’s ataxia (“FA”), SGT-501 for the treatment of catecholaminergic polymorphic ventricular tachycardia, SGT-601 for the treatment of TNNT2-mediated dilated cardiomyopathy, and additional assets for the treatment of genetic cardiac and neuromuscular diseases, at different stages of development with varying levels of investment. The Company is advancing its diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, the Company’s mission is to improve the daily lives of patients living with these devastating diseases.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on licenses, protection of proprietary technology, dependence on key personnel, compliance with government regulations, and the need to obtain additional financing to fund operations. Candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies and clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance and reporting capabilities.

The Company’s Candidates are in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval, or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from, among others, other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, partners, and consultants.

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2025, the Company has funded its operations primarily with the proceeds from the sale of common stock and pre-funded warrants to purchase shares of its common stock in private placements (including the January 2024 Private Placement (as defined below)), the sale of common stock in its initial public offering, follow-on public offerings in March 2021 and February 2025, and under its at-the-market sales agreement.

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

On February 19, 2025, the Company issued and sold 35,739,810 shares of its common stock at a price per share of $4.03 and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 13,888,340 shares of common stock at a price of $4.029 per pre-funded warrant (the “February 2025 Offering”). The Company received approximately $188.0 million of net proceeds from the February 2025 Offering after deducting underwriting discounts and commissions and estimated offering costs.

On March 9, 2026, the Company issued and sold 14,973,257 shares of its common stock at a price of $5.61 per share, and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 27,807,482 shares of its common stock at a price of $5.609 per pre-funded warrant (the “March 2026 Private Placement”). The Company received approximately $226.4 million of aggregate net proceeds from the March 2026 Private Placement after deducting estimated offering costs.

The Company determined the pre-funded warrants met the criteria for equity classification. No warrants were exercised during the years ended December 31, 2025 and 2024.

During the year ended December 31, 2025, the Company issued 1,189,572 shares of its common stock, pursuant to the Company’s “at-the-market offering” sales agreement, between the Company and Jefferies LLC (the “ATM Sales Agreement”) for net proceeds of $6.8 million.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of December 31, 2025, the Company had an accumulated deficit of $957.8 million. During the years ended December 31, 2025 and 2024, the Company incurred net losses of $174.3 million and $124.7 million, respectively. The Company used $156.3 million of cash in operations for the year ended December 31, 2025. The Company expects to continue to generate operating losses in the foreseeable future. Based upon its current operating plan, the Company expects that its cash, cash equivalents, and available-for-sale securities of $187.9 million, excluding restricted cash of $2.0 million, as of December 31, 2025, together with the net proceeds from the March 2026 Private Placement, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Solid Biosciences, Inc. and its wholly‑owned subsidiaries. The Company believes that the financial statements as presented reflect all normal recurring adjustments necessary for a fair statement of the information for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

Significant Judgments and Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, estimates related to recognition of research and development expenses, equity-based compensation, and derivative liabilities. On an ongoing basis, the Company evaluates its judgments and estimates in light of changes in facts and circumstances. The Company bases its estimates on historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from the Company’s estimates.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.

Available-for-Sale Securities

Available-for-sale securities consist of investments with original maturities greater than 90 days at acquisition date. The Company has classified its investments as short term based on their highly liquid nature and because such available-for-sale securities represent the investment of cash that is available for current operations.

The Company classifies all of its investments with maturities greater than 90 days at acquisition date as available-for-sale securities. The Company’s investments are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale debt securities are reported as a separate component of stockholders’ equity. The cost of debt securities sold is determined on a specific identification basis, and realized gains and losses are included in other income, net within the consolidated statements of operations. Impairment of available-for-sale securities is assessed based on multiple factors, whose relative significance varies by circumstance. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non‑credit‑related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit-related is recognized in other comprehensive income. No such adjustments were necessary during the periods presented.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and available-for-sale securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company maintains each of its cash, cash equivalents, and available‑for‑sale securities balances with high-quality and accredited financial institutions, and accordingly, such funds are not exposed to significant credit risk. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

The Company’s cash equivalents and available-for-sale securities are carried at fair value, determined according to the fair value hierarchy described above. Derivative liabilities are recorded at fair value based on the probability weighted present value of the estimated cash flows pursuant to the contractual terms of each agreement. The derivative liabilities are remeasured quarterly with changes in fair value recorded in change in fair value of derivative liabilities in the consolidated statements of operations. See Note 4, Fair Value Measurements, for additional information.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the related asset as follows:

Asset Category	Estimated Useful Life
Laboratory equipment	5 years
Computer equipment	3 years
Computer software	2 years
Furniture and office equipment	5 years
Leasehold improvements	The shorter of the lease term or the estimated useful life of the related asset.

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

Impairment of Long-Lived Assets

Long-lived assets, comprised of property and equipment, to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long‑lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include salaries, equity-based compensation, employee benefits, third-party license fees and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses, regulatory costs, manufacturing costs, and external costs of outside vendors engaged to conduct both preclinical studies and clinical trials. Non-refundable pre-payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense as the goods or services are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

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

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other companies. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Estimates based on available information are made in determining the accrual balances at the end of any reporting period. Actual results could differ from the Company’s estimates; however, the Company’s historical accrual estimates have not been materially different from the actual costs.

Patent Costs

All patent-related costs incurred for filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Equity-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees, directors and non-employees based on the fair value on the date of the grant and recognizes compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as a reduction of equity-based compensation as they occur. The Company applies the straight-line method of expense recognition to all awards with only service-based vesting conditions.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company calculates volatility utilizing its historical stock price. The expected term of stock options with service-based vesting conditions and options granted to non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company utilized a 0% expected dividend yield in its determination of grant fair value based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future, if ever.

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

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing treatments through gene therapy and other means for patients with neuromuscular and cardiac diseases. All of the Company’s tangible assets are held in the United States. Please refer to Note 15, Segment Reporting for further information.

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

Any preferred stock that the Company may issue in the future could entitle the holders of such shares to participate in dividends and not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. As of December 31, 2025 and 2024, there was no preferred stock issued or outstanding with any contractual rights.

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

Asset Acquisitions

Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. No goodwill is recognized in an asset acquisition. Intangible assets that are acquired in an asset acquisition for use in research and development activities which have an alternative future use are capitalized as in-process research and development (“IPR&D”). Acquired IPR&D which has no alternative future use is recognized as research and development expense at acquisition. Contingent milestone payments associated with asset acquisitions are recognized when probable and estimable. These amounts are expensed to research and development if there is no alternative future use associated with the asset or capitalized as an intangible asset if an alternative future use of the asset exists.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Sub‑Topic 220‑40): Disaggregation of Income Statement Expenses,” which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. This ASU clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on its consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 and is applicable to the Company’s fiscal year beginning January 1, 2025, with early application permitted. The Company adopted this standard on a retrospective basis beginning with this Annual Report on Form 10-K, with incremental income tax disclosures. See Note 14, Income Taxes, for additional information.

In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract”. This standard adds a new derivative scope exception for certain non‑exchange‑traded contracts with underlyings based on operations or activities specific to one party, and clarifies that share-based payments received from a customer in a revenue contract should be accounted for under ASC 606 until the entity's right to receive or retain them is unconditional. The Company adopted this standard beginning with this Annual Report on Form 10-K, noting that it did not have a material impact on its consolidated financial statements or related disclosures.

3. FA212 Asset Acquisition

On September 19, 2024, the Company entered into an asset purchase agreement with FA212 LLC (“FA212”) for the purchase of certain intellectual property, including patents and assigned licenses related to a preclinical drug candidate, which the Company now refers to as SGT-212, assigned manufacturing contracts as well as research and development materials such as manufactured materials and samples.

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

Certain development milestone payments to FA212 are payable in either cash, equity, or a combination of both, at the Company’s discretion. Such contingent payments were determined to be derivative liabilities and were initially recorded at their fair value of $3.4 million.

The Company determined that the FA212 agreement represented an asset acquisition of IPR&D assets with no alternative future use and recognized the aggregate acquisition cost of $5.1 million as research and development expense in the consolidated statement of operations for the year ended December 31, 2024, which included the upfront payment, initial recognition of the derivative liability, and $0.7 million in transaction costs.

The Company submitted an investigational new drug application (“IND”) for SGT-212 for the treatment of FA to the U.S. Food and Drug Administration (“FDA”), which was cleared in December 2024. Upon clearance of the IND, the first developmental milestone of $5.0 million became payable to FA212. The $5.0 million milestone liability payment is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2024. On February 28, 2025, the Company made the first development milestone payment in the form of 975,496 shares of its common stock. The derivative liabilities for the remaining contingent payments were recorded at a fair value of $9.2 million and $3.2 million at December 31, 2025 and 2024, respectively. See Note 4, Fair Value Measurements.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$51,333	$—	$51,333
Total cash equivalents	—	51,333	—	51,333
Available-for-sale securities (Note 5):
Treasury bills	—	72,932	—	72,932
Government bonds	—	55,018	—	55,018
Total available-for-sale securities	—	127,950	—	127,950
Total financial assets	$—	$179,283	$—	$179,283

Financial liabilities
Derivative liabilities (Note 3):	$—	$—	$9,200	$9,200
Total financial liabilities	$—	$—	$9,200	$9,200

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$18,088	$—	$18,088
Treasury bills	—	17,434	—	17,434
Total cash equivalents	—	35,522	—	35,522
Available-for-sale securities (Note 5):
Treasury bills	—	27,895	—	27,895
Government bonds	—	40,790	—	40,790
Total available-for-sale securities	—	68,685	—	68,685
Total financial assets	$—	$104,207	$—	$104,207

Financial liabilities
Derivative liabilities (Note 3):	$—	$—	$3,150	$3,150
Total financial liabilities	$—	$—	$3,150	$3,150

As of December 31, 2025 and 2024, the fair values of the Company’s cash equivalents and available-for-sale securities were determined using Level 2 inputs.

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

The significant unobservable inputs used in valuing the developmental milestone derivative liabilities at each measurement date are as follows:

	December 31, 2025		December 31, 2024
Unobservable Input	Range	Average	Range	Average
Probability of achieving certain development milestones	40.0% - 100.0%	70.0%	28.0% - 70.0%	49.0%
Volatility	98.0%	98.0%	85.0%	85.0%
Discount rate	3.5% - 3.7%	3.6%	4.2% - 4.3%	4.3%
Timing of achieving certain development milestones	0.1 - 2.8 years	1.4 years	1.0 - 3.7 years	2.3 years

The following table presents a roll forward of activity associated with the Company’s derivative liabilities measured using Level 3 inputs:

Developmental Milestone Derivative Liabilities
Fair value of derivative liabilities as of January 1, 2025	$3,150
Change in fair value of derivative liabilities	6,050
Fair value of derivative liabilities as of December 31, 2025	$9,200

The Company recognized losses of $6.1 million and $4.8 million for the change in fair values of derivative liabilities during the years ended December 31, 2025 and 2024, respectively.

It is the Company’s policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period. During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2, and Level 3.

As of December 31, 2025 and 2024, the Company's accounts payable, accrued expenses, and other current liabilities approximated their estimated fair values due to the short-term nature of these financial instruments.

5. Available-for-Sale Securities

A summary of the Company’s available-for-sale securities is presented below:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$72,902	$30	$—	$72,932
Government bonds maturing in one year or less	54,996	22	—	$55,018
Total available-for-sale securities	$127,898	$52	$—	$127,950

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$27,879	$16	$—	$27,895
Government bonds maturing in one year or less	40,759	31	—	40,790
Total available-for sale securities	$68,638	$47	$—	$68,685

The weighted average contractual maturity of the Company’s available-for-sale securities was approximately 0.6 years and 0.5 years as of December 31, 2025 and 2024, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024
Prepaid research and development expenses	$13,969	$6,731
Prepaid other and other current assets	2,415	1,651
Total	$16,384	$8,382

7. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2025	2024
Laboratory equipment	$15,626	$14,404
Furniture and fixtures	1,038	936
Computer equipment	744	764
Leasehold improvements	483	470
Computer software	71	320
Construction in process	397	879
	18,359	17,773
Less: accumulated depreciation and amortization expense	(14,190)	(13,026)
Total	$4,169	$4,747

Depreciation and amortization expense was $1.6 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
Accrued research and development expense	$8,651	$7,268
Accrued compensation	8,815	6,221
Accrued milestone payment (Note 3)	—	5,000
Accrued other and other current liabilities	1,479	1,363
Total	$18,945	$19,852

9. Equity-Based Compensation

Equity-Based Compensation Expense

The Company classified equity-based compensation expense in its consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024
Research and development	$5,760	$3,537
General and administrative	11,154	6,982
Total	$16,914	$10,519

Equity Incentive Plans

As of December 31, 2025, the Company’s approved equity incentive plans include: the 2018 Omnibus Incentive Plan (the “2018 Plan”); Amended and Restated 2020 Equity Incentive Plan, as amended (the “2020 Plan”); the Amended and Restated 2021 Employee Stock Purchase Plan; and the 2024 Inducement Stock Incentive Plan (the “2024 Plan”). These plans are administered by the Board of Directors (the “Board”) and permit the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (the “RSUs”), performance awards, and other stock‑based or cash-based awards. Upon the adoption of the 2020 Plan, the Company no longer grants new equity awards under its 2018 Plan. Service based awards to employees generally vest over a four-year period with 25% of such awards vesting following twelve months of continued employment or service. The remaining awards vest in either monthly or yearly installments over the following three years. Stock options granted under the Company’s equity incentive plans expire ten years from the date of grant.

Amended and Restated 2020 Equity Incentive Plan

On June 12, 2025 and June 11, 2024, the Company’s stockholders approved amendments to the 2020 Plan to increase the number of shares of common stock reserved for issuance under the plan by 9,000,000 shares and 2,000,000 shares, respectively. As of December 31, 2025, there were 3,519,002 stock options outstanding, 2,959,311 RSUs outstanding, 2,074,188 performance stock units outstanding, and 7,554,772 shares remained available for future issuance under the 2020 Plan.

2024 Inducement Stock Incentive Plan

In March 2024, the Board approved the 2024 Plan, which provides for the reservation of 1,000,000 shares of common stock for equity granted as an inducement material to the individuals entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of December 31, 2025, there were 100,000 stock options outstanding, 751,045 RSUs outstanding, and 73,947 shares remained available for future issuance under the 2024 Plan.

Amended and Restated 2021 Employee Stock Purchase Plan

The ESPP was adopted by the Company’s Board of Directors on April 14, 2021, approved by the stockholders on June 16, 2021, and became effective on June 16, 2021. The first offering period under the ESPP commenced on September 1, 2021.

On June 6, 2023, the Company’s stockholders approved an amendment and restatement of the ESPP to (i) increase the number of shares of common stock reserved for issuance under the ESPP from 73,525 to 473,525 and (ii) provide for an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2024 and ending with the fiscal year ending December 31, 2033, equal to the least of (a) 293,597 shares of common stock, (b) one percent (1%) of the outstanding shares of common stock on such date and (c) the number of shares of common stock determined by the Board of Directors. The Company’s Board of Directors amended and restated the ESPP on November 12, 2023 to provide for 24-month offering periods.

The number of shares of the Company’s common stock reserved for issuance under the ESPP is 970,988 shares. At December 31, 2025, 614,225 shares remained available for future issuance under the ESPP.

Stock Options

The table below summarizes the activity with respect to stock options for the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	2,927,937	$18.22	8.01	$193
Granted	1,752,148	$5.58
Exercised	(2,733)	$2.35
Expired	(194,390)	$50.40
Forfeitures	(104,817)	$6.10
Outstanding at December 31, 2025	4,378,145	$12.04	8.23	$1,077
Vested and expected to vest as of December 31, 2025	4,378,145	$12.04	8.23	$1,077
Exercisable at December 31, 2025	1,876,526	$19.97	7.22	$231

The assumptions used in the Black-Scholes option-pricing model for all stock options granted during each period presented are as follows:

	Year Ended December 31,
	2025	2024
Common stock price	$4.10-$6.17	$5.76-$8.64
Expected volatility	111.7% - 114.2%	119.7% - 128.7%
Expected dividends	0%	0.0%
Expected term (in years)	5.31 - 6.38	5.31 - 6.25
Risk-free rate	4.0% - 4.4%	3.7% - 4.4%

The weighted average grant date fair values of stock options granted during the years ended December 31, 2025 and 2024 were $4.77 and $6.96, respectively.

The Company recognized $5.9 million and $5.1 million of equity-based compensation expense in connection with stock options during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $10.9 million of total unrecognized equity-based compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.3 years. The intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $0 and $0.3 million, respectively.

Restricted Stock Units

The following table summarizes activity with respect to RSUs during the year ended December 31, 2025:

	Units	Weighted- Average Grant Date Fair Value
Nonvested RSUs at January 1, 2025	1,480,272	$7.50
Granted	3,070,020	$4.01
Vested	(434,314)	$7.35
Forfeitures	(306,201)	$4.69
Nonvested RSUs at December 31, 2025	3,809,777	$4.93

The Company recognized $4.9 million and $3.0 million of equity-based compensation expense in connection with RSUs during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $15.0 million of total unrecognized equity-based compensation expense related to nonvested RSUs. This cost is expected to be recognized over a weighted average period of 3.0 years. The aggregate grant date fair value of RSUs vested during the years ended December 31, 2025 and 2024 was $3.2 million and $2.2 million, respectively.

Performance Stock Units

In June 2024, the Board approved a grant of performance-based restricted stock unit awards (“PSUs” or “Performance Awards”) to the Company’s executive team. Each PSU represents the contingent right to receive one share of the Company’s common stock. These Performance Awards provide for the vesting of 25% of the target number of underlying RSUs granted upon the achievement of each of four independent performance milestones predetermined by the Board (“Performance Milestones”), subject to the grantee’s continued service with the Company (the “Approval Conditions”).

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

The following table summarizes activity with respect to PSUs during the year ended December 31, 2025:

	Units	Weighted- Average Grant Date Fair Value
Nonvested PSUs at January 1, 2025	2,165,325	$7.51
Granted	—	$—
Vested	—	$—
Forfeitures	(91,137)	$7.51
Nonvested PSUs at December 31, 2025	2,074,188	$7.51

The Company recognized $5.9 million and $2.2 million of equity-based compensation expense in connection with PSUs during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $3.6 million of unrecognized equity-based compensation cost related to nonvested PSUs based on the achievement of all Performance Milestones. This cost is expected to be recognized over a weighted average period of 0.9 years.

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

On December 22, 2022, the Company entered into a sub-lease agreement (the “Sub-Lease”) with Arkea Bio Corp (“Arkea”). The Sub-Lease permits use by Arkea of a portion of the space leased by the Company at 500 Rutherford Avenue in Charlestown, Massachusetts. The Company subleased approximately 12,461 square feet of the 49,869 square foot building interior space. The Sub‑Lease term originally ended on February 28, 2025. The Sub-Lease was subsequently amended by the Sub-Lease Amendment, by and between Arkea and the Company, dated May 10, 2024, to increase the subleased area to approximately 13,714 square feet and extend the term to February 29, 2028.

As of December 31, 2025, minimum future lease payments for operating leases were as follows:

Operating Leases
2026	$4,284
2027	4,280
2028	4,364
2029	4,493
Thereafter	12,625
Total	30,046
Less: Imputed Interest	8,885
Total Lease Liabilities	$21,161

The following table shows the components of lease costs:

	Year Ended December 31,
Lease costs	2025	2024
Operating lease costs	$4,762	$4,961
Interest on finance leases	(203)	340
Sub-lease income	(931)	(963)
Total lease costs	$3,628	$4,338

Short-term lease and variable lease costs were not material for the years ended December 31, 2025 and 2024.

The following table shows the weighted average remaining lease term and weighted average discount rates for the Company’s leases as follows:

	Year Ended December 31,
	2025	2024
Weighted average remaining lease term (in years)
Operating leases	6.6	7.6
Finance leases	—	0.8
Weighted average discount rate
Operating leases	10.8%	10.8%
Finance leases	—	22.8%

11. Commitments and Contingencies

Letter of Credit

The Company had an outstanding letter of credit in the amount of $2.0 million at December 31, 2025 and 2024, which was required as a condition of the Company’s office and laboratory leases.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 and 2024.

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of December 31, 2025.

12. License Agreements

In-License Agreements

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

In consideration for the rights granted by the agreement, the Company paid a one-time, non-refundable license fee, which was recorded as a research and development expense in 2015. The Company is required to reimburse the University of Washington for costs incurred in applying for, prosecuting and maintaining patents and pay up to an aggregate of approximately $1.0 million upon the achievement of certain milestones. In October 2017, the first milestone was achieved under this agreement. The milestone payment was recorded as a research and development expense in the fourth quarter of 2017. In October 2020, the license agreement was amended such that the Company was required to pay the University of Washington $0.4 million in connection with the execution of the Collaboration Agreement. This payment was recorded as a research and development expense in the fourth quarter of 2020. The license agreement was also amended such that the Company is required to pay an aggregate of approximately $3.4 million upon the achievement of certain milestones. There were no milestones achieved during the years ended December 31, 2025 and 2024. The Company must also pay royalties of a low single digit percentage of future sales by the Company and its sublicensees of products developed under the licensed patent rights. In addition, the Company must pay an annual maintenance fee until certain milestones are achieved, at which time a minimum annual royalty requirement will replace such maintenance fee and will apply to the Company and its sublicensees.

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

The Company recorded research and development expense in the amount of $0 and $0.1 million for the years ended December 31, 2025 and 2024, respectively, under the agreement.

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

Under the agreement, in the event the Company grants a sublicenses to another party, the Company is required to pay the University of Missouri a percentage of the consideration received. The license agreement was amended such that the Company was required to pay the University of Missouri $0.8 million in 2021 and $1.3 million in 2022. These amounts were recorded as research and development expense in the fourth quarter of 2020. The Company paid $0.8 million in February 2021 and $1.3 million in February 2022. The license agreement was also amended such that the Company is required to pay an aggregate of approximately $1.9 million upon the achievement of certain milestones.

There were no material milestones achieved during the years ended December 31, 2025 and 2024. The Company must pay a royalty of a low single digit percentage of future sales or by its sublicensees of products developed using the licensed patents. In addition, the Company must pay an annual maintenance fee until certain milestones are achieved, after which time a minimum annual royalty will replace such maintenance fee.

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

The Company recorded research and development expense in the amount of $0.1 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively, under the agreement.

University of Florida License Agreements

In 2020, AavantiBio entered into license agreements, broadly relating to FA, with the University of Florida Research Foundation, Inc. (“UFRF”). The Company acquired the agreements in connection with the Acquisition. In 2023, the Company entered into an additional license agreement with UFRF. Under each agreement the Company obtained an exclusive, royalty-bearing, sublicensable, world-wide license to certain patents and patent applications and a royalty-bearing non-exclusive license under the know-how, to make, have made, use, see, have sold, import and export licensed products. UFRF retains the right to practice the patent rights and know-how for internal non-commercial research, including research sponsored by commercial entities, and educational purposes.

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

Under each agreement, UFRF controls the prosecution and maintenance of the licensed patents in consultation with the Company and at the Company’s expense. In countries in which the Company has not requested prosecution or maintenance of licensed patents in a particular country or jurisdiction, the license granted to such patent rights will terminate in such country or jurisdiction. The Company has the first right to enforce such licensed patents at our expense.

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

Maugeri License Agreement

On June 29, 2023, the Company entered into a license agreement (the “Maugeri License Agreement”), with ICS Maugeri S.p.A. SB (“Maugeri”), to focus on the development and commercialization of cardiac-related products by the Company based on Maugeri’s inventions. Pursuant to the Maugeri License Agreement, Maugeri granted us an exclusive worldwide sublicensable license in certain Maugeri patent rights, including existing patent rights, and those in any improvements or know-how made in performance of the Maugeri License Agreement, and a non-exclusive worldwide sublicensable license in certain Maugeri know-how, including existing know-how, and on any improvement thereto, in each case, subject to certain conditions, that is necessary or reasonably useful to develop the licensed products under the terms of the Maugeri License Agreement. The Company will conduct certain activities agreed to by the parties with respect to the research and development of licensed products. A condition precedent to the effectiveness of the Maugeri License Agreement was regulatory review in Italy, which was completed in the third quarter of 2023 and, upon the completion of the condition precedent, the Maugeri License Agreement became effective.

The Company paid Maugeri an upfront license fee of €1.5 million, which was recorded as research and development expense during the second quarter of 2023. Additionally, the Company agreed to cumulative developmental, regulatory, and commercial milestone payments of up to €15.0 million, cumulative sales milestone payments of up to €15.0 million, upon achievement of specified milestone events, and tiered royalties on worldwide net sales in the low-to-mid-single-digits. In connection with this agreement, the Company paid a €1.0 million milestone payment to Maugeri in the third quarter of 2025. There were no milestones achieved during the year ended December 31, 2024.

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

The Company recorded $1.2 million in research and development expense for the year ended December 31, 2025 and no research and development expense for the year ended December 31, 2024, under this agreement.

Mayo Clinic Collaboration and License Agreement

In December 2024, the Company entered into a collaboration, patent and know-how license agreement with the Mayo Foundation for Medical Education and Research (the “Mayo”) to further advance the Company’s research and development efforts in the field of genetic therapies, particularly for rare and debilitating cardiac diseases.

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

In connection with the agreement, the Company paid a one-time upfront payment of $0.6 million in cash and $2.0 million of shares of its common stock to Mayo, which were recorded to research and development expense in the fourth quarter of 2024 having no alternative future use. Additionally, Mayo is eligible for cumulative developmental milestones of $5.0 million, cumulative regulatory milestones of $2.0 million, and cumulative sales milestone payments of up to $18.0 million, upon achievement of specified milestone events, and tiered royalties on worldwide net sales in the low-to-high-single-digits for certain licensed products developed by the Company. The Company also agreed to pay an annual $0.6 million know-how access fee to Mayo. There were no milestones achieved during the years ended December 31, 2025 and December 31, 2024.

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

The Company recorded $0.6 million and $3.2 million in research and development expense for the years ended December 31, 2025 and 2024, respectively, under this agreement.

Other Agreements

The Company has committed to make potential future milestone payments and pay legal fees to third parties as part of licensing and development programs. The agreements generally required an upfront license fee and, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each license agreement is generally cancelable by the Company, given appropriate prior written notice. At December 31, 2025, potential future milestone payments under these agreements totaled an aggregate of $18.3 million. None of these milestones were assessed to be probable as of December 31, 2025.

Out-License Agreements

From time to time, the Company enters into non-exclusive license and collaboration agreements for the out-licensing of POLARIS-101TM, its proprietary, rationally designed capsid technology used in SGT-003, to both companies and academic institutions pursuing treatments for rare diseases. These arrangements may entitle the Company to receive non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost reimbursement arrangements, product supply and royalty payments as a percentage of worldwide license product sales. At December 31, 2025, potential future milestone payments the Company may be entitled to under these agreements totaled an aggregate of $97.1 million. None of these milestones were assessed to be probable as of December 31, 2025.

13. Net Loss per Share

The following table sets forth the computation of the Company's basic and diluted net loss per share:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(174,325)	$(124,697)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted average shares of common stock outstanding	72,768,275	38,178,327
Weighted average pre-funded warrants to purchase shares of common stock	14,736,356	2,638,367
Weighted average shares of common stock used to compute basic and diluted net loss per share	87,504,631	40,816,694
Net loss per share, basic and diluted	$(1.99)	$(3.06)

Included within weighted average shares of common stock outstanding for the years ended December 31, 2025 and 2024 are 16,600,818 and 2,712,478 shares of common stock issuable upon the exercise of the pre-funded warrants, respectively. The pre-funded warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The outstanding securities presented below were excluded from the calculation of net loss per share because the inclusion of such securities would have been anti-dilutive due to the Company’s net loss per share during the periods presented.

	Year Ended December 31,
	2025	2024
Options to purchase common stock	4,378,145	2,927,937
Nonvested restricted stock units	3,809,777	1,480,272
Nonvested performance stock units	2,074,188	2,165,325
Shares subject to employee stock purchase plan	275,602	281,640
Warrants	2,000	9,230
Total	10,539,712	6,864,404

14. Income Taxes

The Company recorded no tax benefit for the years ended December 31, 2025 and 2024 for the net operating losses incurred due to its uncertainty of realizing a benefit from those items.

	December 31,
	2025	2024
Income from continuing operations before income tax
United States	$(174,199)	$(124,583)
Foreign	—	—
Total worldwide income from continuing operations before income tax	$(174,199)	$(124,583)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations is as follows:

	December 31,
	2025		2024
Income tax computed at U.S. federal statutory tax rate	$(36,582)	21.0%	$(26,162)	21.0%
Tax credits
Federal R&D credit	(4,693)	2.7%	(3,314)	2.7%
Federal orphan drug credit	(10,035)	5.8%	(3,171)	2.5%
Change in valuation allowance	48,928	(28.1)%	32,518	(26.1)%
Nontaxable or nondeductible items	939	(0.5)%	137	(0.1)%
Other items	1,443	(0.9)%	(8)	—
Total	$—	—	$—	—

The Company established deferred tax assets and liabilities on identified book to tax temporary differences as of the date of conversion to a C-corporation. Deferred income taxes reflect the net tax effects of these temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Tax loss carryforwards	$71,602	$37,183
Tax credit carryforwards	31,823	15,324
Deferred expenses	5,593	6,067
Accrued expenses	2,076	1,536
Stock compensation	11,171	9,986
Intangible assets	2,691	2,535
Capitalized R&D	68,304	63,087
Derivative liabilities	2,432	833
Other	52	53
Total deferred tax assets	195,744	136,604
Valuation allowance	(190,437)	(130,690)
Deferred tax liabilities:
Right-of-use asset	(5,054)	(5,570)
Depreciation	(253)	(344)
Total deferred tax liabilities	(5,307)	(5,914)
Net deferred taxes	$—	$—

As of December 31, 2025, the Company had federal net operating loss carryforwards of $262.7 million which may be available to offset future taxable income and do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2025, the Company had state net operating loss carryforwards of approximately $261.4 million which may be available to offset future taxable income, of which $257.6 million begins to expire in 2032 and $3.8 million has unlimited carryforward. The Company also had federal and state tax credits of $27.8 million and $5.1 million, respectively, which may be used to offset future tax liability and each of which begin to expire in 2037.

The Company’s ability to utilize these federal and state carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The Company completed a study in 2023 to assess whether a change of control had occurred under Section 382, and it was determined that all net operating loss carryforwards and credits generated before December 2, 2022 are limited. As a result, the carryforwards before the ownership change date of December 2, 2022 are not available for utilization and have been written off. The carryforwards as of December 31, 2025 were generated after the ownership change of December 2, 2022.

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

The following table presents the changes in the balance of the Company’s deferred income tax asset valuation allowance:

	December 31,
	2025	2024
Valuation allowance at beginning of year	$130,690	$91,705
Increases recorded to income tax provision	59,747	38,985
Valuation allowance at end of year	$190,437	$130,690

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s C-Corporation tax years beginning with the year ended December 31, 2021 are open under statute. Any tax credit or net operating loss carryforward can be adjusted in future periods after the respective year of generation’s statute of limitation has closed.

As of December 31, 2025 and 2024, the Company did not have unrecognized tax benefits. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of December 31, 2025 and 2024, no interest and penalties have been recorded.

15. Segment Reporting

The Company has one reportable and one operating segment and conducts its business activities primarily in North America and on a consolidated basis. The Company’s singular focus is developing treatments through gene therapy and other means for patients with neuromuscular and cardiac diseases. All of the Company’s tangible assets are held in the United States.

The accounting policies of the Company are the same as those described in the summary of significant accounting policies.

The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The CODM assesses performance for the Company and decides how to allocate resources based on net loss as reported on the consolidated statements of operations. The annual budgeting process is the primary mechanism used to make these decisions. The financial information also helps in making performance assessments using budgeted versus actual results.

The following table presents segment expenses, other segment items, and segment net loss for the periods presented:

	Year Ended December 31,
	2025	2024
Segment expenses:
SGT-003	58,340	15,197
SGT-501	9,641	17,223
External R&D other	10,649	10,580
Internal R&D expense(1)	29,335	21,705
External G&A expense	19,469	20,122
Internal G&A expense(1)	13,956	12,223
Other segment items(2)	37,816	32,678
Other income, net	(4,881)	(5,031)
Consolidated net loss	(174,325)	(124,697)

(1)	Internal expenses consisted primarily of payroll and related costs, temporary services, and travel and entertainment.

(2)	Other segment items primarily included other program costs, equity-based compensation expense, and depreciation and amortization expense.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

16. Subsequent Events

Following the dosing of the first participant in the Phase 1b FALCON clinical trial of SGT-212, a $7.5 million development milestone became payable to FA212 LLC. On January 15, 2026, the Company made the second milestone payment in the form of 1,316,899 shares of its common stock.

On March 9, 2026, the Company issued and sold 14,973,257 shares of its common stock at a price of $5.61 per share, and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 27,807,482 shares of its common stock at a price of $5.609 per pre-funded warrant, in the March 2026 Private Placement. The Company received approximately $226.4 million of aggregate net proceeds from the March 2026 Private Placement, after deducting estimated offering costs.