Form 10-Q
period 2026-03-31
Solid Biosciences Inc.
filed 2026-05-12
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, the registrant had 98,449,606 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the timing, progress, design and results of ongoing and planned preclinical studies and clinical trials for our neuromuscular (e.g., SGT-003, SGT-212), cardiac (e.g., SGT-501, SGT-601) or other future candidates;
•
our ability to establish or maintain collaborations or strategic relationships;
•
our ability to obtain and maintain U.S. and foreign regulatory approval of our neuromuscular (e.g., SGT-003, SGT-212), cardiac (e.g., SGT-501, SGT-601) or other future candidates, and the timing and scope thereof;
•
the timing and outcomes of regulatory interactions;
•
the size of the patient populations and potential market opportunity for our neuromuscular (e.g., SGT-003, SGT-212), cardiac (e.g., SGT-501, SGT-601) or other future candidates, if approved for commercial use;
•
our manufacturing capabilities and strategy, including capacity constraints and the scalability and commercial viability of our manufacturing methods and processes;
•
our plans to develop and commercialize our neuromuscular (e.g., SGT-003, SGT-212), cardiac (e.g., SGT-501, SGT-601) or other future candidates, if approved;
•
the pricing and reimbursement of our neuromuscular (e.g., SGT-003, SGT-212), cardiac (e.g., SGT-501, SGT-601) or other future candidates we may develop, if approved;
•
the establishment of sales, marketing and distribution capabilities and entry into agreements with third parties to market and sell our neuromuscular (e.g., SGT-003, SGT-212), cardiac (e.g., SGT-501, SGT-601) or other future candidates, if approved;
•
the rate and degree of market acceptance and clinical utility of our neuromuscular (e.g., SGT-003, SGT-212), cardiac (e.g., SGT-501, SGT-601) or other future candidates, if approved;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$297,099	$59,900
Available-for-sale securities	83,581	127,950
Prepaid expenses and other current assets	15,470	16,384
Restricted cash, current	638	1,222
Total current assets	396,788	205,456
Non-current assets:
Operating lease, right-of-use assets	21,300	21,924
Property and equipment, net	3,914	4,169
Other non-current assets	183	223
Restricted cash, net of current portion	708	768
Total non-current assets	26,105	27,084
Total assets	$422,893	$232,540
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,563	$3,224
Accrued expenses and other current liabilities	19,182	18,945
Operating lease liabilities, current	2,188	2,103
Derivative liabilities	3,350	9,200
Total current liabilities	30,283	33,472
Non-current liabilities:
Operating lease liabilities, net of current portion	18,478	19,058
Total non-current liabilities	18,478	19,058
Total liabilities	48,761	52,530
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized at March 31, 2026 and December 31, 2025; 98,394,720 and 78,967,888 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	98	79
Additional paid-in capital	1,388,559	1,137,654
Accumulated other comprehensive (loss) income	(13)	52
Accumulated deficit	(1,014,512)	(957,775)
Total stockholders’ equity	374,132	180,010
Total liabilities and stockholders’ equity	$422,893	$232,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$46,140	$30,914
General and administrative	11,168	9,138
Total operating expenses	57,308	40,052
Loss from operations	(57,308)	(40,052)
Other income, net:
Interest income	2,064	2,300
Interest expense	—	(68)
Change in fair value of derivative liabilities	(1,650)	(1,650)
Other income, net	157	188
Total other income, net	571	770
Net loss	$(56,737)	$(39,282)
Net loss per share, basic and diluted	$(0.52)	$(0.59)
Weighted average shares of common stock outstanding, used to compute basic and diluted net loss per share	109,811,461	66,341,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(56,737)	$(39,282)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(65)	(45)
Comprehensive loss	$(56,802)	$(39,327)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at January 1, 2026	78,967,888	$79	$1,137,654	$52	$(957,775)	$180,010
Issuance of common stock in private placement, net of issuance costs of $4,776	14,973,257	15	79,209	—	—	79,224
Issuance of pre-funded warrants in private placement, net of issuance costs of $8,868	—	—	147,104	—	—	147,104
Issuance of common stock in private placement for payment of developmental milestone consideration	1,316,899	1	7,499	—	—	7,500
Issuance of common stock in at-the-market public offering, net of sales commissions of $275	1,937,623	2	11,925	—	—	11,927
Vesting of restricted and performance stock units	1,193,931	1	(1)	—	—	—
Exercise of common stock options	5,122	—	17	—	—	17
Unrealized loss on available-for-sale securities	—	—	—	(65)	—	(65)
Equity-based compensation expense	—	—	5,152	—	—	5,152
Net loss	—	—	—	—	(56,737)	(56,737)
Balance at March 31, 2026	98,394,720	$98	$1,388,559	$(13)	$(1,014,512)	$374,132

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

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(56,737)	$(39,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on available-for-sale securities	(619)	(312)
Equity-based compensation expense	5,152	3,341
Depreciation and amortization expense	395	407
Non-cash lease expense	623	575
Change in fair value of derivative liabilities	1,650	1,650
Other	—	(22)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	954	2,023
Accounts payable	2,321	461
Change in operating lease liability	(496)	(416)
Accrued expenses and other liabilities	(473)	(275)
Net cash used in operating activities	(47,230)	(31,850)
Cash flows from investing activities:
Purchases of property and equipment	(165)	(126)
Proceeds from maturities of available-for-sale securities	128,380	38,000
Purchases of available-for-sale securities	(83,457)	(65,337)
Net cash provided by (used in) investing activities	44,758	(27,463)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of underwriting discounts and commissions	—	189,637
Payments of common stock and pre-funded warrants issuance costs in public offering	—	(20)
Proceeds from issuance of common stock and pre-funded warrants in private placement	239,972	—
Payments of common stock and pre-funded warrants issuance costs in private placement	(12,890)	—
Proceeds from issuance of common stock in at-the-market public offering, net of sales commissions	11,927	246
Proceeds from exercises of common stock options	18	—
Payments of principal portion of finance lease obligations	—	(135)
Net cash provided by financing activities	239,027	189,728
Net increase in cash, cash equivalents, and restricted cash	236,555	130,415
Cash, cash equivalents, and restricted cash at beginning of period	61,890	82,187
Cash, cash equivalents, and restricted cash at end of period	$298,445	$212,602

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$68
Supplemental disclosure of non-cash investing, financing and operating activities:
Common stock issued as payment for developmental milestone consideration	$7,500	$5,000
Property and equipment purchases included in accounts payable and accrued expenses	$25	$80

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts reported in the condensed consolidated statements of cash flows:

	March 31,
	2026	2025
Cash and cash equivalents	$297,099	$210,629
Restricted cash, current	638	—
Restricted cash, net of current portion	708	1,973
Total cash, cash equivalents, and restricted cash, as reported in the condensed consolidated statements of cash flows	$298,445	$212,602

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

Liquidity

Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $380.7 million, excluding restricted cash of $1.3 million, as of March 31, 2026, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects.

Through March 31, 2026, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units prior to its initial public offering, as well as the sale of common stock and pre-funded warrants to purchase shares of its common stock in private placements (including the March 2026 Private Placement (as defined below)), the sale of common stock in its initial public offering, follow-on public offerings in March 2021 and February 2025 and under its at-the-market sales agreement.

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) along with the rules and regulations of the Securities and Exchange Commission for interim financial information and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position at March 31, 2026 and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2026 and 2025.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2026, for any other interim period, or for any other future year.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024‑03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Sub‑Topic 220‑40): Disaggregation of Income Statement Expenses,” which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

The Company determined that the FA212 agreement represented an asset acquisition of in-process research and development assets with no alternative future use and recognized the aggregate acquisition cost of $5.1 million as research and development expense in the third quarter of 2024, which included the upfront payment, initial recognition of the derivative liability, and $0.7 million in transaction costs.

The Company submitted an investigational new drug application (“IND”) for SGT-212 for the treatment of FA to the U.S. Food and Drug Administration (“FDA”), which was cleared in December 2024. Upon clearance of the IND, the first development milestone of $5.0 million became payable to FA212. On February 28, 2025, the Company made the first development milestone payment in the form of 975,496 shares of its common stock. Following the dosing of the first participant in the Phase 1b FALCON clinical trial of SGT-212 in January 2026, a $7.5 million development milestone became payable to FA212 LLC. On January 15, 2026, the Company made the second milestone payment in the form of 1,316,899 shares of its common stock. The derivative liability for the final contingent payment was recorded at a fair value of $3.4 million as of March 31, 2026. The derivative liabilities for contingent payments as of December 31, 2025 were recorded at an aggregate fair value of $9.2 million. See Note 4 - Fair Value Measurements.

3. Out-License Agreements

From time to time, the Company enters into non-exclusive license and collaboration agreements for the out-licensing of POLARIS‑101TM, its proprietary, rationally designed capsid technology used in SGT-003, to both companies and academic institutions pursuing treatments for rare diseases. These arrangements may entitle the Company to receive non-refundable upfront payments, contingent obligations for potential developmental, regulatory, and commercial performance milestone payments, cost reimbursement arrangements, product supply and royalty payments as a percentage of worldwide license product sales. At March 31, 2026, potential future milestone payments to which the Company may be entitled to under these agreements totaled an aggregate of $97.1 million. None of these milestones were assessed to be probable as of March 31, 2026.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$213,724	$—	$213,724
Treasury bills	—	74,212	—	74,212
Total cash equivalents	—	287,936	—	287,936
Available-for-sale securities (Note 5):
Treasury bills	—	78,562	—	78,562
Government bonds	—	5,019	—	5,019
Total available-for-sale securities	—	83,581	—	83,581
Total financial assets	$—	$371,517	$—	$371,517

Financial liabilities
Derivative liabilities (Note 2):	$—	$—	$3,350	$3,350
Total financial liabilities	$—	$—	$3,350	$3,350

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$51,333	$—	$51,333
Total cash equivalents	—	51,333	—	51,333
Available-for-sale securities (Note 5):
Treasury bills	—	72,932	—	72,932
Government bonds	—	55,018	—	55,018
Total available-for-sale securities	—	127,950	—	127,950
Total financial assets	$—	$179,283	$—	$179,283
Financial liabilities
Derivative liabilities (Note 2):	$—	$—	$9,200	$9,200
Total financial liabilities	$—	$—	$9,200	$9,200

As of March 31, 2026 and December 31, 2025, the fair values of the Company’s cash equivalents and available-for-sale securities were determined using Level 2 inputs.

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

The significant unobservable inputs used in valuing the developmental milestone derivative liabilities at each measurement date are as follows:

	March 31, 2026	December 31, 2025
Unobservable Input	Range	Range	Average
Probability of achieving certain development milestones	60.0%	40.0% - 100.0%	70.0%
Volatility	100.0%	98.0%	98.0%
Discount rate	3.8%	3.5% - 3.7%	3.6%
Timing of achieving certain development milestones	2.5 years	0.1 - 2.8 years	1.4 years

The following table presents a roll forward of activity associated with the Company’s derivative liabilities measured using Level 3 inputs:

Developmental Milestone Derivative Liabilities
Fair value of derivative liabilities as of January 1, 2026	$9,200
Change in fair value of derivative liabilities	1,650
Common stock issued as payment for developmental milestone consideration	(7,500)
Fair value of derivative liabilities as of March 31, 2026	$3,350

The Company recognized a $1.7 million loss for the change in fair value of derivative liabilities during the three months ended March 31, 2026 and 2025.

It is the Company's policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period. During the three months ended March 31, 2026, and the year ended December 31, 2025, there were no transfers between Level 1, Level 2, and Level 3.

As of March 31, 2026, and December 31, 2025, the Company's accounts payable, accrued expenses, and other current liabilities approximated their estimated fair values due to the short-term nature of these financial instruments.

5. Available-for-Sale Securities

A summary of the Company's available-for-sale securities is presented below:

	March 31, 2026
Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$78,572	$—	$(10)	$78,562
Government bonds maturing in one year or less	5,022	—	(3)	5,019
Total available-for-sale securities	$83,594	$—	$(13)	$83,581

	December 31, 2025
Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$72,902	$30	$—	$72,932
Government bonds maturing in one year or less	54,996	22	—	55,018
Total available-for sale securities	$127,898	$52	$—	$127,950

The weighted average contractual maturity of the Company’s available-for-sale securities was approximately 0.4 years and 0.6 years as of March 31, 2026, and December 31, 2025, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2026	December 31, 2025
Prepaid research and development expenses	$12,494	$13,969
Prepaid other and other current assets	2,976	2,415
Total	$15,470	$16,384

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
Accrued research and development expenses	$12,357	$8,651
Accrued compensation	4,383	8,815
Accrued other and other current liabilities	2,442	1,479
Total	$19,182	$18,945

8. Stockholders' Equity

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

On March 9, 2026, the Company issued and sold 14,973,257 shares of its common stock at a price of $5.61 per share, and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 27,807,482 shares of its common stock at a price of $5.609 per pre-funded warrant (the “March 2026 Private Placement”). The Company received approximately $226.3 million of aggregate net proceeds from the March 2026 Private Placement after deducting offering costs.

The Company determined the pre-funded warrants met the criteria for equity classification. No warrants were exercised during the three months ended March 31, 2026.

9. Equity-Based Compensation

Equity-Based Compensation Expense

The Company has classified equity-based compensation expense in its condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2026	2025
Research and development	$1,900	$1,102
General and administrative	3,252	2,239
Total	$5,152	$3,341

Equity Incentive Plans

As of March 31, 2026, the Company’s approved equity incentive plans include: the 2018 Omnibus Incentive Plan (the “2018 Plan”); Amended and Restated 2020 Equity Incentive Plan, as amended (the “2020 Plan”); the Amended and Restated 2021 Employee Stock Purchase Plan; and the 2024 Inducement Stock Incentive Plan (the “2024 Plan”). These plans are administered by the Board of Directors (the “Board”) and permit the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (the “RSUs”), performance awards, and other stock-based or cash-based awards. Upon the adoption of the 2020 Plan, the Company no longer grants new equity awards under its 2018 Plan. Service based awards to employees generally vest over a four-year period with 25% of such awards vesting following twelve months of continued employment or service. The remaining awards vest in either monthly or yearly installments over the following three years. Stock options granted under the Company’s equity incentive plans expire ten years from the date of grant.

Amended and Restated 2020 Equity Incentive Plan

On June 12, 2025 and June 11, 2024, the Company's stockholders approved amendments to the 2020 Plan to increase the number of shares of common stock reserved for issuance under the plan by 9,000,000 shares and 2,000,000 shares, respectively. As of March 31, 2026, there were 5,272,653 stock options outstanding, 4,426,590 RSUs outstanding, 1,555,642 performance stock units outstanding, and 9,412,791 shares remained available for future issuance under the 2020 Plan.

2024 Inducement Stock Incentive Plan

In March 2024, the Board approved the 2024 Plan, which provides for the reservation of 1,000,000 shares of common stock for equity granted as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of March 31, 2026, there were 100,000 stock options outstanding, 801,123 RSUs outstanding, and 10,147 shares remained available for future issuance under the 2024 Plan.

Stock Options

The table below summarizes the activity with respect to stock options for the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	4,378,145	$12.04	8.23	$1,077
Granted	1,760,362	$6.59
Exercised	(5,122)	$3.45
Expired	(362)	$166.00
Forfeitures	(3,633)	$6.78
Outstanding at March 31, 2026	6,129,390	$10.47	8.50	$5,431
Vested and expected to vest at March 31, 2026	6,129,390	$10.47	8.50	$5,431
Exercisable at March 31, 2026	2,000,461	$19.20	6.95	$1,182

The assumptions used in the Black-Scholes option-pricing model for all stock options granted during each period presented are as follows:

	Three Months Ended March 31,
	2026	2025
Common stock price	$5.45 - $6.60	$4.10
Expected volatility	96.6% -97.4%	112.1%
Expected dividends	0.0%	0.0%
Expected term (in years)	5.31 - 6.08	5.31
Risk-free rate	3.8% - 3.9%	4.4%

The weighted average grant date fair values of stock options granted during the three months ended March 31, 2026 and 2025 were $5.22 and $3.39, respectively.

The Company recognized $2.1 million and $1.3 million of equity-based compensation expense in connection with stock options during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $18.0 million of total unrecognized equity-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock Units

The following table summarizes activity with respect to RSUs during the three months ended March 31, 2026:

	Units	Weighted- Average Grant Date Fair Value
Nonvested RSUs at January 1, 2026	3,809,777	$4.93
Granted	2,232,271	$6.58
Vested	(675,385)	$4.64
Forfeitures	(52,146)	$5.70
Nonvested RSUs at March 31, 2026	5,314,517	$5.65

The Company recognized $2.0 million and $1.0 million of equity-based compensation expense in connection with RSUs during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $27.4 million of total unrecognized equity-based compensation expense related to nonvested RSUs, which is expected to be recognized over a weighted average period of 3.2 years.

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

In the first quarter of 2026, the Board determined that the first performance milestone was achieved and 25% of the target number of shares vested for each executive officer upon such determination. In the first quarter of 2026, the Board also determined that a second performance milestone was achieved and that 25% of the target number of shares for the executive officers will vest on the 2027 Evaluation Date, which will occur in the first quarter of 2027, subject to such executive officer’s continued service to the company on such date. The Board will determine whether the remaining two performance conditions have been satisfied and the remaining number of units that may vest on the 2027 Evaluation Date. The percentage of the RSUs allocable to any Performance Milestone that has not been achieved on or prior to the 2027 Evaluation Date shall be cancelled.

The following table summarizes activity with respect to PSUs during the three months ended March 31, 2026:

	Units	Weighted Average Grant Date Fair Value
Nonvested PSUs at January 1, 2026	2,074,188	$7.51
Granted	—	$—
Vested	(518,546)	$7.51
Forfeitures	—	$—
Nonvested PSUs at March 31, 2026	1,555,642	$7.51

The Company recognized $1.0 million of equity-based compensation expense in connection with PSUs during the three months ended March 31, 2026 and 2025. As of March 31, 2026, there was $2.6 million of unrecognized equity-based compensation expense related to nonvested PSUs based on the achievement of all Performance Milestones, which is expected to be recognized over a weighted average period of 0.9 years.

10. Commitments and Contingencies

Letter of Credit

The Company had an outstanding letter of credit in the amount of $1.3 million and $2.0 million at March 31, 2026 and December 31, 2025, respectively, which is required as a condition of the Company’s office and laboratory lease.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026 and December 31, 2025.

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of March 31, 2026.

11. Net Loss Per Share

The following table sets forth the computation of the Company's basic and diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(56,737)	$(39,282)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted average shares of common stock outstanding	86,104,331	57,301,916
Weighted average shares of pre-funded warrants to purchase common stock	23,707,130	9,039,389
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	109,811,461	66,341,305
Net loss per share, basic and diluted	$(0.52)	$(0.59)

Included within weighted average shares of common stock outstanding for the three months ended March 31, 2026 and 2025 are 44,408,300 and 16,600,818 shares of common stock issuable upon the exercise of the pre-funded warrants, respectively. The pre‑funded warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The outstanding securities presented below were excluded from the calculation of net loss per share because the inclusion of such securities would have been anti-dilutive due to the Company’s net loss during the periods presented.

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	6,129,390	2,850,441
Nonvested restricted stock units	5,314,517	3,174,668
Nonvested performance stock units	1,555,642	2,165,325
Shares subject to employee stock purchase plan	272,450	234,154
Warrants	2,000	2,563
Total	13,273,999	8,427,151

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

The following table presents segment expenses, other segment items, and segment net loss for the periods presented:

	Three Months Ended March 31,
	2026	2025
Segment expenses:
SGT-003	$22,942	$9,166
SGT-501	1,407	4,466
SGT-212	3,316	825
External R&D other	2,857	2,770
Internal R&D expense(1)	9,151	6,843
External G&A expense	5,468	4,877
Internal G&A expense(1)	3,866	3,463
Other segment items(2)	8,301	7,642
Other income, net	(571)	(770)
Condensed consolidated net loss	$(56,737)	$(39,282)

(1)	Internal expenses consisted primarily of payroll and related costs, temporary services, and travel and entertainment.
(2)	Other segment items primarily included other program costs, equity-based compensation expense, and depreciation and amortization expense.

The measure of segment assets is reported on the balance sheet as total condensed consolidated assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2025 included in our annual report on Form 10-K filed on March 19, 2026.

Some of the statements contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this quarterly report on Form 10-Q particularly including those risks identified in Part II, Item 1A “Risk Factors” and our other filings with the Securities and Exchange Commission (the “SEC”).

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this quarterly report on Form 10-Q. Statements made herein are made as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward‑looking statements contained in this quarterly report on Form 10-Q, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

We are continuing to advance our pipeline of Candidates. The U.S. Food and Drug Administration (the “FDA”) has granted Fast Track, Orphan Drug, and Rare Pediatric Disease designations for SGT-003 for Duchenne, and SGT-003 has also been awarded Orphan Drug designation from the European Commission for the treatment of Duchenne, in addition to an Innovation Passport by the new UK Innovative Licensing and Access Pathway, which aims to accelerate time to market and facilitate patient access to new medicines in the United Kingdom. The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations to SGT-212 for the treatment of FA and SGT-501 for the treatment of CPVT.

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

On March 11, 2026, we announced positive new interim data from the Phase 1/2 INSPIRE DUCHENNE clinical trial as of a February 23, 2026 data cutoff date. For a full description of the initial results from the INSPIRE DUCHENNE trial, see Part I, Item I, “Business” in our Annual Report on Form 10-K filed on March 19, 2026.

SGT-003 has been generally well tolerated in the 47 participants dosed in the Phase 1/2 INSPIRE DUCHENNE clinical trial as of May 11, 2026. The safety and tolerability profile observed in the INSPIRE DUCHENNE trial continued to be promising; SGT-003 is administered using a low-burden, steroid-only prophylactic immunomodulation regimen. As of May 11, 2026, there was one previously disclosed treatment-related serious adverse event reported in the INSPIRE DUCHENNE trial. This serious adverse event was identified as a Grade 3 immune-mediated myositis which, importantly, was not associated with muscle pain or weakness, and occurred in a participant who had a large deletion in a region coded for by SGT-003’s microdystrophin. The trial participant promptly responded to steroid treatment and the event has resolved. This serious adverse event was reviewed by the data and safety monitoring board with the recommendation to continue dosing without interruption.

Enrollment and dosing in the INSPIRE DUCHENNE trial is ongoing and being conducted at 15 clinical sites across the United States, Canada, Italy and the United Kingdom. We believe we have aligned with the FDA on SGT-003's potency assay strategy and will continue commercial-readiness CMC activities, with our process performance qualification manufacturing batches to be completed in 2026.

In October 2025, we activated the first clinical trial site and began screening participants for IMPACT DUCHENNE, a Phase 3 randomized, double-blind, placebo-controlled trial evaluating SGT-003. In February 2026, we announced positive feedback from a Type C meeting with the FDA where we reached alignment on the IMPACT DUCHENNE trial design, including: the patient population of ambulant participants 7 to <12 years of age, the primary endpoint of change from baseline in Time to Rise (TTR) velocity from supine position evaluated at 18 months and other key secondary endpoints. Clinical trial sites for IMPACT DUCHENNE are currently active in Australia and Canada and additional clinical site activations in the UK and US are expected in the second half of 2026, with sites in the EU anticipated to follow, subject to regulatory clearances. Participant screening is underway and we dosed our first participant in the IMPACT DUCHENNE trial in April 2026.

We expect to continue discussions with the FDA as we seek guidance on a potential accelerated approval pathway for SGT-003 and we expect to provide an update as regulatory discussions progress.

The FDA has granted Fast Track, Orphan Drug, and Rare Pediatric Disease designations for SGT-003 and the European Commission has granted Orphan drug designation for SGT-003 for the treatment of Duchenne. SGT-003 has been awarded an Innovation Passport by the new UK Innovative Licensing and Access Pathway, which aims to accelerate time to market and facilitate patient access to new medicines in the United Kingdom.

Additionally, Solid has received a positive opinion from the European Medicines Agency's Paediatric Committee on its Pediatric Investigation Plan (PIP), establishing alignment on its pediatric development framework for SGT-003 in Europe.

SGT-212

In January 2025, we announced that the FDA cleared our IND for SGT-212 for the treatment of FA. In October 2025, we activated the first clinical trial site and began screening participants for FALCON, an open-label, multi-center Phase 1b clinical trial of SGT-212, and in January 2026, we dosed the first participant in the trial. Two participants have been dosed in the FALCON clinical trial and SGT-212 has been well tolerated with no serious adverse events observed as of May 11, 2026.

The trial is expected to enroll approximately 10 non-ambulatory and ambulatory adult participants (aged 18-40) living with FA in up to three cohorts and is designed to evaluate the safety and tolerability of contemporaneous IDN and systemic IV infusion of SGT-212, with initial data anticipated by the end of 2026, subject to participant enrollment. The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations to SGT-212 for the treatment of FA.

SGT-501

In July 2025, we announced that the FDA cleared our IND and that Health Canada approved our clinical trial application for SGT-501 for the treatment of CPVT. In January 2026, we announced that clinical trial sites have been activated and participant screening is underway in the ARTEMIS clinical trial, an open-label, multi-center Phase 1b clinical trial evaluating SGT-501 in adult participants with CPVT. The ARTEMIS trial is designed to evaluate the safety and tolerability of a single IV infusion of SGT-501. We anticipate dosing our first participant in the second half of 2026 with initial safety data anticipated in the first half of 2027, subject to participant enrollment.

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

Capsids

In March of 2026, we began using the mark POLARIS-101TM to represent our AAV-SLB101 capsid (“POLARIS-101TM”). POLARIS‑101TM is our rationally designed, proprietary capsid used in SGT-003 for Duchenne, which has been generally well tolerated as of May 11, 2026 (N=47) in the INSPIRE DUCHENNE clinical trial, and was also well tolerated in nonclinical NHP and mouse models. We aim to license POLARIS-101TM broadly to corporations, institutions and academic labs pursuing neuromuscular and cardiac rare disease research, with more than 50 agreements, including licenses, executed.

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

Our Operations

Due to our significant research and development expenditure, licensing and patent investment, and general and administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $56.7 million and $39.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1.0 billion. We expect to incur significant expenses and operating losses for the foreseeable future.

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

As of March 31, 2026, we had cash, cash equivalents, and available-for-sale securities of $380.7 million, excluding restricted cash of $1.3 million. We believe that our cash, cash equivalents, and available-for-sale securities as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

The following table summarizes our research and development expenses by Candidate for the respective periods (in thousands):

	Three Months Ended March 31,
	2026	2025
Allocated research and development expenses:
SGT-003	$22,942	$9,298
SGT-501	1,407	4,466
SGT-212	3,316	825
SGT-601	486	2,155
Other development programs	1,568	1,484
Total allocated research and development expenses	29,719	18,228
Unallocated research and development expenses:
Personnel related expenses	11,311	7,990
External expenses	5,110	4,696
Total unallocated research and development expenses	16,421	12,686
Total research and development expenses	$46,140	$30,914

We cannot determine with certainty the duration, costs, and timing of ongoing and planned clinical trials of SGT-003, SGT-212, SGT‑501 or our other Candidates, or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our Candidates for which we obtain marketing approval or our other research and development expenses. We may never succeed in obtaining marketing approval for any of our Candidates. The duration, costs, and timing of clinical trials and development of our Candidates will depend on a variety of factors, including:

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$46,140	$30,914	$15,226	49.3%
General and administrative	11,168	9,138	2,030	22.2%
Total operating expenses	57,308	40,052	17,256	43.1%
Loss from operations	(57,308)	(40,052)	(17,256)	43.1%
Other income, net:
Interest income	2,064	2,300	(236)	(10.3)%
Interest expense	—	(68)	68	(100.0)%
Change in fair value of derivative liabilities	(1,650)	(1,650)	—	0.0%
Other income, net	157	188	(31)	(16.5)%
Total other income, net	571	770	(199)	(25.8)%
Net loss	$(56,737)	$(39,282)	$(17,455)	44.4%

Research and Development Expenses

The following table summarizes our research and development expenses by Candidate for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Allocated research and development expenses:
SGT-003	$22,942	$9,298	$13,644	146.7%
SGT-501	1,407	4,466	(3,059)	(68.5)%
SGT-212	3,316	825	2,491	301.9%
SGT-601	486	2,155	(1,669)	(77.4)%
Other development programs	1,568	1,484	84	5.7%
Total allocated research and development expenses	29,719	18,228	11,491	63.0%
Unallocated research and development expenses:
Personnel related expenses	11,311	7,990	3,321	41.6%
External expenses	5,110	4,696	414	8.8%
Total unallocated research and development expenses	16,421	12,686	3,735	29.4%
Total research and development expenses	$46,140	$30,914	$15,226	49.3%

Research and development expenses for the three months ended March 31, 2026 were $46.1 million, compared to $30.9 million for the three months ended March 31, 2025. The increase of $15.2 million in research and development expenses was primarily due to a $13.6 million increase in costs for SGT-003 primarily related to manufacturing and clinical costs, a $3.3 million increase in personnel related expenses, a $2.5 million increase in costs for SGT-212 primarily related to clinical costs and license and milestone payments, and a $0.4 million increase in external expenses primarily related to consulting and professional services, partially offset by a $3.1 million decrease in costs for SGT-501 primarily related to lower manufacturing and research costs, and a $1.7 million decrease in costs for SGT-601 related to lower manufacturing and research costs.

General and Administrative Expenses

General and administrative expenses were $11.2 million for the three months ended March 31, 2026, compared to $9.1 million for the three months ended March 31, 2025. The increase of $2.0 million was primarily related to a $1.5 million increase in personnel related costs, a $0.5 million increase in consulting services, and a $0.4 million increase in equipment costs, partially offset by a $0.5 million decrease in legal fees.

Other Income, Net

Other income, net was $0.6 million for the three months ended March 31, 2026 compared to $0.8 million for the three months ended March 31, 2025. The decrease of $0.2 million was primarily related to lower interest income from our available-for-sale securities.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of securities in private placements and follow-on offerings, the sale of common stock in our initial public offering, and sales of common stock under our “at-the-market offering” sales agreement with Jefferies LLC (“Jefferies”) (the “ATM Sales Agreement”). Through March 31, 2026, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $1.1 billion of net proceeds from the sale of our common stock through public offerings, including our IPO and follow-on public offerings, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreements.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended and restated in March 2024, under which we may offer and sell, from time to time, shares of our common stock through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the year ended December 31, 2025, we sold 891,414 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $5.1 million. During the three months ended March 31, 2026, we sold 1,937,623 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $11.9 million.

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

On March 9, 2026, we issued and sold 14,973,257 shares of our common stock at a price of $5.61 per share, and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 27,807,482 shares of its common stock at a price of $5.609 per pre-funded warrant, (the “March 2026 Private Placement”). We received approximately $226.3 million of aggregate net proceeds from the March 2026 Private Placement, after deducting offering costs.

As of March 31, 2026, we had cash, cash equivalents, and available-for-sale securities of $380.7 million, excluding restricted cash of $1.3 million, and had no debt outstanding.

Summary of Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(47,230)	$(31,850)
Cash provided by (used in) investing activities	44,758	(27,463)
Cash provided by financing activities	239,027	189,728
Net increase in cash, cash equivalents, and restricted cash	$236,555	$130,415

Operating Activities

During the three months ended March 31, 2026, operating activities used $47.2 million of cash, primarily resulting from our net loss of $56.7 million partially offset by changes in our operating assets and liabilities of $2.3 million and non-cash charges of $7.2 million. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2026 consisted of an increase in accounts payable of $2.3 million and a decrease in prepaid expenses and other assets of $1.0 million, offset by a decrease in accrued expenses and other liabilities of $0.5 million and a decrease in the operating lease liability of $0.5 million. Non-cash activities were driven by equity-based compensation of $5.2 million, a change in the fair value of derivative liabilities of $1.7 million, non-cash lease expense of $0.6 million, and depreciation and amortization expense of $0.4 million, partially offset by amortization of discount on available-for-sale securities of $0.6 million.

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

Investing Activities

During the three months ended March 31, 2026, investing activities provided $44.8 million of cash, resulting from the maturities of available-for-sale securities of $128.4 million, partially offset by purchases of available-for sale securities of $83.5 million and the purchases of property plant and equipment of $0.2 million.

During the three months ended March 31, 2025, investing activities used $27.5 million of cash, resulting from the purchases of available-for sale securities of $65.3 million and the purchases of property plant and equipment of $0.1 million, partially offset by the maturity of available-for sale securities of $38.0 million.

Financing Activities

During the three months ended March 31, 2026, financing activities provided $239.0 million of cash, primarily resulting from the net proceeds from the issuance and sale of common stock and pre-funded warrants to purchase shares of common stock in the March 2026 Private Placement.

During the three months ended March 31, 2025, financing activities provided $189.7 million of cash, resulting from the net proceeds from the issuance and sale of common stock and pre-funded warrants to purchase shares of common stock in the February 2025 Offering, offset by payments of the principal portion of finance lease obligations of $0.1 million.

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

As of March 31, 2026, we had cash, cash equivalents and available-for-sale securities of $380.7 million, excluding restricted cash of $1.3 million. Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2026 will be sufficient to fund our operating expenses and capital requirements into the first half of 2028. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

We are supplying, and expect to continue to supply, our ongoing and future preclinical and clinical development programs with drug product produced at a current GMP compliant facility located at one of our CDMOs. We intend to establish the capability and capacity to supply Candidates at commercial scale from multiple sources.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2026, there were no material changes to our contractual obligations and commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2026, our cash equivalents consisted of money market funds and treasury bills that have contractual maturities of less than 90 days from the date of acquisition. As of March 31, 2026, our investments consisted of treasury bills and government bonds that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)

under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were designed and operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Unfavorable global economic or geopolitical conditions could harm our business, financial condition or results of operations.
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

Since inception, we have incurred significant net losses. Our net losses were $56.7 million and $39.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1.0 billion. Prior to our acquisition of AavantiBio, Inc. in December 2022 (the “Acquisition”) we devoted substantially all of our efforts to research and development, including clinical development of SGT-001, which we are no longer developing, and preclinical development of SGT‑003, as well as to building out our management team and infrastructure. Following the Acquisition, we have devoted our efforts to the research and development of our other Candidates, including clinical development of SGT‑003, SGT‑212 and SGT-501, as well as building out our management team. We expect that it could be several years before we have a commercialized product, and we may never have a commercialized product. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our Candidates. In addition, if we obtain marketing approval for our Candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2026 will be sufficient to fund our operating expenses and capital requirements into the first half of 2028, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of our Candidates.

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
•
maintaining and enhancing a commercially viable, sustainable, scalable, reproducible and transferable manufacturing process for our Candidates that is compliant with Current Good Manufacturing Practices (“cGMPs”);
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

Unfavorable global economic or geopolitical conditions could harm our business, financial condition or results of operations.

Our results of operations could be harmed by general conditions in the global economy and in the global financial markets or by geopolitical conditions. A severe or prolonged economic downturn, including the impact of increased interest rates and inflation, and global trade programs and tariffs, could result in a variety of risks to our business, including weakened demand for our Candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our manufacturers, possibly resulting in manufacturing disruption, or cause delays in payments for our services by third-party payors or our future collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could harm our business.

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

During the conduct of clinical trials, participants may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the Candidate being studied caused these conditions. For instance, we reported a serious adverse event in IGNITE DMD, which resulted in a clinical hold in November 2019, which has since been resolved. In April 2021, a participant treated with SGT-001 in IGNITE DMD experienced a systemic inflammatory response classified as a serious adverse event and considered by the investigator to be drug related. In addition, there has been one previously disclosed treatment-related serious adverse event in the INSPIRE DUCHENNE trial as of May 11, 2026, identified as a Grade 3 immune‑mediated myositis.

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

Further, under the Pediatric Research Equity Act of 2003, a BLA or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic Candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Paediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our Candidates for which we are seeking regulatory approval in the U.S. or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action, invalidation of the marketing application, and/or financial penalties. Our collaborators are also subject to similar requirements outside of the United States and the European Union and thus the attendant risks and uncertainties.

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

We may seek approval of one or more of our Candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate or intermediate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate or intermediate endpoint is reasonably likely to predict long-term clinical benefit. Given that expression of microdystrophin has only been established to predict long-term clinical benefit in one other regulatory approval, it is possible the FDA and/or other applicable regulatory agencies could decide not to accept it as a surrogate endpoint for the accelerated approval pathway for SGT-003's treatment of Duchenne, either alone or with additional functional data.

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

The FDA has granted fast track designation to SGT-003 for the treatment of Duchenne, SGT-212 for the treatment of FA and SGT‑501 for the treatment of CPVT.

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

Evolving FDA regulatory policies, interpretations and evidentiary expectations, including with respect to clinical trial study design, endpoint selection and the use of single-arm clinical trials, may delay, limit or prevent regulatory approval of our product candidates.

The regulatory landscape applicable to gene therapy and other advanced therapeutic modalities continues to evolve, including with respect to the types and amount of clinical data that the U.S. Food and Drug Administration (“FDA”) may require to support accelerated approval or traditional approval. The FDA’s policies, guidance, interpretations and expectations relating to clinical trial study design, endpoint selection, statistical analysis, manufacturing, safety monitoring, long-term follow-up and the overall benefit‑risk assessment applicable to product candidates such as ours may change over time, including during the course of our clinical development programs.

Historically, certain rare disease therapies, including gene therapies, have been evaluated using single-arm, open-label and externally controlled clinical trial designs due to challenges associated with patient population size, disease severity, ethical considerations and the absence of available treatment alternatives. In addition, the FDA’s views regarding the acceptability, clinical relevance or validation of particular efficacy, biomarker, surrogate or other study endpoints may evolve over time. However, the FDA may determine that our clinical trial designs, endpoints or analytical approaches are insufficient for one or more of our product candidates or indications and may require additional or different clinical evidence, including randomized controlled trials, larger patient populations, longer follow-up periods, different or additional endpoints, confirmatory studies or other data to support regulatory approval.

In addition, evolving regulatory expectations, changes in agency leadership or priorities, differing views within the FDA, increased scrutiny of accelerated approval pathways or novel therapeutic modalities, or changes in applicable laws, regulations or guidance could result in additional regulatory requirements, delays in our clinical trials, delays in or denial of regulatory approval, limitations on approved indications or post-approval requirements that are more burdensome than we currently anticipate.

Any such developments could significantly increase our development costs, require substantial additional capital, delay commercialization of our product candidates or otherwise materially adversely affect our business, financial condition, results of operations and prospects. Even if we believe the data from our clinical trials are sufficient to support approval, the FDA may disagree and determine that additional clinical development or confirmatory evidence is required before approval may be obtained, if at all.

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

We are aware of a number of companies and research institutions developing gene transfer programs progressing in Duchenne. For example, in June 2023, Sarepta Therapeutics, Inc. (“Sarepta”) announced that it had received accelerated approval for its gene therapy candidate ELEVIDYS® for the treatment of ambulatory pediatric patients aged 4 through 5 years with Duchenne. In June 2024, Sarepta announced an expanded US approval of ELEVIDYS® for patients who are at least 4 years of age including full approval for ambulatory Duchenne patients and accelerated approval for non-ambulatory Duchenne patients. Following two reported cases of acute liver failure resulting in death, Sarepta agreed with FDA to a boxed warning for acute liver injury and acute liver failure and the removal of the non-ambulatory population from the "Indication and Usage" section of the Prescribing Information for ELEVIDYS®.

We are also aware of several companies and research institutions conducting clinical trials of product candidates focused on systemic gene transfers for Duchenne, including Genethon, with a product candidate currently being evaluated in a Phase 1/2/3 clinical trial, REGENXBIO Inc., with a product candidate in Phase 1/2/3 clinical development and Insmed Incorporated, with product candidates in clinical development.

There are other approaches to treat Duchenne that are either currently marketed or in development including antisense oligonucleotides, histone deacetylase (“HDAC”) inhibitors, corticosteroids, myosin inhibitors, cell therapies and gene editing. Notably, Sarepta has received accelerated approval for three therapies including Exondys 51, Vyondys 53 and Amondys 45 targeting exons 51, 53 and 45, respectively; Nippon Shinyaku received accelerated approval for Viltepso to treat exon 53 amenable patients; Avidity Biosciences is developing Del-zota to treat exon 44; Wave Life Sciences is developing WVE-N531 to treat exon 53 amenable patients; Dyne Therapeutics is developing DYNE-251 to treat exon 51 amenable patients; BioMarin Pharmaceutical is developing BMN 351 to treat exon 51 amenable patients; and Entrada Therapeutics is developing ENTR‑601-44, ENTR-601-45, ENTR-601-50, and ENTR-601-51 for exon 44, 45, 50 and 51 amenable patients, respectively. Italfarmaco received FDA approval for its HDAC inhibitor, Givinostat, in Duchenne patients who are at least 6 years of age. Santhera Pharmaceuticals received FDA approval for its corticosteroid, Agamree, which is marketed by Catalyst Pharmaceuticals, in Duchenne patients who are at least 2 years of age. Edgewise Therapeutics is developing Sevasemten, a fast skeletal myosin inhibitor, for Duchenne and Becker muscular dystrophies. Capricor Therapeutics is developing Deramiocel, an allogeneic cardiosphere-derived cell therapy product candidate. Satellos Biosciences is developing SAT-3247, an oral small molecule product candidate. Precision BioSciences is in clinical development for gene editing product candidate, PBGENE-DMD.

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

While we have retained all necessary rights to and are developing on our own SGT-003, SGT-212, SGT-501 and other Candidates, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to SGT-003, SGT‑212, SGT-501 or other Candidates. Our likely collaborators for any such sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our Candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Additionally, in countries where the pricing of gene therapy products is subject to governmental control, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low‑priced and high-priced member states, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our Candidate to other available therapies. Reimbursement of our products may be unavailable or limited in scope or amount, which would adversely affect our revenue, if any.

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

The Health Care Reform Law also imposed substantial changes to the U.S. system for paying for health care, including programs to extend medical benefits to millions of individuals who have lacked insurance coverage. Generally, implementation of the Health Care Reform Law has thus far included significant cost-saving, revenue and payment reduction measures with respect to, for example, several government health care programs that might cover our products in the United States, should they be commercialized, including Medicaid and Medicare. Additional downward pricing pressure associated with the Health Care Reform Law includes that the Health Care Reform Law established and provided significant funding for a Patient-Centered Outcomes Research Institute to coordinate and fund Comparative Effectiveness Research, as those terms are defined in the Health Care Reform Law. While the stated intent of Comparative Effectiveness Research is to develop information to guide providers to the most efficacious therapies, outcomes of Comparative Effectiveness Research could influence the reimbursement or coverage for therapies that are determined to be less cost‑effective than others. Should any of our products be approved for sale, but then determined to be less cost-effective than alternative therapies, the levels of reimbursement for these products, or the willingness to reimburse at all, could be adversely impacted.

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

On May 12, 2025, the President issued an additional executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The executive order directs the Secretary of HHS to communicate most‑favored‑nation (“MFN”), price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The executive order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, on May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the referenced foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co‑operation and Development (“OECD”) with a gross domestic product (“GDP”) per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.

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

In December 2025, CMS, through its Center for Medicare and Medicaid Innovation, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, which is proposed to go into effect beginning October 1, 2026, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD, which is proposed to go into effect beginning January 1, 2027. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as OECD countries with a GDP of $400 billion and a per capita GDP that is at least 60% of the US per capita GDP (an initial list of 19 reference countries is included in the proposed rule).

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

Under certain of our existing license agreements, we do not have, and under future license agreements we may not have, the right to control the preparation, filing and prosecution of patent applications, or the maintenance, enforcement and defense of the patents and patent applications that we license from third parties. For example, under our inbound license agreements with the University of Missouri and the University of Washington, each of the applicable licensors controls the prosecution of patent applications and the maintenance of patents and patent applications. Therefore, we cannot be certain that the licensed patents and applications will be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to maintain, enforce or defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our Candidates that are the subject of such licensed rights could be adversely affected. For more information, see Part I, Item 1, “Business—Strategic Partnerships and Collaborations/Licenses” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted regarding non‑patent exclusivity. For example, EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On April 10, 2024, the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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

Moreover, although the U.S. Supreme Court has held in Myriad that isolated segments of naturally occurring DNA are not patent‑eligible subject matter, certain third parties could allege that activities that we may undertake infringe other gene‑related patent claims, and we may deem it necessary to defend ourselves against these claims by asserting non-infringement and/or invalidity positions, or paying to obtain a license to these claims. In any of the foregoing or in other situations involving third-party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter.

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

In July 2019, December 2020, January 2024 and March 2026, we completed private placements, and in February 2025 we completed a public offering, of shares of our common stock and pre‑funded warrants to purchase shares of our common stock to several accredited investors. In December 2022, we also issued shares of our common stock in the Acquisition and in a related private placement to several accredited investors. We have filed registration statements covering the resale of these shares by the purchasers in these private placements, and the stock consideration issued in the Acquisition, and have agreed to keep such registration statements effective until the date the shares covered by the respective registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act.

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

Risks Related to Lease Disruptions, Laboratory Infrastructure and Potential Displacement

Disruptions at our leased office and laboratory facilities, including landlord-initiated upgrades or limitations on our quiet enjoyment rights, could materially impair our operations and require us to incur significant costs to secure alternative space.

We lease office and laboratory facilities that are critical to our operations and that depend on specialized infrastructure, including HVAC systems, environmental controls, uninterrupted power supply, backup generation, water and drainage systems, chemical storage and handling capabilities, and compliance with applicable health, safety and environmental regulations. Our lease agreements typically require landlords to maintain building and building systems. These activities, as well as failures or interruptions in building systems, may disrupt our operations, limit access to portions of our facilities, or otherwise interfere with our use and enjoyment of the premises.

For laboratory operations, even temporary interruptions—such as fluctuations in temperature, vibration, sound, ventilation, or power—can result in loss of research materials, compromise of experiments, damage to sensitive equipment, or delays in development timelines. In addition, disruptions may affect our ability to maintain required regulatory, quality, or biosafety standards, which could lead to compliance issues or the need to suspend certain activities.

If disruptions to our facilities are prolonged or significant, we may need to temporarily or permanently relocate some or all of our operations. Suitable replacement space for laboratory use may require substantial buildout, permitting, validation and regulatory approvals before it can be used. As a result, we may be unable to secure alternative facilities on acceptable timelines or terms. Any relocation or expansion into new space could involve significant costs, including lease termination or modification fees, duplicative rent, tenant improvement expenses, equipment requalification, and operational downtime. We may also experience reduced productivity, loss of key personnel, or delays in our research, development or regulatory activities during any transition period.

We may not be successful in obtaining adequate remedies for any such issues, and some, such as rent abatement, may not fully offset the financial or operational impact of disruptions. Accordingly, disruptions affecting our leased office and laboratory facilities could have a material adverse effect on our business, financial condition, results of operations and ability to execute our strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Except as set forth below, we did not sell any securities during the three months ended March 31, 2026 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and that have not otherwise been described in a Current Report on Form 8-K.

Following the dosing of the first participant in the Phase 1b FALCON clinical trial of SGT-212, a $7.5 million development milestone became payable to FA212 LLC. On January 15, 2026, we made the milestone payment in the form of 1,316,899 shares of our common stock, see Note 2 - FA212 Asset Acquisition. The shares were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act as a privately negotiated transaction not involving any public offer or solicitation. On March 19, 2026, we filed a registration statement covering the resale of the shares of common stock issued to FA212 LLC, which was declared effective on March 31, 2026. None of the shares were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 5. Other Information.

(c) None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2026.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of Unregistered Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2026).

10.1†*	Summary of Non-Employee Director Compensation Program

10.2

Form of Securities Purchase Agreement, dated March 6, 2026, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2026).

10.3

Form of Registration Rights Agreement, dated March 6, 2026, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2026).

10.4†

Executive Chair Agreement, effective January 1, 2022, by and between Solid Biosciences Inc. and Ian F. Smith, as amended by the First Amendment to Executive Chair Agreement, effective September 30, 2022, Second Amendment to the Executive Chair Agreement, effective January 1, 2024, Third Amendment to the Executive Chair Agreement, effective January 6, 2025 and Fourth Amendment to Executive Chair Agreement, effective January 1, 2026 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2026).

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

Solid Biosciences Inc.

Date: May 12, 2026	By:	/s/ Alexander Cumbo
Alexander Cumbo
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Kevin Tan
Kevin Tan
Chief Financial Officer (Principal Financial and Accounting Officer)