Form 10-Q
period 2026-06-30
Solid Biosciences Inc.
filed 2026-08-06
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 107,225,238 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$159,394	$59,900
Available-for-sale securities	218,284	127,950
Prepaid expenses and other current assets	16,792	16,384
Restricted cash, current	638	1,222
Total current assets	395,108	205,456
Non-current assets:
Operating lease, right-of-use assets	20,667	21,924
Property and equipment, net	3,959	4,169
Other non-current assets	138	223
Restricted cash, net of current portion	708	768
Total non-current assets	25,472	27,084
Total assets	$420,580	$232,540
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,360	$3,224
Accrued expenses and other current liabilities	17,790	18,945
Operating lease liabilities, current	2,234	2,103
Derivative liabilities	4,200	9,200
Total current liabilities	28,584	33,472
Non-current liabilities:
Operating lease liabilities, net of current portion	17,921	19,058
Total non-current liabilities	17,921	19,058
Total liabilities	46,505	52,530
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 480,000,000 and 240,000,000 shares authorized at June 30, 2026 and December 31, 2025; 105,125,366 and 78,967,888 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	105	79
Additional paid-in capital	1,443,394	1,137,654
Accumulated other comprehensive (loss) income	(113)	52
Accumulated deficit	(1,069,311)	(957,775)
Total stockholders’ equity	374,075	180,010
Total liabilities and stockholders’ equity	$420,580	$232,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$44,265	$32,415	$90,405	$63,329
General and administrative	13,119	9,278	24,287	18,416
Total operating expenses	57,384	41,693	114,692	81,745
Loss from operations	(57,384)	(41,693)	(114,692)	(81,745)
Other income, net:
Interest income	3,221	2,966	5,285	5,266
Interest expense	—	(60)	—	(128)
Change in fair value of derivative liabilities	(850)	(900)	(2,500)	(2,550)
Other income, net	214	207	371	395
Total other income, net	2,585	2,213	3,156	2,983
Net loss	$(54,799)	$(39,480)	$(111,536)	$(78,762)
Net loss per share, basic and diluted	$(0.38)	$(0.42)	$(0.88)	$(0.98)
Weighted average shares of common stock outstanding, used to compute basic and diluted net loss per share	143,688,701	94,140,286	126,843,665	80,317,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(54,799)	$(39,480)	$(111,536)	$(78,762)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(100)	(40)	(165)	(85)
Comprehensive loss	$(54,899)	$(39,520)	$(111,701)	$(78,847)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at January 1, 2026	78,967,888	$79	$1,137,654	$52	$(957,775)	$180,010
Issuance of common stock in private placement, net of issuance costs of $4,776	14,973,257	15	79,209	—	—	79,224
Issuance of pre-funded warrants in private placement, net of issuance costs of $8,868	—	—	147,104	—	—	147,104
Issuance of common stock in private placement for payment of developmental milestone consideration	1,316,899	1	7,499	—	—	7,500
Issuance of common stock in at-the-market public offering, net of sales commissions of $275	1,937,623	2	11,925	—	—	11,927
Vesting of restricted and performance stock units	1,193,931	1	(1)	—	—	—
Exercise of common stock options	5,122	—	17	—	—	17
Unrealized loss on available-for-sale securities	—	—	—	(65)	—	(65)
Equity-based compensation expense	—	—	5,152	—	—	5,152
Net loss	—	—	—	—	(56,737)	(56,737)
Balance at March 31, 2026	98,394,720	98	1,388,559	(13)	(1,014,512)	374,132
Issuance of common stock in at-the-market public offering, net of sales commissions of $1,125	6,578,364	7	48,867	—	—	48,874
Vesting of restricted stock units	65,198	—	—	—	—	—
Exercise of common stock options	8,889	—	61	—	—	61
Issuance of common stock under employee stock purchase plan	78,195	—	291	—	—	291
Unrealized loss on available-for-sale securities	—	—	—	(100)	—	(100)
Equity-based compensation expense	—	—	5,616	—	—	5,616
Net loss	—	—	—	—	(54,799)	(54,799)
Balance at June 30, 2026	105,125,366	$105	$1,443,394	$(113)	$(1,069,311)	$374,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at January 1, 2025	40,468,141	$40	$920,609	$47	$(783,450)	$137,246
Issuance of common stock in public offering, net of issuance costs of $8,665	35,739,810	36	135,331	—	—	135,367
Issuance of pre-funded warrants in public offering, net of issuance costs of $3,366	—	—	52,590	—	—	52,590
Issuance of common stock in private placement for payment of developmental milestone consideration	975,496	1	4,999	—	—	5,000
Issuance of common stock in at-the-market public offering, net of sales commissions of $6	61,542	—	246	—	—	246
Vesting of restricted stock units	247,970	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(45)	—	(45)
Equity-based compensation expense	—	—	3,341	—	—	3,341
Net loss	—	—	—	—	(39,282)	(39,282)
Balance at March 31, 2025	77,492,959	77	1,117,116	2	(822,732)	294,463
Vesting of restricted stock units	32,189	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	74,860	1	196	—	—	197
Exercise of common stock options	2,733	—	6	—	—	6
Unrealized loss on available-for-sale securities	—	—	—	(40)	—	(40)
Equity-based compensation expense	—	—	3,145	—	—	3,145
Net loss	—	—	—	—	(39,480)	(39,480)
Balance at June 30, 2025	77,602,741	$78	$1,120,463	$(38)	$(862,212)	$258,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(111,536)	$(78,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on available-for-sale securities	(1,984)	(800)
Equity-based compensation expense	10,768	6,486
Depreciation and amortization expense	786	793
Non-cash lease expense	1,257	1,162
Change in fair value of derivative liabilities	2,500	2,550
Other	25	55
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(324)	(2,060)
Accounts payable	1,139	467
Change in operating lease liability	(1,006)	(848)
Accrued expenses and other liabilities	(1,442)	1,695
Net cash used in operating activities	(99,817)	(69,262)
Cash flows from investing activities:
Purchases of property and equipment	(315)	(503)
Proceeds from maturities of available-for-sale securities	146,880	69,000
Purchases of available-for-sale securities	(235,396)	(128,777)
Other	—	85
Net cash used in investing activities	(88,831)	(60,195)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of underwriting discounts and commissions	—	189,637
Payments of common stock and pre-funded warrants issuance costs in public offering	—	(1,681)
Proceeds from issuance of common stock and pre-funded warrants in private placement	239,972	—
Payments of common stock and pre-funded warrants issuance costs in private placement	(13,644)	—
Proceeds from issuance of common stock in at-the-market public offering, net of sales commissions	60,801	246
Proceeds from exercises of common stock options	78	6
Employee stock purchase plan purchases	291	196
Payments of principal portion of finance lease obligations	—	(277)
Net cash provided by financing activities	287,498	188,127
Net increase in cash, cash equivalents, and restricted cash	98,850	58,670
Cash, cash equivalents, and restricted cash at beginning of period	61,890	82,187
Cash, cash equivalents, and restricted cash at end of period	$160,740	$140,857

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$128
Supplemental disclosure of non-cash investing, financing and operating activities:
Common stock issued as payment for developmental milestone consideration	$7,500	$5,000
Property and equipment purchases included in accounts payable and accrued expenses	$285	$—

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts reported in the condensed consolidated statements of cash flows:

	June 30,
	2026	2025
Cash and cash equivalents	$159,394	$138,933
Restricted cash, current	638	—
Restricted cash, net of current portion	708	1,924
Total cash, cash equivalents, and restricted cash, as reported in the condensed consolidated statements of cash flows	$160,740	$140,857

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

Liquidity

Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $377.7 million, excluding restricted cash of $1.3 million, as of June 30, 2026, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects.

Through June 30, 2026, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units prior to its initial public offering, as well as the sale of common stock and pre-funded warrants to purchase shares of its common stock in private placements (including the March 2026 Private Placement (as defined below)), the sale of common stock in its initial public offering, follow-on public offerings in March 2021 and February 2025 and under its “at-the-market offering” sales agreement, between the Company and Jefferies LLC (the “ATM Sales Agreement”). In July 2026, the Company sold 2,012,500 shares of its common stock, pursuant to its ATM Sales Agreement for net proceeds of $15.7 million.

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) along with the rules and regulations of the Securities and Exchange Commission for interim financial information and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position at June 30, 2026 and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2026 and 2025.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2026, for any other interim period, or for any other future year.

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

The Company submitted an investigational new drug application (“IND”) for SGT-212 for the treatment of FA to the U.S. Food and Drug Administration (“FDA”), which was cleared in December 2024. Upon clearance of the IND, the first development milestone of $5.0 million became payable to FA212. On February 28, 2025, the Company made the first development milestone payment in the form of 975,496 shares of its common stock. Following the dosing of the first participant in the Phase 1b FALCON clinical trial of SGT-212 in January 2026, a $7.5 million development milestone became payable to FA212 LLC. On January 15, 2026, the Company made the second milestone payment in the form of 1,316,899 shares of its common stock. The derivative liability for the final contingent payment was recorded at a fair value of $4.2 million as of June 30, 2026. The derivative liabilities for contingent payments as of December 31, 2025 were recorded at an aggregate fair value of $9.2 million. See Note 4 - Fair Value Measurements.

3. Out-License Agreements

From time to time, the Company enters into non-exclusive license and collaboration agreements for the out-licensing of POLARIS‑101TM, its proprietary, rationally designed capsid technology used in SGT-003, to both companies and academic institutions pursuing treatments for rare diseases. These arrangements may entitle the Company to receive non-refundable upfront payments, contingent obligations for potential developmental, regulatory, and commercial performance milestone payments, cost reimbursement arrangements, product supply and royalty payments as a percentage of worldwide license product sales. At June 30, 2026, potential future milestone payments to which the Company may be entitled to under these agreements totaled an aggregate of $97.1 million. None of these milestones were assessed to be probable as of June 30, 2026.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$150,232	$—	$150,232
Total cash equivalents	—	150,232	—	150,232
Available-for-sale securities (Note 5):
Treasury bills	—	159,714	—	159,714
Government bonds	—	58,570	—	58,570
Total available-for-sale securities	—	218,284	—	218,284
Total financial assets	$—	$368,516	$—	$368,516

Financial liabilities
Derivative liabilities (Note 2):	$—	$—	$4,200	$4,200
Total financial liabilities	$—	$—	$4,200	$4,200

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$51,333	$—	$51,333
Total cash equivalents	—	51,333	—	51,333
Available-for-sale securities (Note 5):
Treasury bills	—	72,932	—	72,932
Government bonds	—	55,018	—	55,018
Total available-for-sale securities	—	127,950	—	127,950
Total financial assets	$—	$179,283	$—	$179,283
Financial liabilities
Derivative liabilities (Note 2):	$—	$—	$9,200	$9,200
Total financial liabilities	$—	$—	$9,200	$9,200

As of June 30, 2026 and December 31, 2025, the fair values of the Company’s cash equivalents and available-for-sale securities were determined using Level 2 inputs.

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

The significant unobservable inputs used in valuing the developmental milestone derivative liabilities at each measurement date are as follows:

		December 31, 2025
Unobservable Input	June 30, 2026	Range	Average
Probability of achieving certain development milestones	60.0%	40.0% - 100.0%	70.0%
Volatility	91.0%	98.0%	98.0%
Discount rate	4.1%	3.5% - 3.7%	3.6%
Timing of achieving certain development milestones	2.3 years	0.1 - 2.8 years	1.4 years

The following table presents a roll forward of activity associated with the Company’s derivative liabilities measured using Level 3 inputs:

Developmental Milestone Derivative Liabilities
Fair value of derivative liabilities as of January 1, 2026	$9,200
Change in fair value of derivative liabilities	2,500
Common stock issued as payment for developmental milestone consideration	(7,500)
Fair value of derivative liabilities as of June 30, 2026	$4,200

The Company recognized losses of $0.9 million for the change in fair value of derivative liabilities during the three months ended June 30, 2026 and 2025. During the six months ended June 30, 2026 and 2025, the Company recognized losses of $2.5 million and $2.6 million, respectively, for the change in fair value of derivative liabilities.

It is the Company’s policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period. During the six months ended June 30, 2026, and the year ended December 31, 2025, there were no transfers between Level 1, Level 2, and Level 3.

As of June 30, 2026, and December 31, 2025, the Company’s accounts payable, accrued expenses, and other current liabilities approximated their estimated fair values due to the short-term nature of these financial instruments.

5. Available-for-Sale Securities

A summary of the Company's available-for-sale securities is presented below:

	June 30, 2026
Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$159,761	$—	$(47)	$159,714
Government bonds maturing in one year or less	58,636	—	(66)	58,570
Total available-for-sale securities	$218,397	$—	$(113)	$218,284

	December 31, 2025
Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$72,902	$30	$—	$72,932
Government bonds maturing in one year or less	54,996	22	—	55,018
Total available-for-sale securities	$127,898	$52	$—	$127,950

The weighted average contractual maturity of the Company’s available-for-sale securities was approximately 0.5 years and 0.6 years as of June 30, 2026, and December 31, 2025, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2026	December 31, 2025
Prepaid research and development expenses	$13,862	$13,969
Prepaid other and other current assets	2,930	2,415
Total	$16,792	$16,384

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
Accrued research and development expenses	$9,776	$8,651
Accrued compensation	6,225	8,815
Accrued other and other current liabilities	1,789	1,479
Total	$17,790	$18,945

8. Stockholders’ Equity

Authorized Shares

On June 10, 2026, at the Company’s 2026 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 240,000,000 shares to 480,000,000 shares (the “Share Increase Amendment”). The Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware on June 10, 2026 to effect the Share Increase Amendment.

As a result of the Share Increase Amendment, as of June 30, 2026, the Company is authorized to issue 480,000,000 shares of common stock, $0.001 par value per share. The Share Increase Amendment did not otherwise affect the par value, rights, preferences or privileges of the Company’s common stock.

Common Stock and Pre-funded Warrants

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

The Company determined the pre-funded warrants met the criteria for equity classification. No warrants were exercised during the six months ended June 30, 2026.

9. Equity-Based Compensation

Equity-Based Compensation Expense

The Company has classified equity-based compensation expense in its condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2,097	$1,116	$3,997	$2,218
General and administrative	3,519	2,029	6,771	4,268
Total	$5,616	$3,145	$10,768	$6,486

Equity Incentive Plans

As of June 30, 2026, the Company’s approved equity incentive plans include: the 2018 Omnibus Incentive Plan (the “2018 Plan”); Amended and Restated 2020 Equity Incentive Plan, as amended (the “2020 Plan”); the Amended and Restated 2021 Employee Stock Purchase Plan; and the 2024 Inducement Stock Incentive Plan (the “2024 Plan”). These plans are administered by the Board of Directors (the “Board”) and permit the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (the “RSUs”), performance awards, and other stock-based or cash-based awards. Upon the adoption of the 2020 Plan, the Company no longer grants new equity awards under its 2018 Plan. Service based awards to employees generally vest over a four-year period with 25% of such awards vesting following twelve months of continued employment or service. The remaining awards vest in either monthly or yearly installments over the following three years. Stock options granted under the Company’s equity incentive plans expire ten years from the date of grant.

Amended and Restated 2020 Equity Incentive Plan

On June 12, 2025 and June 11, 2024, the Company's stockholders approved amendments to the 2020 Plan to increase the number of shares of common stock reserved for issuance under the plan by 9,000,000 shares and 2,000,000 shares, respectively. As of June 30, 2026, there were 5,876,554 stock options outstanding, 4,754,784 RSUs outstanding, 1,689,025 performance stock units outstanding, and 8,338,130 shares remained available for future issuance under the 2020 Plan.

2024 Inducement Stock Incentive Plan

In March 2024, the Board approved the 2024 Plan, which provides for the reservation of 1,000,000 shares of common stock for equity granted as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of June 30, 2026, there were 100,000 stock options outstanding, 748,925 RSUs outstanding, and 6,570 shares remained available for future issuance under the 2024 Plan.

Stock Options

The table below summarizes the activity with respect to stock options for the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	4,378,145	$12.04	8.23	$1,077
Granted	2,380,362	$6.59
Exercised	(14,011)	$5.55
Expired	(4,303)	$31.44
Forfeitures	(16,031)	$4.76
Outstanding at June 30, 2026	6,724,162	$10.13	8.39	$23,120
Vested and expected to vest at June 30, 2026	6,724,162	$10.13	8.39	$23,120
Exercisable at June 30, 2026	2,732,785	$15.35	7.17	$9,393

The assumptions used in the Black-Scholes option-pricing model for all stock options granted during each period presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock price	$6.61	$4.58	$5.45 - $6.61	$4.10 - $4.58
Expected volatility	94.5%	114.2%	94.5% - 97.4%	112.1% - 114.2%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	5.5	5.5	5.3 - 6.1	5.3 - 5.5
Risk-free rate	4.3%	4.0%	3.8% - 4.3%	4.0% - 4.4%

The weighted average grant date fair values of stock options granted during the three months ended June 30, 2026 and 2025 were $5.04 and $3.84, respectively, and the weighted average grant date fair values of stock options granted during the six months ended June 30, 2026 and 2025 were $5.17 and $3.83, respectively.

The Company recognized $2.3 million and $1.2 million of equity-based compensation expense in connection with stock options during the three months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized equity-based compensation expense in connection with stock options of $4.3 million and $2.6 million, respectively. As of June 30, 2026, there was $18.8 million of total unrecognized equity-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock Units

The following table summarizes activity with respect to RSUs during the six months ended June 30, 2026:

	Units	Weighted- Average Grant Date Fair Value
Nonvested RSUs at January 1, 2026	3,809,777	$4.93
Granted	2,738,436	$6.71
Vested	(740,583)	$4.74
Forfeitures	(217,117)	$5.83
Nonvested RSUs at June 30, 2026	5,590,513	$5.79

The Company recognized $2.3 million and $1.1 million of equity-based compensation expense in connection with RSUs during the three months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized equity-based compensation expense in connection with RSUs of $4.3 million and $2.1 million, respectively. As of June 30, 2026, there was $27.8 million of total unrecognized equity-based compensation expense related to nonvested RSUs, which is expected to be recognized over a weighted average period of 3.0 years.

Performance Stock Units

In June 2024, the Board approved a grant of performance-based restricted stock unit awards (“PSUs” or “Performance Awards”) to the Company’s executive team. Each PSU represents the contingent right to receive one share of the Company’s common stock. These Performance Awards provide for the vesting of 25% of the target number of underlying RSUs granted upon the achievement of each of four independent performance milestones predetermined by the Board (each, a "Performance Milestone" and together, the “Performance Milestones”), subject to the grantee’s continued service with the Company (the “Approval Conditions”).

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

In January 2026, the Board approved a grant of PSUs to an additional member of the Company’s executive team which provide for the vesting of 33% of the target number of underlying RSUs, upon the achievement of each of the three then-remaining Performance Milestones.

The following table summarizes activity with respect to PSUs during the six months ended June 30, 2026:

	Units	Weighted Average Grant Date Fair Value
Nonvested PSUs at January 1, 2026	2,074,188	$7.51
Granted	133,383	$7.74
Vested	(518,546)	$7.51
Forfeitures	—	$—
Nonvested PSUs at June 30, 2026	1,689,025	$7.53

The Company recognized $0.9 million and $0.8 million of equity-based compensation expense in connection with PSUs during the three months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized equity-based compensation expense in connection with PSUs of $1.9 million and $1.8 million, respectively. As of June 30, 2026, there was $2.3 million of unrecognized equity-based compensation expense related to nonvested PSUs based on the achievement of all Performance Milestones, which is expected to be recognized over a weighted average period of 0.6 years.

10. Commitments and Contingencies

Letter of Credit

The Company had an outstanding letter of credit in the amount of $1.3 million and $2.0 million at June 30, 2026 and December 31, 2025, respectively, which is required as a condition of the Company’s office and laboratory lease.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026 and December 31, 2025.

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of June 30, 2026.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(54,799)	$(39,480)	$(111,536)	$(78,762)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted average shares of common stock outstanding	99,280,401	77,539,468	92,728,853	67,476,597
Weighted average shares of pre-funded warrants to purchase common stock	44,408,300	16,600,818	34,114,812	12,840,991
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	143,688,701	94,140,286	126,843,665	80,317,588
Net loss per share, basic and diluted	$(0.38)	$(0.42)	$(0.88)	$(0.98)

Included within the weighted average shares of common stock outstanding for the three and six months ended June 30, 2026 and 2025 are 44,408,300 and 16,600,818 shares of common stock issuable upon the exercise of pre-funded warrants, respectively. The pre‑funded warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The following table presents the potentially dilutive securities outstanding as of the dates indicated that were excluded from the computation of diluted net loss per share because the effect of including them would have been anti-dilutive due to the Company’s net loss during the periods presented:

	As of June 30,
	2026	2025
Options to purchase common stock	6,724,162	3,324,305
Nonvested restricted stock units	5,590,513	3,102,124
Nonvested performance stock units	1,689,025	2,074,188
Shares subject to employee stock purchase plan	235,127	216,802
Warrants	2,000	2,563
Total	14,240,827	8,719,982

12. Segment Reporting

The Company has one reportable and one operating segment and conducts its business activities on a consolidated basis primarily in North America. The Company’s singular focus is developing treatments through gene therapy and other means for patients with neuromuscular and cardiac diseases. All of the Company’s tangible assets are held in the United States.

The accounting policies of the Company are the same as those described in the summary of significant accounting policies.

The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The CODM assesses performance for the Company and decides how to allocate resources based on net loss as reported on the condensed consolidated statements of operations. The annual budgeting process is the primary mechanism used to make these decisions. The financial information also helps the CODM in making performance assessments using budgeted versus actual results.

The following table presents segment expenses, other segment items, and segment net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment expenses:
SGT-003	$24,516	$12,219	$47,458	$21,385
SGT-501	903	2,223	2,310	6,689
SGT-212	2,364	1,145	5,680	1,970
External R&D other	1,983	3,116	4,840	5,886
Internal R&D expense(1)	9,060	6,765	18,211	13,608
External G&A expense	6,327	5,279	11,795	10,156
Internal G&A expense(1)	4,734	3,360	8,600	6,823
Other segment items(2)	7,497	7,586	15,798	15,228
Other income, net	(2,585)	(2,213)	(3,156)	(2,983)
Condensed consolidated net loss	$(54,799)	$(39,480)	$(111,536)	$(78,762)

(1)	Internal expenses consisted primarily of payroll and related costs, temporary services, and travel and entertainment.
(2)	Other segment items primarily included other program costs, equity-based compensation expense, and depreciation and amortization expense.

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

Overview

We are a life sciences company focused on advancing a portfolio of current and future gene therapy candidates, which we refer to collectively as our Candidates, including SGT-003 for the treatment of Duchenne muscular dystrophy (“Duchenne”), SGT-212 for the treatment of Friedreich’s ataxia (“FA”), SGT-501 for the treatment of catecholaminergic polymorphic ventricular tachycardia (“CPVT”), SGT-601 for the treatment of TNNT2-mediated dilated cardiomyopathy (“TNNT2 DCM”), and additional assets for the treatment of genetic cardiac and neuromuscular diseases, at different stages of development, with varying levels of investment. The Company is also focused on developing innovative libraries of genetic regulators and other enabling technologies with promising potential to significantly impact gene therapy delivery cross-industry. We are advancing our diverse pipeline across rare neuromuscular and cardiac diseases, bringing together experts in science, technology, disease management and care. Patient-focused and founded by those directly impacted by Duchenne, our mission is to improve the daily lives of patients living with these devastating diseases.

Solid was purpose-built to advance the best science and accelerate the discovery and development of treatments that may benefit all patients with Duchenne. As we expand to bring meaningful treatments to patients living with other neuromuscular and cardiac diseases, the values and guiding principles that drive us continue. Our corporate vision is to build an innovation platform enabling the discovery and development of high-value genetic medicines for neuromuscular and cardiac diseases by integrating internal capabilities, including a vector core, use of validated animal models, optimized expression cassettes, novel platform technologies including capsids and regulatory expertise, and collaborations with leaders in related clinical and research fields. Our mission, which guides our operations, is to treat and change the course of neuromuscular and cardiac diseases at all stages. Underscoring this mission, our disease-focused business model is founded on the following fundamental principles:

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

We are continuing to advance our pipeline of Candidates. The U.S. Food and Drug Administration (the “FDA”) has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations for SGT-003 for Duchenne, and SGT-003 has also been awarded Orphan Drug designation from the European Commission for the treatment of Duchenne, in addition to an Innovation Passport by the new UK Innovative Licensing and Access Pathway, which aims to accelerate time to market and facilitate patient access to new medicines in the United Kingdom. The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations to SGT-212 for the treatment of FA and SGT-501 for the treatment of CPVT.

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

SGT-003

Participant dosing in the Phase 1/2 INSPIRE DUCHENNE trial of SGT-003 began in the second quarter of 2024. The INSPIRE DUCHENNE trial is a Phase 1/2 first-in-human, open-label, single-dose, multicenter trial designed to evaluate the safety, tolerability and efficacy of SGT-003 in pediatric patients with Duchenne at a dose of 1E14vg/kg. SGT-003 is administered as a one-time intravenous infusion. Since initiation of the INSPIRE DUCHENNE clinical trial, we amended the clinical trial protocol to increase the anticipated participant enrollment size, expand the participant cohort age groups and extend the time points of certain secondary objective measurements.

On March 11, 2026, we announced positive new interim data from the Phase 1/2 INSPIRE DUCHENNE clinical trial as of a February 23, 2026 data cutoff date. For a full description of the initial results from the INSPIRE DUCHENNE trial, see Part I, Item I, “Business” in our Annual Report on Form 10-K filed on March 19, 2026.

SGT-003 has been generally well tolerated in the 53 participants dosed in the Phase 1/2 INSPIRE DUCHENNE clinical trial as of August 4, 2026. One study participant withdrew consent after the Day 60 follow-up visit. No treatment-related adverse events were seen in this participant. The safety and tolerability profile observed in the INSPIRE DUCHENNE trial continued to be promising; SGT-003 is administered using a low-burden, steroid-only prophylactic immunomodulation regimen. As of August 4, 2026, there were two previously disclosed treatment-related serious adverse events reported in the INSPIRE DUCHENNE trial.

The INSPIRE DUCHENNE trial is ongoing and being conducted at clinical sites across the United States, Canada, Italy and the United Kingdom. We believe we have aligned with the FDA on SGT-003's potency assay strategy and will continue commercial-readiness CMC activities, with our process performance qualification manufacturing batches to be completed in 2026.

In October 2025, we activated the first clinical trial site and began screening participants for IMPACT DUCHENNE, a Phase 3 randomized, double-blind, placebo-controlled trial evaluating SGT-003. In February 2026, we announced positive feedback from a Type C meeting with the FDA where we reached alignment on the IMPACT DUCHENNE trial design, including: the patient population of ambulant participants 7 to <12 years of age, the primary endpoint of change from baseline in Time to Rise (TTR) velocity from supine position evaluated at 18 months and other key secondary endpoints. Clinical trial sites for IMPACT DUCHENNE are currently active in Australia and Canada, with additional clinical site activations expected in the second half of 2026, subject to site initiation activities and regulatory clearances. Participant screening is underway and we dosed our first participant in the IMPACT DUCHENNE trial in April 2026.

We plan to meet with the FDA late in the fourth quarter of 2026 to discuss the INSPIRE DUCHENNE SGT-003 data package and to seek guidance on a potential accelerated approval pathway for SGT-003; we expect to provide an update as discussions progress.

The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations for SGT-003 and the European Commission has granted Orphan drug designation for SGT-003 for the treatment of Duchenne. SGT-003 has been awarded an Innovation Passport by the new UK Innovative Licensing and Access Pathway, which aims to accelerate time to market and facilitate patient access to new medicines in the United Kingdom.

Additionally, Solid has received a positive opinion from the European Medicines Agency’s Paediatric Committee on its Pediatric Investigation Plan (PIP), establishing alignment on its pediatric development framework for SGT-003 in Europe.

SGT-212

In January 2025, we announced that the FDA cleared our IND for SGT-212 for the treatment of FA. In October 2025, we activated the first clinical trial site and began screening participants for FALCON, an open-label, multi-center Phase 1b clinical trial of SGT-212, and in January 2026, we dosed the first participant in the trial. Two participants have been dosed in the FALCON clinical trial and SGT-212 has been well tolerated with no treatment related serious adverse events observed as of August 4, 2026.

The trial is expected to enroll approximately 10 non-ambulatory and ambulatory adult participants (aged 18-40) living with FA in up to three cohorts and is designed to evaluate the safety and tolerability of contemporaneous IDN and systemic IV infusion of SGT-212, with initial data anticipated in the first quarter of 2027, subject to participant enrollment. The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations to SGT-212 for the treatment of FA.

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

Platform Technologies

The Company is also focused on developing innovative enabling technologies, including next-generation capsids. In March 2026, we began using the mark POLARIS-101TM to represent our AAV-SLB101 capsid (“POLARIS-101TM”). POLARIS‑101TM is our rationally designed, proprietary capsid, which is used in SGT-003 for Duchenne and has been generally well tolerated as of August 4, 2026 (N=53), in the INSPIRE DUCHENNE clinical trial, and was also well tolerated in nonclinical NHP and mouse models. We aim to license POLARIS-101TM broadly to corporations, institutions and academic labs pursuing neuromuscular and cardiac rare disease research, with more than 50 agreements, including licenses, executed.

We are building additional cardiac and neuromuscular next-generation capsid and promoter libraries with capsid selection from the first library anticipated in the second half of 2026.

Our Operations

Due to our significant research and development expenditure, licensing and patent investment, and general and administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $54.8 million and $111.5 million for the three and six months ended June 30, 2026, respectively, and $39.5 million and $78.8 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1.1 billion. We expect to incur significant expenses and operating losses for the foreseeable future.

As we seek to develop and commercialize our Candidates, we anticipate that our expenses will increase significantly and that we will need substantial additional funding to support our continuing operations. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity financing, debt financing or other sources, which may include licensing agreements or strategic collaborations. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, if at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of our Candidates.

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

As of June 30, 2026, we had cash, cash equivalents, and available-for-sale securities of $377.7 million, excluding restricted cash of $1.3 million. We believe that our cash, cash equivalents, and available-for-sale securities as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into mid-2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

The following table summarizes our research and development expenses by Candidate for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Allocated research and development expenses:
SGT-003	$24,516	$12,318	$47,458	$21,616
SGT-501	903	2,223	2,310	6,689
SGT-212	2,364	1,145	5,680	1,970
SGT-601	22	2,268	508	4,422
Other development programs	1,536	1,346	3,104	2,831
Total allocated research and development expenses	29,341	19,300	59,060	37,528
Unallocated research and development expenses:
Personnel related expenses	11,384	8,160	22,695	16,150
External expenses	3,540	4,955	8,650	9,651
Total unallocated research and development expenses	14,924	13,115	31,345	25,801
Total research and development expenses	$44,265	$32,415	$90,405	$63,329

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

During the six months ended June 30, 2026, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$44,265	$32,415	$11,850	36.6%
General and administrative	13,119	9,278	3,841	41.4%
Total operating expenses	57,384	41,693	15,691	37.6%
Loss from operations	(57,384)	(41,693)	(15,691)	37.6%
Other income, net:
Interest income	3,221	2,966	255	8.6%
Interest expense	—	(60)	60	(100.0)%
Change in fair value of derivative liabilities	(850)	(900)	50	(5.6)%
Other income, net	214	207	7	3.4%
Total other income, net	2,585	2,213	372	16.8%
Net loss	$(54,799)	$(39,480)	$(15,319)	38.8%

Research and Development Expenses

The following table summarizes our research and development expenses by Candidate for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Allocated research and development expenses:
SGT-003	$24,516	$12,318	$12,198	99.0%
SGT-501	903	2,223	(1,320)	(59.4)%
SGT-212	2,364	1,145	1,219	106.5%
SGT-601	22	2,268	(2,246)	(99.0)%
Other development programs	1,536	1,346	190	14.1%
Total allocated research and development expenses	29,341	19,300	10,041	52.0%
Unallocated research and development expenses:
Personnel related expenses	11,384	8,160	3,224	39.5%
External expenses	3,540	4,955	(1,415)	(28.6)%
Total unallocated research and development expenses	14,924	13,115	1,809	13.8%
Total research and development expenses	$44,265	$32,415	$11,850	36.6%

Research and development expenses for the three months ended June 30, 2026 were $44.3 million, compared to $32.4 million for the three months ended June 30, 2025. The increase of $11.9 million in research and development expenses was primarily due to a $12.2 million increase in costs for SGT-003 primarily related to manufacturing and clinical costs, a $3.2 million increase in personnel related expenses, and a $1.2 million increase in costs for SGT-212 primarily related to clinical and research costs, partially offset by a $2.2 million decrease in costs for SGT-601 related to lower manufacturing and research costs, a $1.4 million decrease in external expenses primarily related to laboratory supplies, and a $1.3 million decrease in costs for SGT-501 primarily related to lower license payments and research costs.

General and Administrative Expenses

General and administrative expenses were $13.1 million for the three months ended June 30, 2026, compared to $9.3 million for the three months ended June 30, 2025. The increase of $3.8 million was primarily related to a $2.6 million increase in personnel related costs, a $0.5 million increase in business development costs, a $0.4 million increase in equipment costs, and a $0.3 million increase in consulting services.

Other Income, Net

Other income, net was $2.6 million for the three months ended June 30, 2026 compared to $2.2 million for the three months ended June 30, 2025. The increase of $0.4 million was primarily related to higher interest income from our available-for-sale securities.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$90,405	$63,329	$27,076	42.8%
General and administrative	24,287	18,416	5,871	31.9%
Total operating expenses	114,692	81,745	32,947	40.3%
Loss from operations	(114,692)	(81,745)	(32,947)	40.3%
Other income, net:
Interest income	5,285	5,266	19	0.4%
Interest expense	—	(128)	128	(100.0)%
Change in fair value of derivative liabilities	(2,500)	(2,550)	50	(2.0)%
Other income, net	371	395	(24)	(6.1)%
Total other income, net	3,156	2,983	173	5.8%
Net loss	$(111,536)	$(78,762)	$(32,774)	41.6%

Research and Development Expenses

The following table summarizes our research and development expenses by Candidate for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Allocated research and development expenses:
SGT-003	$47,458	$21,616	$25,842	119.6%
SGT-501	2,310	6,689	(4,379)	(65.5)%
SGT-212	5,680	1,970	3,710	188.3%
SGT-601	508	4,422	(3,914)	(88.5)%
Other development programs	3,104	2,831	273	9.6%
Total allocated research and development expenses	59,060	37,528	21,532	57.4%
Unallocated research and development expenses:
Personnel related expenses	22,695	16,150	6,545	40.5%
External expenses	8,650	9,651	(1,001)	(10.4)%
Total unallocated research and development expenses	31,345	25,801	5,544	21.5%
Total research and development expenses	$90,405	$63,329	$27,076	42.8%

Research and development expenses for the six months ended June 30, 2026 were $90.4 million, compared to $63.3 million for the six months ended June 30, 2025. The increase of $27.1 million in research and development expenses was primarily due to a $25.8 million increase in costs for SGT-003 primarily related to manufacturing and clinical costs, a $6.5 million increase in personnel related expenses, and a $3.7 million increase in costs for SGT-212 primarily related to clinical costs and license and milestone payments, partially offset by a $4.4 million decrease in costs for SGT-501 primarily related to lower license and milestone payments and manufacturing and research costs, a $3.9 million decrease in costs for SGT-601 related to lower manufacturing and research costs, and a $1.0 million decrease in external expenses primarily related to overhead costs.

General and Administrative Expenses

General and administrative expenses were $24.3 million for the six months ended June 30, 2026, compared to $18.4 million for the six months ended June 30, 2025. The increase of $5.9 million was primarily related to a $4.1 million increase in personnel related costs, a $0.8 million increase in informational technology equipment and related costs, a $0.8 million increase in consulting services, and a $0.4 million increase in other operating expenses, partially offset by a $0.6 million decrease in legal fees.

Other Income, Net

Other income, net was $3.2 million for the six months ended June 30, 2026 compared to $3.0 million for the six months ended June 30, 2025. The increase of $0.2 million is attributable to lower interest expense on finance leases which terminated during the fourth quarter of 2025.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of securities in private placements and follow-on offerings, the sale of common stock in our initial public offering, and sales of common stock under our “at-the-market offering” sales agreement with Jefferies LLC (“Jefferies”) (the “ATM Sales Agreement”). Through June 30, 2026, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $1.2 billion of net proceeds from the sale of our common stock through public offerings, including our IPO and follow-on public offerings, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreements.

On March 13, 2019, we entered into the ATM Sales Agreement, which was amended and restated in March 2024, under which we may offer and sell, from time to time, shares of our common stock through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. We will pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the ATM Sales Agreement. During the year ended December 31, 2025, we sold 891,414 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $5.1 million. During the six months ended June 30, 2026, we sold 8,515,987 shares pursuant to the ATM Sales Agreement resulting in net proceeds of $60.8 million. In July 2026, the Company sold 2,012,500 shares of its common stock, pursuant to its ATM Sales Agreement for net proceeds of $15.7 million.

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

As of June 30, 2026, we had cash, cash equivalents, and available-for-sale securities of $377.7 million, excluding restricted cash of $1.3 million, and had no outstanding debt.

Summary of Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(99,817)	$(69,262)
Cash used in investing activities	(88,831)	(60,195)
Cash provided by financing activities	287,498	188,127
Net increase in cash, cash equivalents, and restricted cash	$98,850	$58,670

Operating Activities

During the six months ended June 30, 2026, operating activities used $99.8 million of cash, primarily resulting from our net loss of $111.5 million and changes in our operating assets and liabilities of $1.6 million, partially offset by non-cash charges of $13.4 million. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2026 consisted of a decrease in accrued expenses and other liabilities of $1.4 million, a decrease in the operating lease liability of $1.0 million, and an increase in prepaid expenses and other assets of $0.3 million, offset by an increase in accounts payable of $1.1 million. Non-cash activities were driven by equity-based compensation of $10.8 million, a change in the fair value of derivative liabilities of $2.5 million, non-cash lease expense of $1.3 million, and depreciation and amortization expense of $0.8 million, partially offset by amortization of discount on available-for-sale securities of $2.0 million.

During the six months ended June 30, 2025, operating activities used $69.3 million of cash, primarily resulting from our net loss of $78.8 million partially offset by changes in our operating assets and liabilities of $0.7 million and non-cash charges of $10.2 million. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2025 consisted of an increase in prepaid expenses and other assets of $2.1 million, a decrease in the operating lease liability of $0.8 million, offset by an increase in accrued expenses and other liabilities of $1.7 million, and an increase in accounts payable of $0.5 million. Non-cash activities were driven by equity-based compensation of $6.5 million, a change in the fair value of derivative liabilities of $2.6 million, non-cash lease expense of $1.2 million, and depreciation and amortization expense of $0.8 million, partially offset by amortization of available-for-sale securities of $0.8 million.

Investing Activities

During the six months ended June 30, 2026, investing activities used $88.8 million of cash, resulting from purchases of available-for-sale securities of $235.4 million and the purchases of property plant and equipment of $0.3 million, partially offset by the maturities of available-for-sale securities of $146.9 million.

During the six months ended June 30, 2025, investing activities used $60.2 million of cash, resulting from the purchases of available-for-sale securities of $128.8 million and the purchases of property plant and equipment of $0.5 million, partially offset by the maturity of available-for-sale securities of $69.0 million.

Financing Activities

During the six months ended June 30, 2026, financing activities provided $287.5 million of cash, primarily resulting from the net proceeds from the issuance and sale of common stock and pre-funded warrants to purchase shares of common stock in the March 2026 Private Placement of $226.3 million, the sale of common stock in the ATM of $60.8 million, and proceeds from the issuance of $0.3 million of shares of common stock under the Company’s Amended and Restated 2021 Employee Stock Purchase Plan ("ESPP").

During the six months ended June 30, 2025, financing activities provided $188.1 million of cash, resulting from the net proceeds from the issuance and sale of common stock and pre-funded warrants to purchase shares of common stock of $188.2 million, and proceeds from the issuance of $0.2 million of shares of common stock under the Company's ESPP.

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

As of June 30, 2026, we had cash, cash equivalents and available-for-sale securities of $377.7 million, excluding restricted cash of $1.3 million. Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2026 will be sufficient to fund our operating expenses and capital requirements into mid-2028. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2026, there were no material changes to our contractual obligations and commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2026, our cash equivalents consisted of money market funds and treasury bills that have contractual maturities of less than 90 days from the date of acquisition. As of June 30, 2026, our investments consisted of treasury bills and government bonds that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were designed and operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net losses were $111.5 million and $78.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1.1 billion. Prior to our acquisition of AavantiBio, Inc. in December 2022 (the “Acquisition”) we devoted substantially all of our efforts to research and development, including clinical development of SGT-001, which we are no longer developing, and preclinical development of SGT‑003, as well as to building out our management team and infrastructure. Following the Acquisition, we have devoted our efforts to the research and development of our other Candidates, including clinical development of SGT‑003, SGT‑212 and SGT-501, as well as building out our management team. We expect that it could be several years before we have a commercialized product, and we may never have a commercialized product. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our Candidates. In addition, if we obtain marketing approval for our Candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2026 will be sufficient to fund our operating expenses and capital requirements into mid-2028, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of our Candidates.

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

In addition, our ability to conduct and complete our preclinical development testing and studies is contingent on our ability to source animals and other supplies required for the conduct of such testing and studies and the performance of animal models. If we are unable to obtain all necessary animals and other supplies required for the conduct of our preclinical testing and studies, or the animal models do not perform as expected, we may be unable to complete such preclinical development testing and studies in a timely manner or at all. For example, some of our IND-enabling toxicology and other studies require certain non-human primates ("NHPs") that may be imported from countries in which trade relation with the U.S. are or may become challenging or through vendors who may not be able to timely source certain NHPs or at all, which may impair our ability to complete preclinical development testing and studies to support IND or similar applications or delay submission of such applications. Additionally, we may fail to demonstrate adequate Candidate efficacy and/or safety as required by regulatory authorities. We may fail to access relevant, adequate, or necessary animal models, including genetic models of disease and NHPs in particular, for use in such studies as requested by regulatory authorities. We may also experience substantial delays as a result of our reliance on contract research organizations (“CROs”) to conduct all animal model experimentation necessary to assess the efficacy and safety of our Candidates. Any of these factors may result in delays to Candidate progression, inability to obtain regulatory approval, and/or substantial increases in Candidate development costs.

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

During the conduct of clinical trials, participants may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. Often, it is not possible to determine whether the Candidate being studied caused these conditions. For instance, we reported a serious adverse event in IGNITE DMD, which resulted in a clinical hold in November 2019, which has since been resolved. In April 2021, a participant treated with SGT-001 in IGNITE DMD experienced a systemic inflammatory response classified as a serious adverse event and considered by the investigator to be drug related. In addition, there have been two previously disclosed treatment-related serious adverse events in the INSPIRE DUCHENNE trial. Both events were reviewed by the data and safety monitoring board with the recommendation to continue dosing without interruption, and both events have resolved; however, we cannot guarantee that similar events will not happen in ongoing and future clinical trials of SGT-003.

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
•
clinical trial sites or subjects dropping out of a trial or withdrawing from a trial, including withdrawals of consent that limit our ability to collect follow-up safety or efficacy data, which could compromise the completeness and integrity of our clinical data, delay development, or reduce the likelihood or timing of applicable regulatory approvals;
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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the MHRA is responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. On April 28, 2025, the United Kingdom Parliament adopted amendments to improve and strengthen the United Kingdom’s clinical trials regulatory regime, which took effect on April 28, 2026. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our Candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023, with several amendments requested in April 2024. In December 2025, the European Parliament and European Council reached a provisional political agreement on the revision of EU pharmaceutical legislation, which is expected to be adopted by late-2026. Key changes include updating regulatory data exclusivity to a new system with a regulatory data protection period of eight years and a reduced market exclusivity period of one year (which can be extended if specific conditions are fulfilled), adding launch/supply obligations, incentivizing antibiotic innovation with transferable vouchers, and streamlining approval procedures in the EU. If the legislation is finalized in line with the provisional political agreement, it will have a significant impact on the pharmaceutical industry.

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

In 2025, the Trump Administration imposed a series of tariffs against U.S. trading partners pursuant to the International Emergency Economic Powers Act. On February 20, 2026, the U.S. Supreme Court ruled these tariffs unlawful. The Trump Administration immediately imposed new global tariffs pursuant to Section 122 of the Trade Act of 1974, which allows for tariffs of up to 15% for a period of up to 150 days. Pursuant to the statute, these tariffs expired on July 24, 2026. However, on July 23, 2026, the Office of the U.S. Trade Representative announced final action under Section 301 of the Trade Act of 1974 imposing new tariffs on imports from 60 trading partners based on findings that those countries had failed to adopt and effectively enforce prohibitions on imports of goods produced with forced labor. The new tariffs, set at either 10% or 12.5% depending on the country’s level of commitment to forced-labor import restrictions, took effect on July 24, 2026, and replaced the tariffs that had been imposed under Section 122.

Separately, in April 2025, the Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. U.S. trade policy remains subject to uncertainty and, accordingly, a host of other U.S. tariff actions remain possible.

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

Based on the market value of our common stock held by non-affiliates as of June 30, 2026, we will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to smaller reporting companies beginning with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2027. We expect that the loss of our smaller reporting company status and compliance with these additional requirements will increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities during the three months ended June 30, 2026 that were not registered under the Securities Act of 1933, as amended, and that have not otherwise been described in a Current Report on Form 8-K.

Item 5. Other Information.

(c) None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2026.

Item 6. Exhibits.

Exhibit Number	Description

3.1*	Certificate of Incorporation of Solid Biosciences Inc., as amended

10.1†*	Summary of Non-Employee Director Compensation Program

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: August 6, 2026	By:	/s/ Alexander Cumbo
Alexander Cumbo
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Kevin Tan
Kevin Tan
Chief Financial Officer (Principal Financial and Accounting Officer)