Form 10-Q
period 2026-09-30
Solid Biosciences Inc.
filed 2026-11-04
CIK 1707502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 111,610,531 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$125,971	$59,900
Available-for-sale securities	222,957	127,950
Prepaid expenses and other current assets	15,629	16,384
Restricted cash, current	638	1,222
Total current assets	365,195	205,456
Non-current assets:
Operating lease, right-of-use assets	20,020	21,924
Property and equipment, net	3,734	4,169
Other non-current assets	248	223
Restricted cash, net of current portion	708	768
Total non-current assets	24,710	27,084
Total assets	$389,905	$232,540
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,230	$3,224
Accrued expenses and other current liabilities	20,890	18,945
Operating lease liabilities, current	2,284	2,103
Derivative liabilities	4,050	9,200
Total current liabilities	30,454	33,472
Non-current liabilities:
Operating lease liabilities, net of current portion	17,340	19,058
Total non-current liabilities	17,340	19,058
Total liabilities	47,794	52,530
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 480,000,000 and 240,000,000 shares authorized at September 30, 2026 and December 31, 2025; 111,555,073 and 78,967,888 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	112	79
Additional paid-in capital	1,465,419	1,137,654
Accumulated other comprehensive (loss) income	(161)	52
Accumulated deficit	(1,123,259)	(957,775)
Total stockholders’ equity	342,111	180,010
Total liabilities and stockholders’ equity	$389,905	$232,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$43,595	$38,861	$134,000	$102,190
General and administrative	14,060	9,197	38,347	27,613
Total operating expenses	57,655	48,058	172,347	129,803
Loss from operations	(57,655)	(48,058)	(172,347)	(129,803)
Other income, net:
Interest income	3,343	2,586	8,628	7,852
Interest expense	—	336	—	208
Change in fair value of derivative liabilities	150	(850)	(2,350)	(3,400)
Other income, net	214	210	585	605
Total other income, net	3,707	2,282	6,863	5,265
Net loss	$(53,948)	$(45,776)	$(165,484)	$(124,538)
Net loss per share, basic and diluted	$(0.36)	$(0.48)	$(1.23)	$(1.46)
Weighted average shares of common stock outstanding, used to compute basic and diluted net loss per share	151,031,642	94,417,746	134,994,925	85,069,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(53,948)	$(45,776)	$(165,484)	$(124,538)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(48)	86	(213)	1
Comprehensive loss	$(53,996)	$(45,690)	$(165,697)	$(124,537)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at January 1, 2026	78,967,888	$79	$1,137,654	$52	$(957,775)	$180,010
Issuance of common stock in private placement, net of issuance costs of $4,776	14,973,257	15	79,209	—	—	79,224
Issuance of pre-funded warrants in private placement, net of issuance costs of $8,868	—	—	147,104	—	—	147,104
Issuance of common stock in private placement for payment of developmental milestone consideration	1,316,899	1	7,499	—	—	7,500
Issuance of common stock in at-the-market public offering, net of sales commissions of $275	1,937,623	2	11,925	—	—	11,927
Vesting of restricted and performance stock units	1,193,931	1	(1)	—	—	—
Exercise of common stock options	5,122	—	17	—	—	17
Unrealized loss on available-for-sale securities	—	—	—	(65)	—	(65)
Equity-based compensation expense	—	—	5,152	—	—	5,152
Net loss	—	—	—	—	(56,737)	(56,737)
Balance at March 31, 2026	98,394,720	98	1,388,559	(13)	(1,014,512)	374,132
Issuance of common stock in at-the-market public offering, net of sales commissions of $1,125	6,578,364	7	48,867	—	—	48,874
Vesting of restricted stock units	65,198	—	—	—	—	—
Exercise of common stock options	8,889	—	61	—	—	61
Issuance of common stock under employee stock purchase plan	78,195	—	291	—	—	291
Unrealized loss on available-for-sale securities	—	—	—	(100)	—	(100)
Equity-based compensation expense	—	—	5,616	—	—	5,616
Net loss	—	—	—	—	(54,799)	(54,799)
Balance at June 30, 2026	105,125,366	105	1,443,394	(113)	(1,069,311)	374,075
Exercise of pre-funded warrants	4,311,010	4	(4)	—	—	—
Issuance of common stock in at-the-market public offering, net of sales commissions of $362	2,012,500	2	15,736	—	—	15,738
Vesting of restricted stock units	80,077	1	(1)	—	—	—
Exercise of common stock options	26,120	—	147	—	—	147
Unrealized loss on available-for-sale securities	—	—	—	(48)	—	(48)
Equity-based compensation expense	—	—	6,147	—	—	6,147
Net loss	—	—	—	—	(53,948)	(53,948)
Balance at September 30, 2026	111,555,073	$112	$1,465,419	$(161)	$(1,123,259)	$342,111

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

SOLID BIOSCIENCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(165,484)	$(124,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on available-for-sale securities	(3,439)	(1,127)
Equity-based compensation expense	16,915	10,414
Depreciation and amortization expense	1,202	1,169
Non-cash lease expense	1,904	1,760
Change in fair value of derivative liabilities	2,350	3,400
Other	(2)	(239)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	731	(344)
Accounts payable	7	4,164
Operating lease liabilities	(1,537)	(1,291)
Accrued expenses and other liabilities	1,990	3,898
Net cash used in operating activities	(145,363)	(102,734)
Cash flows from investing activities:
Purchases of property and equipment	(813)	(588)
Proceeds from maturities of available-for-sale securities	236,280	107,000
Purchases of available-for-sale securities	(328,060)	(211,965)
Other	—	85
Net cash used in investing activities	(92,593)	(105,468)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of underwriting discounts and commissions	—	189,637
Payments of common stock and pre-funded warrants issuance costs in public offering	—	(1,681)
Proceeds from issuance of common stock and pre-funded warrants in private placement	239,972	—
Payments of common stock and pre-funded warrants issuance costs in private placement	(13,644)	—
Proceeds from issuance of common stock in at-the-market public offering, net of sales commissions	76,539	1,665
Proceeds from exercises of common stock options	225	6
Employee stock purchase plan purchases	291	196
Payments of principal portion of finance lease obligations	—	(520)
Net cash provided by financing activities	303,383	189,303
Net increase (decrease) in cash, cash equivalents, and restricted cash	65,427	(18,899)
Cash, cash equivalents, and restricted cash at beginning of period	61,890	82,187
Cash, cash equivalents, and restricted cash at end of period	$127,317	$63,288

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$87
Supplemental disclosure of non-cash investing, financing and operating activities:
Common stock issued as payment for developmental milestone consideration	$7,500	$5,000
Property and equipment purchases included in accounts payable and accrued expenses	$1	$329

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts reported in the condensed consolidated statements of cash flows:

	September 30,
	2026	2025
Cash and cash equivalents	$125,971	$61,364
Restricted cash, current	638	—
Restricted cash, net of current portion	708	1,924
Total cash, cash equivalents, and restricted cash, as reported in the condensed consolidated statements of cash flows	$127,317	$63,288

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

Liquidity

Based upon its current operating plan, the Company expects that its cash, cash equivalents and available-for-sale securities of $348.9 million, excluding restricted cash of $1.3 million, as of September 30, 2026, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects.

Through September 30, 2026, the Company has funded its operations primarily with the proceeds from the sale of redeemable preferred units and member units prior to its initial public offering, as well as the sale of common stock and pre-funded warrants to purchase shares of its common stock in private placements (including the March 2026 Private Placement (as defined below)), the sale of common stock in its initial public offering, follow-on public offerings in March 2021 and February 2025 and under its “at‑the‑market offering” sales agreement, between the Company and Jefferies LLC (the “ATM Sales Agreement”).

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) along with the rules and regulations of the Securities and Exchange Commission for interim financial information and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position at September 30, 2026 and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2026 and 2025.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2026, for any other interim period, or for any other future year.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024‑03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Sub-Topic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

The Company submitted an investigational new drug application (“IND”) for SGT-212 for the treatment of FA to the U.S. Food and Drug Administration (“FDA”), which was cleared in December 2024. Upon clearance of the IND, the first development milestone of $5.0 million became payable to FA212. On February 28, 2025, the Company made the first development milestone payment in the form of 975,496 shares of its common stock. Following the dosing of the first participant in the Phase 1b FALCON clinical trial of SGT-212 in January 2026, a $7.5 million development milestone became payable to FA212. On January 15, 2026, the Company made the second milestone payment in the form of 1,316,899 shares of its common stock. The derivative liability for the final contingent payment was recorded at a fair value of $4.1 million as of September 30, 2026. The derivative liabilities for contingent payments as of December 31, 2025 were recorded at an aggregate fair value of $9.2 million. See Note 4 - Fair Value Measurements.

3. Out-License Agreements

From time to time, the Company enters into non-exclusive license and collaboration agreements for the out-licensing of POLARIS‑101TM, its proprietary, rationally engineered capsid technology used in SGT-003, to both companies and academic institutions pursuing treatments for rare diseases. These arrangements may entitle the Company to receive non-refundable upfront payments, contingent obligations for potential developmental, regulatory, and commercial performance milestone payments, cost reimbursement arrangements, product supply and royalties based on worldwide sales of licensed products. At September 30, 2026, potential future milestone payments to which the Company may be entitled under these agreements totaled an aggregate of $97.1 million. None of these milestones were assessed to be probable as of September 30, 2026.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$96,141	$—	$96,141
Treasury bills	—	20,669	—	$20,669
Total cash equivalents	—	116,810	—	116,810
Available-for-sale securities (Note 5):
Treasury bills	—	161,420	—	161,420
Government bonds	—	61,537	—	61,537
Total available-for-sale securities	—	222,957	—	222,957
Total financial assets	$—	$339,767	$—	$339,767

Financial liabilities
Derivative liabilities (Note 2):	$—	$—	$4,050	$4,050
Total financial liabilities	$—	$—	$4,050	$4,050

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$—	$51,333	$—	$51,333
Total cash equivalents	—	51,333	—	51,333
Available-for-sale securities (Note 5):
Treasury bills	—	72,932	—	72,932
Government bonds	—	55,018	—	55,018
Total available-for-sale securities	—	127,950	—	127,950
Total financial assets	$—	$179,283	$—	$179,283
Financial liabilities
Derivative liabilities (Note 2):	$—	$—	$9,200	$9,200
Total financial liabilities	$—	$—	$9,200	$9,200

As of September 30, 2026 and December 31, 2025, the fair values of the Company’s cash equivalents and available-for-sale securities were determined using Level 2 inputs.

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

The significant unobservable inputs used in valuing the developmental milestone derivative liabilities at each measurement date are as follows:

		December 31, 2025
Unobservable Input	September 30, 2026	Range	Average
Probability of achieving certain development milestones	60.0%	40.0% - 100.0%	70.0%
Volatility	89.0%	98.0%	98.0%
Discount rate	4.9%	3.5% - 3.7%	3.6%
Timing of achieving certain development milestones	2.0 years	0.1 - 2.8 years	1.4 years

The following table presents a roll forward of activity associated with the Company’s derivative liabilities measured using Level 3 inputs:

Developmental Milestone Derivative Liabilities
Fair value of derivative liabilities as of January 1, 2026	$9,200
Change in fair value of derivative liabilities	2,350
Common stock issued as payment for developmental milestone consideration	(7,500)
Fair value of derivative liabilities as of September 30, 2026	$4,050

The Company recognized a gain of $0.2 million and a loss of $0.9 million for the change in fair value of derivative liabilities during the three months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized losses of $2.4 million and $3.4 million, respectively, for the change in fair value of derivative liabilities.

It is the Company’s policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period. During the nine months ended September 30, 2026, and the year ended December 31, 2025, there were no transfers between Level 1, Level 2, and Level 3.

As of September 30, 2026, and December 31, 2025, the Company’s accounts payable, accrued expenses, and other current liabilities approximated their estimated fair values due to the short-term nature of these financial instruments.

5. Available-for-Sale Securities

A summary of the Company's available-for-sale securities is presented below:

	September 30, 2026
Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$161,500	$—	$(80)	$161,420
Government bonds maturing in one year or less	61,618	—	(81)	61,537
Total available-for-sale securities	$223,118	$—	$(161)	$222,957

	December 31, 2025
Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Treasury bills maturing in one year or less	$72,902	$30	$—	$72,932
Government bonds maturing in one year or less	54,996	22	—	55,018
Total available-for-sale securities	$127,898	$52	$—	$127,950

The weighted average contractual maturity of the Company’s available-for-sale securities was approximately 0.5 years and 0.6 years as of September 30, 2026, and December 31, 2025, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2026	December 31, 2025
Prepaid research and development expenses	$12,751	$13,969
Prepaid other and other current assets	2,878	2,415
Total	$15,629	$16,384

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
Accrued research and development expenses	$10,471	$8,651
Accrued compensation	8,738	8,815
Accrued other and other current liabilities	1,681	1,479
Total	$20,890	$18,945

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

As a result of the Share Increase Amendment, as of September 30, 2026, the Company is authorized to issue 480,000,000 shares of common stock, $0.001 par value per share. The Share Increase Amendment did not otherwise affect the par value, rights, preferences or privileges of the Company’s common stock.

ATM Sales Agreement

On August 6, 2026, the Company filed a prospectus supplement under its universal shelf registration statement on Form S-3 relating to the offer and sale of up to $200.0 million of shares of its common stock pursuant to the ATM Sales Agreement. As of the date of that prospectus supplement, the Company had sold shares for aggregate gross proceeds of approximately $85.0 million under the prior prospectus supplement, and no further sales will be made thereunder. During the three and nine months ended September 30, 2026, the Company sold 2,012,500 and 10,528,487 shares under the ATM Sales Agreement resulting in net proceeds of $15.7 million and $76.5 million, respectively.

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

On March 9, 2026, the Company issued and sold 14,973,257 shares of its common stock at a price of $5.61 per share, and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 27,807,482 shares of its common stock at a price of $5.609 per pre-funded warrant (the “March 2026 Private Placement”). The Company received approximately $226.3 million of aggregate net proceeds from the March 2026 Private Placement after deducting offering costs. The Company determined the pre‑funded warrants met the criteria for equity classification.

During the three months ended September 30, 2026, holders exercised pre-funded warrants to purchase 4,311,507 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 4,311,010 shares of common stock. As of September 30, 2026, pre-funded warrants to purchase 40,096,793 shares of common stock remained outstanding.

9. Equity-Based Compensation

Equity-Based Compensation Expense

The Company has classified equity-based compensation expense in its condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2,201	$1,342	$6,198	$3,560
General and administrative	3,946	2,586	10,717	6,854
Total	$6,147	$3,928	$16,915	$10,414

Equity Incentive Plans

As of September 30, 2026, the Company’s approved equity incentive plans include: the 2018 Omnibus Incentive Plan (the “2018 Plan”); Amended and Restated 2020 Equity Incentive Plan, as amended (the “2020 Plan”); the Amended and Restated 2021 Employee Stock Purchase Plan; and the 2024 Inducement Stock Incentive Plan (the “2024 Plan”). These plans are administered by the Board of Directors (the “Board”) and permit the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (the “RSUs”), performance awards, and other stock-based or cash-based awards. Upon the adoption of the 2020 Plan, the Company no longer grants new equity awards under its 2018 Plan. Service based awards to employees generally vest over a four-year period with 25% of such awards vesting following twelve months of continued employment or service. The remaining awards vest in either monthly or yearly installments over the following three years. Stock options granted under the Company’s equity incentive plans expire ten years from the date of grant.

Amended and Restated 2020 Equity Incentive Plan

On June 12, 2025 and June 11, 2024, the Company's stockholders approved amendments to the 2020 Plan to increase the number of shares of common stock reserved for issuance under the plan by 9,000,000 shares and 2,000,000 shares, respectively. As of September 30, 2026, there were 5,995,496 stock options outstanding, 5,137,502 RSUs outstanding, 1,689,025 performance stock units outstanding, and 7,805,480 shares remained available for future issuance under the 2020 Plan.

2024 Inducement Stock Incentive Plan

In March 2024, the Board approved the 2024 Plan, which provides for the reservation of 1,000,000 shares of common stock for equity granted as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of September 30, 2026, there were 100,000 stock options outstanding, 671,086 RSUs outstanding, and 10,380 shares remained available for future issuance under the 2024 Plan.

Stock Options

The table below summarizes the activity with respect to stock options for the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	4,378,145	$12.04	8.23	$1,077
Granted	2,537,062	$6.80
Exercised	(40,131)	$5.60
Expired	(17,119)	$37.83
Forfeitures	(16,031)	$4.76
Outstanding at September 30, 2026	6,841,926	$10.08	8.23	$5,859
Vested and expected to vest at September 30, 2026	6,841,926	$10.08	8.23	$5,859
Exercisable at September 30, 2026	2,810,572	$14.97	7.02	$2,981

The assumptions used in the Black-Scholes option-pricing model for all stock options granted during each period presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock price	$9.88	$6.17	$5.45 - $9.88	$4.10 - $6.17
Expected volatility	95.2%	111.7%	94.5% - 97.4%	111.7% - 114.2%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	6.1	6.4	5.3 - 6.1	5.3 - 6.4
Risk-free rate	4.6%	4.0%	3.8% - 4.6%	4.0% - 4.4%

The weighted average grant date fair values of stock options granted during the three months ended September 30, 2026 and 2025 were $7.82 and $5.31, respectively, and the weighted average grant date fair values of stock options granted during the nine months ended September 30, 2026 and 2025 were $5.34 and $4.77, respectively.

The Company recognized $2.5 million and $1.6 million of equity-based compensation expense in connection with stock options during the three months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized equity-based compensation expense in connection with stock options of $6.8 million and $4.1 million, respectively. As of September 30, 2026, there was $17.6 million of total unrecognized equity-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock Units

The following table summarizes activity with respect to RSUs during the nine months ended September 30, 2026:

	Units	Weighted- Average Grant Date Fair Value
Nonvested RSUs at January 1, 2026	3,809,777	$4.93
Granted	3,175,827	$7.12
Vested	(820,660)	$4.92
Forfeitures	(269,552)	$6.53
Nonvested RSUs at September 30, 2026	5,895,392	$6.04

The Company recognized $2.6 million and $1.3 million of equity-based compensation expense in connection with RSUs during the three months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized equity-based compensation expense in connection with RSUs of $7.0 million and $3.4 million, respectively. As of September 30, 2026, there was $28.9 million of total unrecognized equity-based compensation expense related to nonvested RSUs, which is expected to be recognized over a weighted average period of 2.9 years.

Performance Stock Units and Performance Stock Options

In June 2024, the Board approved grants of performance-based restricted stock unit awards (“PSUs” or the “2024 Performance Awards”) to the Company’s executive team. Each PSU represents the contingent right to receive one share of the Company’s common stock. The 2024 Performance Awards provide for the vesting of 25% of the target number of underlying RSUs upon the achievement of each of four independent performance milestones predetermined by the Board (each, a “2024 Performance Milestone” and collectively, the “2024 Performance Milestones”), subject to the grantee’s continued service with the Company (the “Approval Conditions”). The 2024 Performance Milestones are tied to the achievement of certain business objectives and are non-market and non-financial in nature.

In the first quarter of 2026, the Board determined that the first 2024 Performance Milestone had been achieved, and 25% of the target number of shares vested for each executive officer upon such determination. The Board also determined that a second 2024 Performance Milestone had been achieved and that an additional 25% of the target number of shares for the executive officers will vest on the 2027 Evaluation Date, which will occur in the first quarter of 2027, subject to each executive officer’s continued service with the Company on such date. The Board will determine whether the remaining two 2024 Performance Milestones have been achieved on or prior to the 2027 Evaluation Date. The portion of the RSUs allocable to any 2024 Performance Milestone that has not been achieved on or prior to the 2027 Evaluation Date will be cancelled.

In January 2026, the Board approved a grant of PSUs to an additional member of the Company’s executive team. These PSUs are subject to the three then-remaining 2024 Performance Milestones and provide for the vesting of one-third of the target number of underlying RSUs upon the achievement of each such milestone, subject to the Approval Conditions.

In September 2026, the Board approved grants of PSUs and performance-based stock options (“PSOs” and, together with the PSUs, the “2026 Performance Awards”), effective as of October 1, 2026, to the Company’s executive team. Each PSU represents the contingent right to receive one share of the Company’s common stock, and each PSO represents the right to purchase one share of the Company’s common stock at a fixed exercise price, in each case subject to the applicable vesting conditions. The 2026 Performance Awards are subject to two independent performance milestones, predetermined by the Board, that are separate from the 2024 Performance Milestones (each, a “2026 Performance Milestone” and collectively, the “2026 Performance Milestones”). The 2026 Performance Awards provide for the vesting of 50% of the target number of underlying PSUs and PSOs, respectively, upon the achievement of each 2026 Performance Milestone, subject to the grantee’s continued service with the Company through the applicable vesting date. Notwithstanding the achievement of a 2026 Performance Milestone, the portion of the 2026 Performance Awards attributable to such milestone will vest on January 1, 2030 if the milestone is determined to have been achieved at the evaluation date occurring in the first quarter of 2029 or, if not achieved as of such evaluation date, upon a subsequent determination of achievement at the evaluation date occurring in the first quarter of 2030, in each case subject to the grantee’s continued service through the applicable vesting date. The 2026 Performance Milestones are tied to the achievement of certain business objectives and are non-market and non‑financial in nature.

The following table summarizes activity with respect to PSUs during the nine months ended September 30, 2026:

	Units	Weighted Average Grant Date Fair Value
Nonvested PSUs at January 1, 2026	2,074,188	$7.51
Granted	133,383	$7.74
Vested	(518,546)	$7.51
Forfeitures	—	$—
Nonvested PSUs at September 30, 2026	1,689,025	$7.53

The Company recognized $0.9 million of equity-based compensation expense in connection with PSUs during the three months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026 and 2025, the Company recognized equity-based compensation expense in connection with PSUs of $2.9 million and $2.7 million, respectively. As of September 30, 2026, there was $1.4 million of unrecognized equity-based compensation expense related to nonvested PSUs based on the achievement of all 2024 Performance Milestones, which are expected to be recognized over a weighted average period of 0.4 years.

10. Commitments and Contingencies

Letter of Credit

The Company had an outstanding letter of credit in the amount of $1.3 million and $2.0 million at September 30, 2026 and December 31, 2025, respectively, which is required as a condition of the Company’s office and laboratory lease.

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

The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026 and December 31, 2025.

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. The Company is not aware of any material legal proceedings or claims as of September 30, 2026.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(53,948)	$(45,776)	$(165,484)	$(124,538)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted average shares of common stock outstanding	107,285,929	77,816,928	97,634,461	70,961,249
Weighted average shares of pre-funded warrants to purchase common stock	43,745,713	16,600,818	37,360,464	14,108,039
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	151,031,642	94,417,746	134,994,925	85,069,288
Net loss per share, basic and diluted	$(0.36)	$(0.48)	$(1.23)	$(1.46)

Included within the weighted-average shares used to compute basic and diluted net loss per share are shares of common stock issuable upon the exercise of pre-funded warrants. The pre-funded warrants are exercisable at any time for nominal consideration and, as such, the shares underlying the pre-funded warrants are considered outstanding for purposes of calculating basic and diluted net loss per share. During September 2026, pre-funded warrants to purchase 4,311,507 shares of common stock were exercised on a cashless basis, resulting in the issuance of 4,311,010 shares of common stock. As of September 30, 2026 and 2025, pre-funded warrants to purchase 40,096,793 and 16,600,818 shares of common stock, respectively, remained outstanding.

The following table presents the potentially dilutive securities outstanding as of the dates indicated that were excluded from the computation of diluted net loss per share because the effect of including them would have been anti-dilutive due to the Company’s net loss during the periods presented:

	As of September 30,
	2026	2025
Options to purchase common stock	6,841,926	4,379,956
Nonvested restricted stock units	5,895,392	3,754,620
Nonvested performance stock units	1,689,025	2,074,188
Shares subject to employee stock purchase plan	234,288	202,678
Warrants	2,000	2,000
Total	14,662,631	10,413,442

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

The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The CODM assesses performance for the Company and decides how to allocate resources based on net loss as reported on the condensed consolidated statements of operations. The annual budgeting process is the primary mechanism used to make these decisions. This financial information also helps the CODM in making performance assessments using budgeted versus actual results.

The following table presents segment expenses, other segment items, and segment net loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment expenses:
SGT-003	$20,164	$17,954	$67,622	$39,339
SGT-212	4,447	1,820	10,127	3,790
SGT-501	817	1,503	3,127	8,192
SGT-601	508	2,092	1,016	6,514
External R&D other	2,330	3,520	7,170	9,406
Internal R&D expense(1)	9,556	7,527	27,767	21,135
External G&A expense	6,056	4,760	17,851	14,916
Internal G&A expense(1)	5,435	3,299	14,035	10,122
Other segment items(2)	8,342	5,583	23,632	16,389
Other income, net	(3,707)	(2,282)	(6,863)	(5,265)
Condensed consolidated net loss	$(53,948)	$(45,776)	$(165,484)	$(124,538)

(1)	Internal expenses consisted primarily of payroll and related costs, temporary services, and travel and entertainment.
(2)	Other segment items primarily included other program costs, equity-based compensation expense, and depreciation and amortization expense.

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

Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q particularly including those risks identified in Part II, Item 1A “Risk Factors” and our other filings with the Securities and Exchange Commission (the “SEC”).

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

We are continuing to advance our pipeline of Candidates. The U.S. Food and Drug Administration (the “FDA”) has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations for SGT-003 for Duchenne, and SGT-003 has also been awarded Orphan Drug designation from the European Commission for the treatment of Duchenne, in addition to an Innovation Passport by the new UK Innovative Licensing and Access Pathway, which aims to accelerate time to market and facilitate patient access to new medicines in the United Kingdom. The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations to SGT-212 for the treatment of FA and SGT-501 for the treatment of CPVT, and SGT-212 has also been awarded Orphan designation from the European Commission for the treatment of FA.

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

On March 11, 2026, we announced positive interim data from the Phase 1/2 INSPIRE DUCHENNE clinical trial as of a February 23, 2026 data cutoff date. For a full description of the initial results from the INSPIRE DUCHENNE trial, see Part I, Item 1, “Business” in our Annual Report on Form 10-K filed on March 19, 2026.

SGT-003 has been generally well tolerated in the 53 participants dosed in the Phase 1/2 INSPIRE DUCHENNE clinical trial as of November 3, 2026. One study participant withdrew consent after the Day 60 follow-up visit. No treatment-related adverse events were seen in this participant. The safety and tolerability profile observed in the INSPIRE DUCHENNE trial continued to be promising; SGT-003 is administered using a low-burden, steroid-only prophylactic immunomodulation regimen. As of November 3, 2026, there were two previously disclosed treatment-related serious adverse events reported in the INSPIRE DUCHENNE trial.

The INSPIRE DUCHENNE trial is ongoing and being conducted at clinical sites across the United States, Canada, Italy and the United Kingdom. We believe we have aligned with the FDA on SGT-003's potency assay strategy and will continue our commercial‑readiness CMC activities, with our process performance qualification manufacturing batches expected to be completed by the end of 2026.

We have scheduled a Type C meeting with the FDA late in the fourth quarter of 2026 to discuss the preliminary INSPIRE DUCHENNE SGT-003 data package and to seek guidance on a potential accelerated approval pathway for SGT-003; we expect to provide an update following the receipt of formal meeting minutes.

In October 2025, we activated the first clinical trial site and began screening participants for IMPACT DUCHENNE, a Phase 3 randomized, double-blind, placebo-controlled trial evaluating SGT-003. In February 2026, we announced positive feedback from a Type C meeting with the FDA where we reached alignment on the IMPACT DUCHENNE trial design, including: the participant population of ambulant participants 7 to <12 years of age, the primary endpoint of change from baseline in Time to Rise (TTR) velocity from supine position evaluated at 18 months and other key secondary endpoints. IMPACT DUCHENNE is expected to be conducted in Canada, Australia, the United States and multiple countries in Europe. Participant screening is underway and we dosed our first participant in the IMPACT DUCHENNE trial in April 2026.

The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations for SGT-003 and the European Commission has granted Orphan designation for SGT-003 for the treatment of Duchenne. SGT-003 has been awarded an Innovation Passport by the new UK Innovative Licensing and Access Pathway, which aims to accelerate time to market and facilitate patient access to new medicines in the United Kingdom.

Additionally, we have received a positive opinion from the European Medicines Agency’s Paediatric Committee on its Pediatric Investigation Plan (PIP), establishing alignment on its pediatric development framework for SGT-003 in Europe.

SGT-212

In January 2025, we announced that the FDA cleared our IND for SGT-212 for the treatment of FA. In October 2025, we activated the first clinical trial site and began screening participants for FALCON, an open-label, multi-center Phase 1b clinical trial of SGT-212, and in January 2026, we dosed the first participant in the trial. Five participants have been dosed in the FALCON clinical trial and SGT-212 has been well tolerated with no treatment-related serious adverse events observed as of November 3,

2026.

The trial is expected to enroll approximately 10 non-ambulatory and ambulatory adult participants (aged 18-40) living with FA in up to three cohorts and is designed to evaluate the safety and tolerability of contemporaneous IDN and systemic IV infusion of SGT-212, with initial data anticipated in the first quarter of 2027, subject to participant enrollment. The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations to SGT-212 for the treatment of FA, and the European Commission has granted Orphan designation for SGT-212 for the treatment of FA.

SGT-501

In July 2025, we announced that the FDA cleared our IND and that Health Canada approved our clinical trial application for SGT-501 for the treatment of CPVT. In January 2026, we announced that clinical trial sites have been activated and participant screening is underway in the ARTEMIS clinical trial, an open-label, multi-center Phase 1b clinical trial evaluating SGT-501 in adult participants with CPVT. The ARTEMIS trial is designed to evaluate the safety and tolerability of a single IV infusion of SGT-501. We anticipate dosing our first participant by the end of 2026, with initial safety data anticipated in the first half of 2027, subject to participant enrollment.

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

Platform Technologies

In March 2026, we began using the mark POLARIS-101TM to represent our AAV-SLB101 capsid (“POLARIS-101”). POLARIS-101 is our rationally engineered, proprietary myotropic capsid, which is used in SGT-003 for Duchenne and has been generally well tolerated as of November 3, 2026 (N=53), in the INSPIRE DUCHENNE clinical trial, and was also well tolerated in nonclinical non‑human primate and mouse models.

POLARIS-101 is part of our broader precision genetic medicine technology platform that includes proprietary manufacturing and other enabling delivery technologies, such as additional capsids and promoters. This expanded platform has been developed to provide next-generation technologies to developers early in the research and development cycle when technology decisions can shape the long-term performance of a program. We aim to license POLARIS-101 and other delivery and manufacturing technologies broadly to corporations, institutions and academic labs, with more than 50 agreements, including licenses, executed to date. As part of our work under this platform, we are building additional cardiac and neuromuscular next-generation capsid and promoter libraries with capsid selection from the first library anticipated by the end of 2026.

Our Operations

Due to our significant research and development expenditure, licensing and patent investment, and general and administrative costs associated with our operations, we have generated substantial operating losses in each period since our inception. Our net losses were $53.9 million and $165.5 million for the three and nine months ended September 30, 2026, respectively, and $45.8 million and $124.5 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1.1 billion. We expect to incur significant expenses and operating losses for the foreseeable future.

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

As of September 30, 2026, we had cash, cash equivalents, and available-for-sale securities of $348.9 million, excluding restricted cash of $1.3 million. We believe that our cash, cash equivalents, and available-for-sale securities as of September 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

The following table summarizes our research and development expenses by Candidate for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Allocated research and development expenses:
SGT-003	$20,164	$18,127	$67,622	$39,743
SGT-212	4,447	1,820	10,127	3,790
SGT-501	817	1,503	3,127	8,192
SGT-601	508	2,092	1,016	6,514
Other development programs	1,571	954	4,675	3,785
Total allocated research and development expenses	27,507	24,496	86,567	62,024
Unallocated research and development expenses:
Personnel related expenses	11,860	9,016	34,555	25,166
External expenses	4,228	5,349	12,878	15,000
Total unallocated research and development expenses	16,088	14,365	47,433	40,166
Total research and development expenses	$43,595	$38,861	$134,000	$102,190

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

Other Income, Net

Other income, net consists primarily of interest income and changes in the fair value of our derivative liabilities. Interest income consists of income earned on our cash and cash equivalents, available-for-sale securities, and restricted cash.

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

During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025 and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$43,595	$38,861	$4,734	12.2%
General and administrative	14,060	9,197	4,863	52.9%
Total operating expenses	57,655	48,058	9,597	20.0%
Loss from operations	(57,655)	(48,058)	(9,597)	20.0%
Other income, net:
Interest income	3,343	2,586	757	29.3%
Interest expense	—	336	(336)	(100.0)%
Change in fair value of derivative liabilities	150	(850)	1,000	(117.6)%
Other income, net	214	210	4	1.9%
Total other income, net	3,707	2,282	1,425	62.4%
Net loss	$(53,948)	$(45,776)	$(8,172)	17.9%

Research and Development Expenses

The following table summarizes our research and development expenses by Candidate for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Allocated research and development expenses:
SGT-003	$20,164	$18,127	$2,037	11.2%
SGT-212	4,447	1,820	2,627	144.3%
SGT-501	817	1,503	(686)	(45.6)%
SGT-601	508	2,092	(1,584)	(75.7)%
Other development programs	1,571	954	617	64.7%
Total allocated research and development expenses	27,507	24,496	3,011	12.3%
Unallocated research and development expenses:
Personnel related expenses	11,860	9,016	2,844	31.5%
External expenses	4,228	5,349	(1,121)	(21.0)%
Total unallocated research and development expenses	16,088	14,365	1,723	12.0%
Total research and development expenses	$43,595	$38,861	$4,734	12.2%

Research and development expenses for the three months ended September 30, 2026 were $43.6 million, compared to $38.9 million for the three months ended September 30, 2025. The increase of $4.7 million in research and development expenses was primarily due to a $2.8 million increase in personnel related expenses, a $2.6 million increase in costs for SGT-212 primarily related to manufacturing and clinical costs, a $2.0 million increase in costs for SGT-003 primarily related to manufacturing and research costs, and a $0.6 million increase in other development programs primarily related to internal research costs, partially offset by a $1.6 million decrease in costs for SGT-601 primarily due to lower manufacturing and internal research costs, a $1.1 million decrease in external expenses primarily related to lower lab and professional service costs, and a $0.7 million decrease in costs for SGT-501 due to lower clinical and internal research costs.

General and Administrative Expenses

General and administrative expenses were $14.1 million for the three months ended September 30, 2026, compared to $9.2 million for the three months ended September 30, 2025. The increase of $4.9 million was primarily due to a $2.8 million increase in personnel related costs, a $0.8 million increase in costs related to commercial readiness, a $0.5 million increase in consulting and professional services, a $0.4 million increase in information technology and equipment related costs, and a $0.3 million increase in finance and legal expenses.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$134,000	$102,190	$31,810	31.1%
General and administrative	38,347	27,613	10,734	38.9%
Total operating expenses	172,347	129,803	42,544	32.8%
Loss from operations	(172,347)	(129,803)	(42,544)	32.8%
Other income, net:
Interest income	8,628	7,852	776	9.9%
Interest expense	—	208	(208)	(100.0)%
Change in fair value of derivative liabilities	(2,350)	(3,400)	1,050	(30.9)%
Other income, net	585	605	(20)	(3.3)%
Total other income, net	6,863	5,265	1,598	30.4%
Net loss	$(165,484)	$(124,538)	$(40,946)	32.9%

Research and Development Expenses

The following table summarizes our research and development expenses by Candidate for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Allocated research and development expenses:
SGT-003	$67,622	$39,743	$27,879	70.1%
SGT-212	10,127	3,790	6,337	167.2%
SGT-501	3,127	8,192	(5,065)	(61.8)%
SGT-601	1,016	6,514	(5,498)	(84.4)%
Other development programs	4,675	3,785	890	23.5%
Total allocated research and development expenses	86,567	62,024	24,543	39.6%
Unallocated research and development expenses:
Personnel related expenses	34,555	25,166	9,389	37.3%
External expenses	12,878	15,000	(2,122)	(14.1)%
Total unallocated research and development expenses	47,433	40,166	7,267	18.1%
Total research and development expenses	$134,000	$102,190	$31,810	31.1%

Research and development expenses for the nine months ended September 30, 2026 were $134.0 million, compared to $102.2 million for the nine months ended September 30, 2025. The increase of $31.8 million in research and development expenses was primarily due to a $27.9 million increase in costs for SGT-003 primarily related to manufacturing and clinical costs, a $9.4 million increase in personnel related expenses, a $6.3 million increase in costs for SGT-212 primarily related to manufacturing and clinical costs, and a $0.9 million increase in other development programs primarily related to an increase in internal research costs, partially offset by a $5.5 million decrease in costs for SGT-601 related to lower manufacturing and internal research costs, a $5.1 million decrease in costs for SGT-501 primarily related to lower license and milestone payments and lower manufacturing and internal research costs, and a $2.1 million decrease in external expenses primarily related to overhead costs.

General and Administrative Expenses

General and administrative expenses were $38.3 million for the nine months ended September 30, 2026, compared to $27.6 million for the nine months ended September 30, 2025. The increase of $10.7 million was primarily related to a $6.9 million increase in personnel related costs, a $1.2 million increase in consulting and professional services, a $1.2 million increase in information technology and equipment related costs, a $1.0 million increase in costs related to commercial readiness, and a $0.3 million increase in business development and corporate costs.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of securities in private placements and follow-on offerings, the sale of common stock in our initial public offering, and sales of common stock under our “at-the-market offering” sales agreement with Jefferies LLC (“Jefferies”) (the “ATM Sales Agreement”). Through September 30, 2026, we raised an aggregate of $144.6 million of gross proceeds from our sales of preferred units prior to the completion of our initial public offering, and an aggregate of $1.2 billion of net proceeds from the sale of our common stock through public offerings, including our IPO and follow-on public offerings, private placements, the ATM Sales Agreement, and pursuant to the stock purchase agreements.

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

On August 6, 2026, we filed a prospectus supplement under our universal shelf registration statement on Form S-3 (File No. 333‑287325) relating to the offer and sale of up to $200.0 million of shares of our common stock pursuant to the ATM Sales Agreement. As of the date of that prospectus supplement, we had sold shares for aggregate gross proceeds of approximately $85.0 million under the prior prospectus supplement, and no further sales will be made thereunder. During the three and nine months ended September 30, 2026, we sold 2,012,500 and 10,528,487 shares under the ATM Sales Agreement resulting in net proceeds of $15.7 million and $76.5 million, respectively. As of September 30, 2026, $200.0 million remained available for issuance under the August 2026 ATM Sales Agreement prospectus supplement.

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

On March 9, 2026, we issued and sold 14,973,257 shares of our common stock at a price of $5.61 per share, and, to certain investors in lieu of shares of common stock, pre-funded warrants to purchase 27,807,482 shares of our common stock at a price of $5.609 per pre-funded warrant (the “March 2026 Private Placement”). We received approximately $226.3 million of aggregate net proceeds from the March 2026 Private Placement, after deducting offering costs.

As of September 30, 2026, we had cash, cash equivalents, and available-for-sale securities of $348.9 million, excluding restricted cash of $1.3 million, and had no outstanding debt.

Summary of Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash used in operating activities	$(145,363)	$(102,734)
Cash used in investing activities	(92,593)	(105,468)
Cash provided by financing activities	303,383	189,303
Net increase (decrease) in cash, cash equivalents, and restricted cash	$65,427	$(18,899)

Operating Activities

During the nine months ended September 30, 2026, operating activities used $145.4 million of cash, primarily resulting from our net loss of $165.5 million partially offset by changes in our operating assets and liabilities of $1.2 million and non-cash charges of $18.9 million. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2026 consisted of an increase in accrued expenses and other liabilities of $2.0 million and a decrease in prepaid expenses and other assets of $0.7 million, partially offset by a decrease in the operating lease liability of $1.5 million. Non-cash activities consisted of equity-based compensation of $16.9 million, a change in the fair value of derivative liabilities of $2.4 million, non-cash lease expense of $1.9 million, and depreciation and amortization expense of $1.2 million, partially offset by amortization of discount on available-for-sale securities of $3.4 million.

During the nine months ended September 30, 2025, operating activities used $102.7 million of cash, primarily resulting from our net loss of $124.5 million partially offset by changes in our operating assets and liabilities of $6.4 million and non-cash charges of $15.4 million. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2025 consisted of an increase in accounts payable of $4.2 million and an increase in accrued expenses and other liabilities of $3.9 million, partially offset by an increase in prepaid expenses and other assets of $0.3 million, and a decrease in the operating lease liability of $1.3 million. Non-cash activities consisted of equity-based compensation of $10.4 million, a change in the fair value of derivative liabilities of $3.4 million, non-cash lease expense of $1.8 million, and depreciation and amortization expense of $1.2 million, partially offset by amortization of discount on available-for-sale securities of $1.1 million.

Investing Activities

During the nine months ended September 30, 2026, investing activities used $92.6 million of cash, resulting from purchases of available-for-sale securities of $328.1 million and the purchases of property, plant and equipment of $0.8 million, partially offset by the maturities of available-for-sale securities of $236.3 million.

During the nine months ended September 30, 2025, investing activities used $105.5 million of cash, resulting from the purchases of available-for-sale securities of $212.0 million and the purchases of property, plant and equipment of $0.6 million, partially offset by the maturity of available-for-sale securities of $107.0 million.

Financing Activities

During the nine months ended September 30, 2026, financing activities provided $303.4 million of cash, primarily resulting from the net proceeds from the issuance and sale of common stock and pre-funded warrants to purchase shares of common stock in the March 2026 Private Placement of $226.3 million, the sale of common stock in the ATM of $76.5 million, and proceeds from the issuance of $0.3 million of shares of common stock under our Amended and Restated 2021 Employee Stock Purchase Plan ("ESPP").

During the nine months ended September 30, 2025, financing activities provided $189.3 million of cash, resulting from the net proceeds from the issuance and sale of common stock and pre-funded warrants to purchase shares of common stock of $189.6 million, and proceeds from the issuance of $0.2 million of shares under our ESPP, offset by payments of the principal portion of finance lease obligations of $0.5 million.

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

As of September 30, 2026, we had cash, cash equivalents and available-for-sale securities of $348.9 million, excluding restricted cash of $1.3 million. Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of September 30, 2026 will be sufficient to fund our operating expenses and capital requirements into the first half of 2028. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2026, there were no material changes to our contractual obligations and commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2026, our cash equivalents consisted of money market funds and treasury bills that have contractual maturities of less than 90 days from the date of acquisition. As of September 30,

2026, our investments consisted of treasury bills and government bonds that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were designed and operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTOR SUMMARY

Our business is subject to a number of risks that, if realized, could materially affect our business, operating results and financial condition and the trading price of our common stock could decline. These risks are discussed more fully below. These risks include the following:

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
•
Our Candidates may cause one or more adverse events or other undesirable side effects or have properties that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or other comparable foreign regulatory authorities, limit the Candidates' commercial potential or result in significant negative consequences following any potential marketing approval.
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

Since inception, we have incurred significant net losses. Our net losses were $165.5 million and $124.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1.1 billion. Prior to our acquisition of AavantiBio, Inc. in December 2022 (the “Acquisition”) we devoted substantially all of our efforts to research and development, including clinical development of SGT-001, which we are no longer developing, and preclinical development of SGT‑003, as well as to building out our management team and infrastructure. Following the Acquisition, we have devoted our efforts to the research and development of our other Candidates, including clinical development of SGT-003, SGT-212 and SGT-501, as well as building out our management team. We expect that it could be several years before we have a commercialized product, and we may never have a commercialized product. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our Candidates. In addition, if we obtain marketing approval for our Candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution. We also expect to continue to incur additional costs associated with operating as a public company. While we believe that our cash, cash equivalents and available-for-sale securities as of September 30, 2026 will be sufficient to fund our operating expenses and capital requirements into the first half of 2028, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate. In order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we anticipate that we will need additional funding to complete the development of our Candidates.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring rights to our technology, conducting research and development activities, establishing research and development collaborations, identifying and acquiring Candidates, establishing manufacturing arrangements, undertaking preclinical studies and clinical trials, and licensing of our POLARIS-101 capsid. As a company, we have limited experience in clinical development. We have not yet demonstrated the ability to complete clinical trials of any Candidate, obtain marketing approvals, manufacture at commercial-scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions our stockholders make about our prospects may not be as accurate as they could be if we had a longer operating history or prior experience integrating acquired businesses into our existing business.

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

In addition, our ability to conduct and complete our preclinical development testing and studies is contingent on our ability to source animals and other supplies required for the conduct of such testing and studies and the performance of animal models. If we are unable to obtain all necessary animals and other supplies required for the conduct of our preclinical testing and studies, or the animal models do not perform as expected, we may be unable to complete such preclinical development testing and studies in a timely manner or at all. For example, some of our IND-enabling toxicology and other studies require certain non-human primates ("NHPs") that may be imported from countries in which trade relations with the U.S. are or may become challenging or through vendors who may not be able to timely source certain NHPs or at all, which may impair our ability to complete preclinical development testing and studies to support IND or similar applications or delay submission of such applications. Additionally, we may fail to demonstrate adequate Candidate efficacy and/or safety as required by regulatory authorities. We may fail to access relevant, adequate, or necessary animal models, including genetic models of disease and NHPs in particular, for use in such studies as requested by regulatory authorities. We may also experience substantial delays as a result of our reliance on contract research organizations (“CROs”) to conduct all animal model experimentation necessary to assess the efficacy and safety of our Candidates. Any of these factors may result in delays to Candidate progression, inability to obtain regulatory approval, and/or substantial increases in Candidate development costs.

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

Adverse side effects may be observed following administration of any AAV gene therapy, including SGT-003 or other Candidates. Not all contemplated AAV delivery systems have been validated in human clinical trials previously, such as POLARIS-101, which is a novel capsid. If a delivery system does not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of SGT-003 or other Candidates. If certain adverse side effects were to occur in the future and we are unable to demonstrate that they were not caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, SGT-003 or other Candidates for any or all targeted indications. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect participant recruitment or the ability of enrolled participants to complete the clinical trial. Participants will also create antibodies to the AAV capsid and a second administration of gene transfer might not be safe or successful.

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

In November 2019, the FDA placed a clinical hold on our clinical trial of SGT-001 following a serious adverse event in IGNITE DMD. The third participant in the 2E14 vg/kg cohort of IGNITE DMD, dosed in late October 2019, experienced a serious adverse event deemed related to the study drug that was characterized by complement activation, thrombocytopenia, decrease in red blood cell count, acute kidney injury, and cardio-pulmonary insufficiency. In April 2021, an eighth participant was treated with SGT-001. The participant experienced a systemic inflammatory response which has since fully resolved. The event was classified as a serious adverse event and considered by the investigator to be drug related. While SGT-003 utilizes POLARIS-101, a different capsid than was utilized in SGT-001, and includes other changes to the construct and manufacturing process to help avoid or mitigate any such events, we cannot guarantee that similar serious adverse events or clinical holds will not happen in ongoing and future clinical trials of SGT-003. We also cannot guarantee that similar serious adverse events or clinical holds will not happen in planned and future clinical trials of any of our other Candidates.

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
•
delays in obtaining, or inability to obtain, suitable comparator data or develop appropriate comparator models to support the evaluation of our product candidates;
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

We may not be able to identify, recruit and enroll a sufficient number of participants, or those with required or desired characteristics, to complete any clinical trials in a timely manner. Participant enrollment and trial completion are affected by many factors, including:

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. In December 2025, the European Parliament and European Council reached a provisional political agreement on the revision of EU pharmaceutical legislation. The European Council formally adopted new rules on September 28, 2026, which will be considered by the European Parliament in November 2026. The new rules are expected to be approved by the European Parliament and to enter into force by late December 2026, and to become applicable in late 2028. Key changes include updating regulatory data exclusivity to a new system with a regulatory data protection period of eight years and a reduced market exclusivity period of one year (which can be extended if specific conditions are fulfilled), adding launch/supply obligations, incentivizing antibiotic innovation with transferable vouchers, and streamlining approval procedures in the EU. If the new rules are finalized in line with the provisional political agreement, they will have a significant impact on the pharmaceutical industry.

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

In 2025, the Trump Administration imposed a series of tariffs against U.S. trading partners pursuant to the International Emergency Economic Powers Act. On February 20, 2026, the U.S. Supreme Court ruled these tariffs unlawful. On July 23, 2026, the Office of the U.S. Trade Representative announced final action under Section 301 of the Trade Act of 1974 imposing new tariffs on imports from 60 trading partners based on findings that those countries had failed to adopt and effectively enforce prohibitions on imports of goods produced with forced labor. The new tariffs, set at either 10% or 12.5% depending on the country’s level of commitment to forced‑labor import restrictions, took effect on July 24, 2026. The forced labor tariffs have been challenged in the U.S. Court of International Trade where the litigation is currently pending while the tariffs remain in effect. The Trump Administration also announced new investigations related to excess capacity covering 21 manufacturing and industrial sectors and targeting 16 major trading partners under Section 301 of the same act, which will likely lead to additional tariffs. The deadline for final action by the Trump Administration on those investigations is March 2027.

Separately, in April 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, key starting materials, and derivative products of those items. U.S. trade policy remains subject to uncertainty and, accordingly, a host of other U.S. tariff actions remain possible.

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

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an Orphan Drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for a similar product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for Orphan designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

In order to receive a priority review voucher upon BLA approval, the product must receive designation from the FDA as a product for a rare pediatric disease prior to approval of the marketing application. A “rare pediatric disease” is a disease that is serious or life‑threatening, in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and affects fewer than 200,000 people in the United States, or affects more than 200,000 people in the United States but there is no reasonable expectation that the cost of developing and making available in the United States a product for such disease or condition will be recovered from sales in the United States of such product. In addition to receiving rare pediatric disease designation, in order to receive a priority review voucher, the BLA must be given priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the product intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a product that does not include a previously approved active ingredient.

As of February 3, 2026, the pediatric disease priority review voucher program was reauthorized in the Consolidated Appropriations Act of 2026. Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate and that designation is granted by September 30, 2029. After September 30, 2029, the FDA may not award any rare pediatric disease priority review vouchers.

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

Further, there is substantial uncertainty as to how measures being implemented by the US government administration will impact the FDA, CMS and other federal agencies with jurisdiction over our activities. If oversight and review activities by the FDA and comparable foreign regulatory authorities are disrupted due to funding cuts, personnel losses, reductions in force, regulatory reform or government shutdown, then our ability to develop and/or secure timely approval of our product candidates could be impacted in a negative manner. For example, the recent loss of FDA leadership and personnel, including due to a significant reduction in force, could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2027 federal fiscal year. Similarly, efforts by the new administration to substantially reduce or delay research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

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

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID‑19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

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

There are other approaches to treat Duchenne that are either currently marketed or in development including antisense oligonucleotides, histone deacetylase (“HDAC”) inhibitors, corticosteroids, myosin inhibitors, cell therapies and gene editing. Notably, Sarepta has received accelerated approval for three therapies including Exondys 51, Vyondys 53 and Amondys 45 targeting exons 51, 53 and 45, respectively; Nippon Shinyaku received accelerated approval for Viltepso to treat exon 53 amenable patients; Avidity Biosciences, a Novartis company, has submitted a BLA for Del-zota to treat exon 44 amenable patients; Dyne Therapeutics has submitted a BLA for z-rostudirsen to treat exon 51 amenable patients; Wave Life Sciences is developing WVE-N531 to treat exon 53 amenable patients; BioMarin Pharmaceutical is developing BMN 351 to treat exon 51 amenable patients; and Entrada Therapeutics is developing ENTR-601-44, ENTR-601-45, ENTR-601-50, and ENTR-601-51 for exon 44, 45, 50 and 51 amenable patients, respectively. Italfarmaco received FDA approval for its HDAC inhibitor, Givinostat, in Duchenne patients who are at least 6 years of age. Santhera Pharmaceuticals received FDA approval for its corticosteroid, Agamree, which is marketed by Catalyst Pharmaceuticals, in Duchenne patients who are at least 2 years of age. Servier, which acquired the rights from Edgewise Therapeutics, is developing sevasemten, a fast skeletal myosin inhibitor, for Duchenne and Becker muscular dystrophies. Capricor Therapeutics has submitted a BLA for Deramiocel, an allogeneic cardiosphere-derived cell therapy product candidate. Satellos Biosciences is developing SAT-3247, an oral small molecule product candidate. Precision BioSciences is developing its gene editing product candidate, PBGENE-DMD.

We are also aware of a number of companies and research institutions developing gene transfer programs in FA. For example, Lexeo Therapeutics is developing an IV gene therapy to treat the cardiac manifestations of FA. Other competitors currently developing gene therapies to treat FA are in preclinical development, including Neurocrine Biosciences in collaboration with Voyager Therapeutics. We are also aware of other companies developing non-gene therapies for FA, such as Design Therapeutics, Larimar Therapeutics, PTC Therapeutics, Graviton BioScience and Papillon Therapeutics. Biogen’s SKYCLARYS® (omaveloxolone) was approved for the treatment of FA in adults and adolescents aged 16 and older by the FDA and the European Commission in February 2023 and February 2024, respectively.

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

The production of SGT-003, SGT-212 and SGT-501 uses a transient transfection-based process which requires processing steps that are more complex than those required for most chemical pharmaceuticals. We also intend to use transient transfection manufacturing for our other Candidates. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene therapy candidate such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Additionally, delays or unfavorable results in finished product testing, including ongoing stability testing, could affect our clinical development programs and regulatory timelines. Accordingly, we have and will continue to employ multiple steps to control our manufacturing processes to assure that the process works and that SGT-003, SGT-212, SGT-501 and our other Candidates are made strictly and consistently in compliance with such processes. We must supply all necessary documentation in support of an IND, BLA or MAA on a timely basis and must adhere to the FDA’s and the European Union’s cGMP requirements before we can obtain marketing approval for SGT-003, SGT-212, SGT-501, and other Candidates. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP requirements, by performing extensive audits of contract laboratories, manufacturers and suppliers.

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

Gene transfer remains a novel technology that faces many challenges imposed by the humoral immune response. The immunogenicity of AAV gene transfers is a very complex process that we and others continue to work to understand through the extensive clinical experience that now exists over a broad spectrum of therapeutic areas and indications. Marked inflammatory toxicities have been observed, including complement activation, cytopenias, severe hepatotoxicity as well as transgene related toxicities representing part of the continuum of diverse aspects of clinical immune responses that can be observed post gene transfer.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single‑source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. With passage of the OBBBA in July 2025, Congress extended this exemption to drugs and biologics with multiple Orphan Drug designations. The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs became effective January 1, 2026. In January 2025, CMS announced the next 15 drug and biologic prices that will be subject to the IRA’s price negotiation provisions. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. CMS issued a public statement in January 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program.

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

In June 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. In October 2024, the U.S. Court of Appeals for the Third Circuit heard oral argument in three of these cases. In May 2025, the Third Circuit rejected a pharmaceutical company’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the U.S. Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. We expect that litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state initiatives will have on us, but such changes could impose new or more stringent regulatory requirements on our activities, could reduce coverage of, and reimbursement for our products, place downward pressure on pricing, increase rebate, discount, or other payment obligations, limit our commercial flexibility and contracting strategies, adversely affect demand for our products and otherwise adversely affect our business, results of operations and financial condition.

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

On September 30, 2026, CMS issued a final rule for the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, a Medicare Part B demonstration program scheduled to begin January 1, 2027 that may require manufacturers of certain covered drugs to pay additional rebates when U.S. prices exceed specified international pricing benchmarks. CMS has also proposed additional models that could apply similar concepts to other federal healthcare programs, such as the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD, which is proposed to go into effect beginning January 1, 2027.

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

We have registered trademarks with the USPTO for the marks “SOLID BIOSCIENCES”, and “SOLID BIOSCIENCES” logo and registered marks in foreign jurisdictions for “SOLID BIOSCIENCES” and “SOLID BIOSCIENCES” logo. Once registered, our trademarks or trade names may be challenged, infringed, diluted, tarnished, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement, dilution or tarnishment claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources.

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

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) was enacted as part of the Health Care Reform Law to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of regulatory exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not rely on the reference product, sponsor’s data or submit the application as a biosimilar application.

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

In July 2019, December 2020, January 2024 and March 2026, we completed private placements, and in February 2025 we completed a public offering, of shares of our common stock and pre-funded warrants to purchase shares of our common stock to several accredited investors. In December 2022, we also issued shares of our common stock in the Acquisition and in a related private placement to several accredited investors. We have filed registration statements covering the resale of these shares by the purchasers in these private placements, and the stock consideration issued in the Acquisition, and have agreed to keep such registration statements effective until the date the shares covered by the respective registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act.

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

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, is the sole source of gain for an investment in our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities during the three months ended September 30, 2026 that were not registered under the Securities Act of 1933, as amended, and that have not otherwise been described in a Current Report on Form 8-K.

Item 5. Other Information.

(c) Insider Trading Arrangements

The following table describes, for the third quarter of 2026, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Sukumar Nagendran, M.D. (Director)	Adoption (June 30, 2026)(1)	Rule 10b5-1 trading arrangement	Sale, including sales of shares to be acquired upon exercise of stock options	Until June 30, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 177,700 shares of common stock

(1) Countersigned by the broker on July 24, 2026.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solid Biosciences Inc.

Date: November 4, 2026	By:	/s/ Alexander Cumbo
Alexander Cumbo
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Kevin Tan
Kevin Tan
Chief Financial Officer (Principal Financial and Accounting Officer)